Form 10-Q
period 2019-06-30
Mirum Pharmaceuticals, Inc.
filed 2019-08-28
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number: 001-38981

Mirum Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-1281555
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
950 Tower Lane, Suite 1050, Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 667-4085

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	MIRM	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 26, 2019, the registrant had 22,989,987 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$41,817	$51,963
Short-term investments	42,375	—
Prepaid expenses and other current assets	666	12
Total current assets	84,858	51,975
Long-term investments	16,108	—
Property and equipment, net	460	—
Operating lease right-of-use assets	969	—
Other assets	1,871	—
Total assets	$104,266	$51,975
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,348	$269
Accrued expenses	8,539	2,180
Operating lease liabilities	221	—
Total current liabilities	11,108	2,449
Operating lease liabilities	1,240	—
Other liabilities	42	—
Total liabilities	12,390	2,449
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.0001 par value; 120,000,000 shares authorized as of June 30, 2019 (unaudited) and December 31, 2018; 119,752,983 and 59,908,284 shares issued and outstanding as of June 30, 2019 (unaudited) and December 31, 2018, respectively; and liquidation value of $120,064 and $60,064 as of June 30, 2019 (unaudited) and December 31, 2018, respectively.	119,826	59,849
Redeemable common stock, $0.0001 par value; 1,859,151 shares issued and outstanding as of June 30, 2019 (unaudited) and December 31, 2018	6,990	6,990
Stockholders’ deficit:
Common stock, $0.0001 par value; 180,000,000 shares authorized as of June 30, 2019 (unaudited) and December 31, 2018; 1,161,718 shares issued and 705,273 outstanding, excluding 456,445 shares subject to repurchase as of June 30, 2019 (unaudited); and 1,187,500 shares issued and 636,719 outstanding, excluding 550,781 shares subject to repurchase as of December 31, 2018	1	1
Additional paid-in capital	1,893	34
Accumulated deficit	(36,862)	(17,348)
Accumulated other comprehensive income	28	—
Total stockholders’ deficit	(34,940)	(17,313)
Total liabilities, redeemable convertible preferred stock, redeemable common stock and stockholders’ deficit	$104,266	$51,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating expenses:
Research and development	$11,589	$16,452
General and administrative	2,445	3,766
Total operating expenses	14,034	20,218
Loss from operations	(14,034)	(20,218)
Interest income	468	700
Other income, net	9	4
Net loss	$(13,557)	$(19,514)
Net loss per common share, basic and diluted	$(5.31)	$(7.70)
Weighted-average common shares outstanding, basic and diluted	2,551,822	2,534,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Net loss	$(13,557)	$(19,514)
Other comprehensive loss:
Unrealized gain on available-for-sale investments	46	46
Cumulative translation adjustments	(18)	(18)
Comprehensive loss	$(13,529)	$(19,486)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock,

Redeemable Common Stock and Stockholders’ Deficit

(Unaudited)

(In thousands, except share and per share data)

	Series A Redeemable Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 31, 2018	59,908,284	$59,849	1,859,151	$6,990	636,719	$1	$34	$(17,348)	$—	$(17,313)
Restricted common stock vested in the period	—	—	—	—	35,156	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	218	—	—	218
Net loss	—	—	—	—	—	—	—	(5,957)		(5,957)
Balance as of March 31, 2019	59,908,284	$59,849	1,859,151	$6,990	671,875	$1	$252	$(23,305)	$—	$(23,052)
Restricted common stock vested in the period	—	—	—	—	33,398	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock at $1.00259507 per share, net of issuance costs of $23	59,844,699	59,977	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,641	—	—	1,641
Net loss	—	—	—	—	—	—	—	(13,557)	—	(13,557)
Other comprehensive income	—	—	—	—	—	—	—	—	28	28
Balance as of June 30, 2019	119,752,983	$119,826	1,859,151	$6,990	705,273	$1	$1,893	$(36,862)	$28	$(34,940)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

Six Months Ended
June 30,
2019
Operating activities
Net loss	$(19,514)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	1,859
Depreciation and amortization	43
Amortization of operating lease right-of-use assets	72
Amortization of premium on investments	(35)
Change in operating assets and liabilities:
Prepaid and other current assets	(654)
Operating lease right-of-use assets	(33)
Other assets	(89)
Accounts payable, accrued expenses and other liabilities	7,865
Operating lease liabilities	43
Net cash used in operating activities	(10,443)
Investing activities
Purchase of investments	(58,401)
Purchase of property and equipment	(44)
Net cash used in investing activities	(58,445)
Financing activities
Proceeds from the issuance of preferred stock, net	59,977
Payment of deferred offering costs	(1,217)
Net cash provided by financing activities	58,760
Effect of exchange rate on cash and cash equivalents	(18)
Net decrease in cash and cash equivalents	(10,146)
Cash and cash equivalents at beginning of period	51,963
Cash and cash equivalents at end of period	$41,817
Supplemental disclosure of cash flow information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,418
Landlord paid tenant improvements	$461
Deferred initial public offering costs in accounts payable and accrued expenses	$565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Mirum Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on May 2, 2018, and is headquartered in Foster City, California. The Company is a biopharmaceutical company focused on the development and commercialization of a late-stage pipeline of novel therapies for debilitating liver diseases. The Company’s pipeline consists of two clinical-stage product candidates, maralixibat and volixibat, with mechanisms of action that have potential utility across a wide range of orphan liver diseases. The Company commenced significant operations in November 2018.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mirum Pharmaceuticals AG. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Reverse Stock Split

On July 3, 2019, the Company effected a 1-for-8 reverse stock split of its common stock. The par value and the authorized number of shares of the common stock were not adjusted as a result of the reverse stock split. The reverse stock split resulted in an adjustment to the conversion price of the Company’s Series A redeemable convertible preferred stock (the “Series A Preferred Stock”) to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Initial Public Offering

On July 22, 2019, the Company completed its initial public offering (“IPO”) of its common stock. In connection with its IPO, the Company issued and sold 5,000,000 shares of its common stock at a price of $15.00 per share. As a result of the IPO, the Company received approximately $67.3 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. At the closing of the IPO, 119,752,983 shares of outstanding Series A Preferred Stock were automatically converted into 14,969,118 shares of common stock, and 1,859,151 shares of redeemable common stock were reclassified into permanent equity due to the expiration of the deemed redemption feature (see Note 7). Following the IPO, there were no shares of Series A Preferred Stock or shares of redeemable common stock outstanding.

The condensed consolidated financial statements as of June 30, 2019, including share and per share amounts, do not give effect to the IPO, the conversion of the Series A Preferred Stock into common stock, or the expiration of the deemed redemption feature on the redeemable common stock and related reclassification into permanent equity, as the IPO and such conversions and reclassification into permanent equity were completed subsequent to June 30, 2019.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of June 30, 2019, the Company had an accumulated deficit of $36.9 million and cash, cash equivalents and investments of $100.3 million, which is available to fund future operations. The Company believes that the net proceeds from the IPO, along with the Company’s cash, cash equivalents and investments as of June 30, 2019, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying condensed consolidated financial statements. As such, the condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.

The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations for the three and six months ended June 30, 2019, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2019, the condensed consolidated statements of redeemable convertible preferred stock, redeemable common stock and stockholders’ deficit for the three and six months ended June 30, 2019 and the condensed consolidated statement of cash flows for the six months ended June 30, 2019 are unaudited. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three month and six month periods are also unaudited.

The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the prospectus dated July 17, 2019 that forms a part of the Company’s registration statement on Form S-1 (File No. 333-232251) as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended, on July 18, 2019.

As stated in Note 1, the Company did not commence significant operations until November 2018. From May 2, 2018 to June 30, 2018, the Company incurred $10,000 in general and administrative expenses.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to accrued research and development expenses, the valuation of common stock, equity awards and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents are valued at cost, which approximate their fair value. Cash equivalents consists of money market accounts, money market funds, U.S. treasury bills and repurchase agreements.

The Company invests in certain reverse repurchase agreements, which are collateralized by deposits in the form of U.S. Treasury Securities for an amount no less than 102% of their value. The Company does not record an asset or liability for the collateral as the Company does not intend to sell or re-pledge the collateral. The collateral has the prevailing credit rating of at least the U.S. Government Treasuries and Agencies. The Company utilizes a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

Investments

The Company classifies all investments as available-for-sale, as the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date, are classified as a current asset.

Investments are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are also included in interest income.

Fair Value of Financial Instruments

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of all cash equivalents, investments, accounts payable and accrued liabilities are reasonable estimates of their fair value.

There were no transfers between Levels 1, 2 or 3 for the periods presented.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation, ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term. As of June 30, 2019 and December 31, 2018, property and equipment consisted primarily of leasehold improvements of $0.5 million and zero, respectively. Accumulated depreciation as of June 30, 2019 and December 31, 2018 was $43,000 and zero, respectively.

Deferred Offering Costs

Offering costs, including legal, accounting, and filing fees related to the IPO, were deferred and were offset against the offering proceeds upon the completion of the IPO. As of June 30, 2019, $1.8 million of deferred offering costs have been capitalized and included in other assets in the accompanying condensed consolidated balance sheet. There were no deferred offering costs recorded as of December 31, 2018.

Accrued Research and Development Expenses

The Company accrues and expenses clinical trial activities performed by third parties based upon estimates of the proportion of work completed over the life of the individual study and patient enrollment rates in accordance with agreements established with clinical research organizations and clinical trial sites. The Company determines the estimates by reviewing contracts, vendor agreements and purchase orders and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

The Company makes estimates of accrued expenses as of each balance sheet date based on facts and circumstances known to the Company at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. The Company has not experienced any material differences between accrued costs and actual costs incurred since its inception. Nonrefundable advance payments for goods and services are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Research and Development Expenses

Research and development expenses consist primarily of fees paid to contract research organizations and other vendors for clinical, non-clinical and manufacturing services, salaries and benefits, including stock-based compensation expense, consultant expenses, costs related to acquiring manufacturing materials, costs related to compliance with regulatory requirements and license payments related to acquiring intellectual property rights for the Company’s product candidates. Research and development expenses are expensed as incurred.

Leases

In accordance with ASU No. 2016-02, as adopted on January 1, 2019, the Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on our condensed consolidated balance sheet.

Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, shares of Series A Preferred Stock are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive to the Company’s net loss. Therefore, basic and diluted net loss per share were the same for the periods presented due to the Company’s net loss position.

Potentially dilutive securities as of June 30, 2019 and December 31, 2018 that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive are 14,969,118 and 7,488,530 shares of Series A Preferred Stock (in common stock equivalent shares), respectively.

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends existing guidance to require substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases, including qualitative and quantitative disclosures. There was no impact on the accompanying condensed consolidated financial statements as of the adoption date, January 1, 2019.

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825,

Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact the standard will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The standard eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the standard will have on its condensed consolidated financial statements.

3. Fair Value Measurements

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$12,158	$—	$—	$12,158
U.S. treasury bills	18,388	—	—	18,388
Repurchase agreement	—	15,000	—	15,000
Corporate debt securities	—	18,131	—	18,131
Commercial paper	—	9,917	—	9,917
U.S. government bonds	—	4,495	—	4,495
Asset backed securities	—	12,045	—	12,045
Total	$30,546	$59,588	$—	$90,134

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	June 30, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$12,158	$—	$—	$12,158
U.S. treasury bills	18,376	12	—	18,388
Repurchase agreement	15,000	—	—	15,000
Corporate debt securities	18,107	26	(2)	18,131
Commercial paper	9,917	—	—	9,917
U.S. government bonds	4,494	1	—	4,495
Asset back securities	12,036	10	(1)	12,045
Total cash equivalents and investments	$90,088	$49	$(3)	$90,134
Classified as:
Cash equivalents				$31,651
Short-term investments				42,375
Long-term investments				16,108
Total cash equivalents and investments				$90,134

As of June 30, 2019, the remaining contractual maturities of available-for-sale investments were less than two years. There have been no significant realized losses on available-for-sale investments for the period presented. During the six months ended June 30, 2019, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued milestones for Shire and Satiogen (see Note 6)	$3,000	$—
Accrued costs for Shire	1,542	1,310
Accrued clinical trials	1,513	785
Accrued professional service fees	922	70
Accrued contract manufacturing and non-clinical costs	803	—
Accrued compensation and related benefits	759	15
Total accrued expenses	$8,539	$2,180

6. Asset Acquisitions

Assignment and License Agreement with Shire International GmbH

On November 5, 2018, the Company entered into an Assignment and License Agreement (the “Shire Agreement”) with Shire International GmbH (“Shire”). Under the terms of the Shire Agreement, Shire granted the Company an exclusive, royalty bearing worldwide license to develop and commercialize its two product candidates, maralixibat and volixibat. As part of the Shire Agreement, the Company was assigned license agreements held by Shire with Satiogen Pharmaceuticals, Inc. (“Satiogen”), Pfizer Inc. (“Pfizer”) and Sanofi-Aventis Deutschland GmbH (“Sanofi”). The Company has the right to sublicense under the Shire Agreement and additionally has the right to sublicense under the Satiogen, Pfizer and Sanofi licenses subject to the terms of those license agreements.

In consideration for the rights granted to the Company under the Shire Agreement, the Company made an upfront payment to Shire on November 5, 2018 of $7.5 million and issued Shire 1,859,151 shares of its redeemable common stock with an estimated fair value of $7.0 million, or $3.76 per share. The fair value of the shares was determined using an option pricing model with key assumptions as of the date of issuance including the probabilities of liquidity scenarios, enterprise value, time to liquidity, risk-free interest rates, volatility and discount for lack of marketability.

The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired in the transaction were measured based on the upfront payment to Shire and the fair value of the common stock shares issued to Shire, as the fair value of the consideration given was more readily determinable than the fair value of the assets received. Because the assets had not yet received regulatory approval and have no alternative future use, the fair value attributable to these assets were initially recorded as in process research and development expenses.

The Company is also obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for maralixibat in certain indications and an additional $25.0 million upon regulatory approval of maralixibat for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to maralixibat and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH-PFIC clinical trial, which obligates the Company to make a $2.5 million payment to Shire. The Company considered the achievement probable as of June 30, 2019 and recorded an accrual of $2.5 million, which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of June 30, 2019, and in research and development expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019.

Concurrent with the Shire Agreement, the Company also entered into a Transition Services Agreement (“TSA”) with Shire, which covers services provided by Shire to transfer the research and development activities and the related know-how from Shire to the Company, including continuation of work on any existing clinical trials and manufacturing activities until fully transferred. The Company recorded $14,000 and $0.4 million for services provided by Shire under the TSA for the three and six months ended June 30, 2019, respectively. Additionally, the Company recorded a reduction of estimated expenses of $0.3 million and $0.1 million for pass through costs related to continuation of work on existing clinical trials and manufacturing activities for the three and six months ended June 30, 2019, respectively. The reduction of estimated expenses for the three and six months ended June 30, 2019 was related to a final reconciliation of expenses and agreement on final amounts due to Shire.

As of June 30, 2019 and December 31, 2018, $1.5 million and $2.1 million, respectively, was recorded in accrued expenses on the consolidated balance sheets for these services.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement.  In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH-PFIC clinical trial, which obligates the Company to make a $0.5 million payment to Satiogen. The Company considered the achievement probable as of June 30, 2019 and recorded an accrual of $0.5 million, which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of June 30, 2019, and in research and development expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019.

Pfizer License

Through the Shire Agreement, the Company was assigned a license agreement with Pfizer pursuant to which the Company obtained an exclusive, worldwide license to certain Pfizer know-how with a right to sublicense. Upon commercialization of any product utilizing the licensed product, the Company will be required to pay to Pfizer a low single-digit royalty on net sales of product sold by the Company, its affiliates or sublicensees. The Company’s royalty obligations continue on a licensed product-by-licensed product basis until the eighth anniversary of the first commercial sale of such licensed product anywhere in the world.

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. As of June 30, 2019, no milestones had been accrued as there were no potential milestones yet considered probable.

7. Series A Preferred Stock and Stockholders’ Deficit

Series A Preferred Stock

On November 5, 2018, the Company entered into a Series A Preferred Stock Purchase Agreement with various investors for issuance of up to 119,752,983 shares of Series A Preferred Stock at a purchase price of $1.00259507 per share. In an initial closing, the Company issued 59,908,284 shares of Series A Preferred Stock at $1.00259507 per share, for approximately $59.8 million in cash and the conversion of approximately $51,014 in principal and accrued interest under convertible promissory note.

On April 12, 2019, the Second Closing of Series A Preferred Stock was completed for issuance of 59,844,699 shares and cash proceeds of $60.0 million.

The Series A Preferred Stock has been classified outside of stockholders’ deficit as temporary equity on the accompanying condensed consolidated balance sheet because the shares contain certain redemption features that are not solely within the control of the Company. The Series A Preferred Stock is not generally redeemable; however, upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the Series A Preferred Stock may have the right to receive its liquidation preference under the terms of the Company’s certificate of incorporation. The Company is not adjusting the carrying value of the Series A Preferred Stock as it is uncertain whether or when a redemption event will occur.

Upon the completion of the IPO (see Note 1), all outstanding shares of Series A Preferred Stock were automatically converted into 14,969,118 shares of common stock.

Redeemable Common Stock

In connection with the Shire License Agreement, the Company entered into a common stock issuance agreement (the “Common Stock Agreement”) with Shire and issued 1,859,151 shares of the Company’s common stock (the “Shire Stock”), or 9% of the Company’s outstanding fully diluted shares issued as of June 30, 2019. Pursuant to the terms of the Common Stock Agreement, (1) in the event of an initial public offering prior to the occurrence of certain liquidation events, if Shire’s ownership of the Company’s common stock is less than 5% of the outstanding fully diluted shares of common stock immediately prior to the closing of the IPO, the Company will issue additional shares of common stock to increase Shire’s ownership to 5% of the then-outstanding fully diluted shares, and (2) in the event that certain liquidation events occur prior to an initial public offering and Shire’s ownership is less than 5% of the then outstanding fully diluted shares of common stock, Shire is entitled to receive additional proceeds, if needed, to equal 5% of proceeds available for distribution to the Company’s security holders.

The Shire Stock has been classified outside of stockholders’ deficit as temporary equity on the accompanying condensed consolidated balance sheet because these features are deemed for accounting purposes to contain certain redemption features that may be triggered in the event of certain liquidation events that are not solely in the control of the Company. The Company is not adjusting the carrying value of the Shire Stock as it is uncertain whether or when a redemption event will occur.

Upon the completion of the IPO (see Note 1), the Shire Stock was reclassified to permanent equity due to the expiration of the deemed redemption feature.

Common Stock

In August and October 2018, the Company issued 1,187,500 shares of common stock as founder shares for services rendered to the Company, valued at $0.0001 per share for consideration of approximately $950. On November 5, 2018, in connection with the issuance of the Series A Preferred Stock, vesting conditions were placed on 562,500 previously issued founder shares. These shares vest over 4 years and are subject to repurchase by the Company in the event of termination of services. Shares subject to repurchase are not deemed, for accounting purposes, to be outstanding until those shares vest. In April 2019, the Company repurchased 25,782 shares of the common stock from a former employee in connection with termination of employment.

As of June 30, 2019 and December 31, 2018, 456,445 and 550,781 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Each share of common stock is entitled to one voting right. Common stockholders are entitled to dividends when funds are legally available and declared by the Board.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of June 30,	As of December 31,
	2019	2018
Conversion of preferred stock	14,969,118	7,488,530
Stock options issued and outstanding	3,077,812	—
Reserved for future stock awards or option grants	101,443	1,859,151
	18,148,373	9,347,681

8. Stock-Based Compensation

Equity Incentive Plans

On November 5, 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company. As of June 30, 2019, 3,179,255 shares of common stock were authorized for issuance under the 2018 Plan.

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to its IPO (see Note 1) the Company was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

No stock options were granted for the period from May 2, 2018 to June 30, 2018. The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Exercise price	$2.94-$6.27	$2.94-$6.27
Expected term (in years)	6.0-6.3	6.0-6.3
Expected volatility	73.88%-75.12%	73.88%-75.12%
Risk-free interest rate	1.98%-2.25%	1.98%-2.46%
Expected dividend yield	—	—
Grant date fair value of options granted	$8.37-$10.46	$7.47-$10.46

The following table summarizes stock option activity during the six months ended June 30, 2019 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Total Intrinsic Value
Outstanding as of December 31, 2018	—	$—	—	$—
Additional options authorized	—
Granted	3,077,812	$4.73	9.8
Exercised	—	$—	—
Canceled and forfeited	—	$—	—
Outstanding as of June 30, 2019	3,077,812	$4.73	9.8	$29,007
Vested and exercisable as of June 30, 2019	1,002	$2.94	9.7	$11

As of June 30, 2019, the total unrecognized stock-based compensation related to unvested stock option awards granted was $24.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.6 years.

Restricted Stock

On November 5, 2018, in connection with the issuance of the Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The total compensation cost resulting from the modification was $1.7 million. The modified shares have a four year vesting period and a measurement date fair value of $2.936 per share. For the three and six months ended June 30, 2019, 33,398 and 68,555 shares vested, respectively. As of June 30, 2019, the total unrecognized compensation expense related to unvested restricted stock was $1.3 million expected to be recognized over a weighted-average period of approximately 3.4 years.

Stock-based compensation expense is reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
General and administrative	$1,003	$1,150
Research and development	638	709
Total	$1,641	$1,859

9. Leases

On January 22, 2019, the Company entered into an agreement for the Company’s corporate headquarters for approximately 5,600 square feet of office space. The lease term is for approximately four years with the option to extend the term for one five-year term. The Company has not included the renewal period in its lease term as exercise of the renewal option term was not determined to be reasonably certain to be executed. The lease additionally contains a tenant improvement allowance of $0.4 million, which has been recorded in the accompanying condensed consolidated balance sheet as of June 30, 2019 as leasehold improvements with corresponding reduction of the right-of use asset at inception of the lease. Costs determined to be variable and not based upon an index or rate were not included in the measurement of the operating lease liability.

Monthly rent expense is recognized on a straight-line basis over the term of the lease. The operating lease is included in the balance sheet at the present value of the lease payments at an 8% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate. The weighted average remaining lease term was 4.0 years.

Gross future minimum annual rental commitments as of June 30, 2019 were as follows (in thousands):

Year ending December 31,	Undiscounted Rent Payments
2019 (remaining six months)	$116
2020	436
2021	448
2022	460
2023	252
2024	15
Total undiscounted rent payments	1,727
Less: imputed interest	(266)
Total lease liability	$1,461

There was no cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019.

The Company recorded $0.1 million in rent expense for the three and six months ended June 30, 2019. There was no rent expense recorded for the period from May 2, 2018 to June 30, 2018.

10. Income Taxes

The Company did not record tax expense for the three and six months ended June 30, 2019 and 2018 due to the Company’s loss position and full valuation allowance.

11. Subsequent Events

2019 Equity Incentive Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 1,401,443 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan including 101,443 shares that remained available for issuance under the 2018 Plan as of July 17, 2019. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors.

Stock Option Grant

In July 2019, the Company’s board of directors approved the grant of an option to purchase 17,000 shares of common stock to a director nominee upon the completion of the IPO.

Initial Public Offering

In July 2019, in connection with the completion of its IPO, the Company’s amended and restated certificate of incorporation was further amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus dated July 17, 2019 that forms a part of our Registration Statement on Form S-1 (File No. 333-232251), as filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on July 18, 2019 (“Prospectus”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Mirum,” “we,” “us” and “our” refer to Mirum Pharmaceuticals, Inc. and its consolidated subsidiary.

Forward-Looking Statements

In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Overview

We are a biopharmaceutical company focused on the development and commercialization of a late-stage pipeline of novel therapies for debilitating liver diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear. Our pipeline consists of two clinical-stage product candidates with mechanisms of action that have potential utility across a wide range of orphan liver diseases. We are initially developing maralixibat for the treatment of progressive familial intrahepatic cholestasis (“PFIC”) and Alagille syndrome (“ALGS”) in pediatric patients. Based on improvements in pruritus and other disease markers observed in Phase 2 clinical trials, we commenced enrollment in the Phase 3 MARCH clinical trial in PFIC in the second quarter of 2019 and are planning to initiate a Phase 3 clinical trial in ALGS in the first half of 2020. We are developing volixibat for the treatment of adult patients with cholestatic liver diseases and expect to initiate Phase 2 clinical trials in 2020. In addition to data from ongoing clinical trials of maralixibat, we expect to complete enrollment in the Phase 3 MARCH-PFIC clinical trial in the second quarter of 2020 and announce topline Phase 3 data in late-2020 and clinical data for volixibat in 2022.

We were incorporated in May 2018 and commenced operations in November 2018. To date, we have focused primarily on acquiring and in-licensing our product candidates, maralixibat and volixibat, organizing and staffing our company, business planning, raising capital, and preparing for advancement of our product candidates into clinical development.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We have no products approved for commercial sale and have never generated any revenues from product sales. Through June 30, 2019, we have raised net cash proceeds of approximately $119.8 million to fund operations through equity financings. Our net loss was $13.6 million and $19.5 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $36.9 million and cash, cash equivalents and investments of $100.3 million. We expect our expenses and operating losses will increase substantially as we conduct our planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

Accordingly, until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate our product candidate development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

On July 22, 2019, we completed our initial public offering (“IPO”) whereby we sold an aggregate of 5,000,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds of approximately $67.3 million after deducting underwriting discounts, commissions and offering expenses payable by us.

Assignment and License Agreement with Shire

In November 2018, we entered into an assignment and license agreement (“Shire License Agreement”) with Shire International GmbH (“Shire”), in which we were granted an exclusive, royalty bearing worldwide license to develop and commercialize our two product candidates, maralixibat and volixibat. As part of the Shire License Agreement, we were assigned license agreements held by Shire with Satiogen Pharmaceuticals, Inc. (“Satiogen” and altogether, the “Satiogen License”), Pfizer Inc. (“Pfizer”), and Sanofi-Aventis Deutschland GmbH (“Sanofi”). In partial consideration for the rights granted to us under the Shire License Agreement, we made an upfront payment to Shire of $7.5 million and issued Shire 1,859,151 shares of our common stock with an estimated fair value of $7.0 million.

In January 2019, we entered into a Transition Services Agreement with Shire (“TSA”), which covered services to be provided by Shire to transfer certain research and development activities and the related know-how from Shire to us, including continuation of work on any existing trials and manufacturing activities until fully transferred to us. As of June 30, 2019, we have completed the activities under the TSA and finalized amounts due to Shire for services and pass through expenses on existing trials and manufacturing activities.

In July 2019, we achieved a development milestone under the Shire License Agreement related to the initiation of the Phase 3 MARCH-PFIC clinical trial, which obligates us to make a $2.5 million payment to Shire and a $0.5 million payment to Satiogen.

See Note 6 to our condensed consolidated financial statements.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses have related primarily to preclinical and clinical development of our product candidates. Our research and development expenses include or could include:

•	salaries and related expenses for employee personnel, including benefits, travel and expenses related to stock-based compensation granted to personnel in development functions;
•	external expenses paid to clinical trial sites, contract research organizations and consultants that conduct our clinical trials;
•	expenses related to drug formulation development and the production of nonclinical and clinical trial supplies, including fees paid to contract manufacturers;
•	licensing milestone payments related to development, regulatory or commercialization events;
•	expenses related to nonclinical studies;
•	expenses related to compliance with drug development regulatory requirements; and
•	other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and other supplies.

We expense research and development costs as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Because our product candidates are still in clinical and nonclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates or whether, or when, we may achieve profitability. Due to the early stage nature of our programs, we do not track costs on a project by project basis. As our programs become more advanced, we intend to track the external and internal cost of each program.

General and Administrative Expense

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and insurance costs.

We expect that our general and administrative expenses will increase in the future as we expand our operating activities, increase headcount, as well as incur additional costs associated with being a publicly traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include increased personnel expenses, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations and maintaining compliance with exchange listing and SEC requirements associated with operating as a public company.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. We base our estimates upon historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with accrued research and development expenditures and stock-based compensation have the most significant impact on our condensed financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes during the six months ended June 30, 2019 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus, except for the determination of the fair value of our common stock, which is used in estimating the fair value of stock-based awards at grant date as discussed below.

Prior to our IPO, our common stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the Prospectus. Following our IPO, the closing sale price per share of our common stock as reported on the Nasdaq Global Market (“Nasdaq”) on the date of grant will be used to determine the exercise price per share of our share-based awards to purchase common stock.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2019

The following table sets forth our results of operations for the three months ended June 30, 2019 (in thousands):

Three Months Ended June 30,
2019
Operating expenses:
Research and development	$11,589
General and administrative	2,445
Total operating expenses	14,034
Loss from operations	(14,034)
Interest income	468
Other income, net	9
Net loss	$(13,557)

Research and Development Expenses

Research and development expenses were $11.6 million for the three months ended June 30, 2019 and were comprised primarily of $4.7 million for clinical trials and manufacturing expenses, including a reduction of estimated pass through expenses due to Shire of $0.3 million, $3.0 million for development milestone expenses related to initiation of the Phase 3 MARCH-PFIC clinical trial, $1.9 million of compensation related expenses, including stock-based compensation of $0.6 million, $0.9 million of consulting expenses, $0.6 million of expenses related to other general expenses and $0.5 million of non-clinical expenses.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended June 30, 2019 and were comprised primarily of $1.8 million of compensation related expenses, including stock-based compensation of $1.0 million, $0.2 million of general legal and patent expenses, $0.2 million of professional services and $0.2 million of expenses related to other general expenses.

Interest Income

Interest income was $0.5 million for the three months ended June 30, 2019 and was comprised of interest earned on our cash, cash equivalents and investments during the period.

Results of Operations for the Six Months Ended June 30, 2019

The following table sets forth our results of operations for the six months ended June 30, 2019 (in thousands):

Six Months Ended June 30,
2019
Operating expenses:
Research and development	$16,452
General and administrative	3,766
Total operating expenses	20,218
Loss from operations	(20,218)
Interest income	700
Other income, net	4
Net loss	$(19,514)

Research and Development Expenses

Research and development expenses were $16.5 million for the six months ended June 30, 2019 and were comprised primarily of $7.5 million for clinical trials and manufacturing expenses, including a reduction of estimated pass through expenses due to Shire of $0.1 million, $3.0 million for development milestone expenses related to initiation of the Phase 3 MARCH-PFIC clinical trial, $2.7 million of compensation related expenses, including stock-based compensation of $0.7 million, $1.6 million of consulting expenses, $0.8 million of expenses related to other general expenses, $0.5 million of non-clinical expenses and $0.4 million of expenses related to services performed under the TSA with Shire.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the six months ended June 30, 2019 and were comprised primarily of $2.2 million of compensation related expenses, including stock-based compensation of $1.2 million, $0.6 million of general legal and patent expenses, $0.6 million of professional services and $0.4 million of expenses related to other general expenses.

Interest Income

Interest income was $0.7 million for the six months ended June 30, 2019 and was comprised of interest earned on our cash, cash equivalents and investments during the period.

Liquidity and Capital Resources

Overview

To date, we have incurred operating losses and negative cash flows from operations. Prior to our IPO, our operations have been financed primarily by net proceeds from the sale and issuance of our Series A redeemable convertible preferred stock (“Series A Preferred Stock”). As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $36.9 million and $17.3 million, respectively.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, hire additional staff, including clinical, scientific, operational, financial and management personnel, and incur additional costs associated with being a public company.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Through June 2019, we have raised net cash proceeds of approximately $119.8 million primarily through equity financings. As of June 30, 2019, we had cash, cash equivalents and investments of $100.3 million. As of December 31, 2018, we had cash and cash equivalents of $52.0 million.

On July 22, 2019, we closed our IPO and issued an aggregate of 5,000,000 share of common stock at a price of $15.00 per share. We received net proceeds of approximately $67.3 million, after underwriting discounts, commissions and offering expenses.

We expect that the net proceeds from our IPO, together with our existing cash, cash equivalents and investments, will be sufficient to fund our operations for at least the next twelve months.

Until such time, if ever, as we can generate substantial product revenue from sales of maralixibat, volixibat or any future product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides a summary of the net cash flow activity for the period indicated (in thousands):

Six Months Ended June 30,
2019
Net cash used in operating activities	$(10,443)
Net cash used in investing activities	(58,445)
Net cash provided by financing activities	58,760
Effect of exchange rate on cash and cash equivalents	(18)
Net decrease in cash and cash equivalents	$(10,146)

Net cash used in operating activities was $10.4 million for the six months ended June 30, 2019, which consisted primarily of our net loss of $19.5 million reduced by $1.9 million stock-based compensation expense and a $7.1 million decrease in net assets due to an increase in accounts payable, accrued expenses and other liabilities primarily due to clinical and manufacturing activities of $7.9 million, an increase in prepaid expenses and other current assets of $0.7 million and an increase in other assets of $0.1 million.

Net cash used in investing activities was $58.4 million for the six months ended June 30, 2019, which primarily consisted of purchases of investments.

Net cash provided by financing activities was $58.8 million for the six months ended June 30, 2019, which consisted of $60.0 million in net proceeds from the issuance of 59,844,699 shares of Series A Preferred Stock, partially offset by cash payments of deferred offering costs incurred in connection with our IPO of $1.2 million.

Contractual Obligations and Commitments

The following table summarizes our principal contractual obligations and commitments as of June 30, 2019 that will affect our future liquidity (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Operating lease obligations(1)(2)	$1,727	$331	$1,362	$34	$—
Development milestone payments(3)	3,000	3,000	—	—	—
Total	$4,727	$3,331	$1,362	$34	$—
(1)	Consists of our corporate headquarters lease encompassing approximately 5,600 square feet of office space that expires in August 2023.
(2)

In April 2019, we entered into a 5-year lease agreement for a new office for space in Basel, Switzerland. The lease term and allocated minimum lease payments, which are in aggregate $0.2 million over the initial 5-year term, commenced in June 2019.

(3)

Represents a development milestone payable under the Shire License Agreement and Satiogen License related to the initiation of the Phase 3 MARCH-PFIC clinical trial, which obligates us to make a $2.5 million payment to Shire and a $0.5 million payment to Satiogen. We considered the achievement probable as of June 30, 2019 and in July 2019, we achieved this development milestone.

From time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims, including the Shire License Agreement, and certain real estate leases, supply purchase agreements, and agreements with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our consolidated balance sheet for the periods presented.

We enter into contracts in the normal course of business with clinical research organizations and clinical sites for the conduct of clinical trials, preclinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Contractual Arrangements

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of June 30, 2019 and as discussed in the table above, we considered the achievement of the first development milestone under the Shire License Agreement and Satiogen License probable, obligating us to pay an aggregate of $3.0 million. As for the remaining milestones, as of June 30, 2019, we were unable to estimate the timing or likelihood of achieving future milestones or making future product sales and, therefore, any related payments are not included herein. For additional information regarding these license agreements, including our payment obligations thereunder, see Note 6 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

JOBS Act

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of June 30, 2019 consist of readily available checking, money market funds, and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

Foreign Currency Rate Risk

Our operations include activities in the United States and Switzerland. In addition, we contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, the most significant of which is the Swiss Franc, we do not currently believe that foreign currency could have a significant impact.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Senior Vice President Finance and Communications, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Senior Vice President Finance and Communications have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President Finance and Communications, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Prospectus.

Risks Related to Our Business and Industry

We have a very limited operating history, and we have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We were incorporated in May 2018 and commenced operations in November 2018, and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on acquiring and in-licensing our product candidates, maralixibat and volixibat, organizing and staffing our company, business planning, raising capital, and preparing for advancement of our product candidates into clinical development. As we build our capabilities and expand our organization, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. We have not yet demonstrated an ability to obtain regulatory approval for, or to commercialize, a product candidate. In particular, because we acquired each of our product candidates from third-parties, we have not yet completed a clinical trial as a company. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception in May 2018. For the three and six months ended June 30, 2019, we reported a net loss of $13.6 million and $19.5 million, respectively. As of June 30, 2019, we had an accumulated deficit of $36.9 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

Our business is dependent on the success of our product candidates, each of which require significant clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Our business and future success depends on our ability to obtain regulatory approval for, and then successfully commercialize, maralixibat, which is currently in clinical development for the treatment of PFIC and ALGS, both of which are rare pediatric cholestatic liver diseases, and volixibat, which we are planning to develop for the treatment of adult cholestatic liver diseases. We currently generate no revenues from sales of any of our product candidates, and we may never be able to develop a marketable product. Our product candidates will require clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. Further, we are not permitted to market or promote any of our product candidates before we receive regulatory approval from the U.S. Food and Drug Administration (“FDA”) or comparable foreign regulatory authorities, and we may never receive such regulatory approvals.

Our clinical trials may not be successful and may not be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. For example, in certain of our planned clinical trials, the primary efficacy endpoint is a patient-reported outcome or a caregiver-reported outcome measuring the decrease in severity of pruritus. The FDA or comparable foreign regulatory authority may not accept such patient-reported outcomes or caregiver-reported outcomes as validated. If modifications are needed for our study design to support the submission of an application for marketing approval, incorporating such modifications may be costly and could lead to delays in obtaining approval from the FDA or comparable foreign regulatory authorities, which may significantly, adversely and materially affect our ability to successfully commercialize our product candidates. Further, even if we make changes to the study design to address these considerations, the FDA or comparable foreign regulatory authorities may not approve our product candidates.

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support a New Drug Application (“NDA”) submission seeking approval to market a new drug. Based on interactions with the FDA, we believe that the results from a single Phase 3 clinical trial, if successful, would be sufficient to support an NDA submission seeking approval for maralixibat for the treatment of PFIC; however, the FDA may not agree to this approach. Even if we believe the results from our Phase 3 clinical trials are positive, the FDA may require us to conduct additional Phase 3 trials before we are able to submit one or more NDAs. Moreover, based on interactions with the FDA, we believe that clinical data of maralixibat in PFIC paired with adequate natural history data may be adequate to support an NDA filing for a general PFIC indication rather than the treatment of pruritus associated with PFIC; however, the FDA has not agreed to this approach but has indicated that efficacy data of the Phase 3 MARCH-PFIC clinical trial, if positive, may be adequate to support an NDA submission for the treatment of pruritus associated with a non-truncating mutation of the bile salt export pump (“nt-PFIC2”). If we are unable to obtain adequate natural history data or the FDA does not view such data as sufficient to support approval for a general PFIC indication, the NDA submission for maralixibat may be limited to the treatment of pruritus associated with nt-PFIC2.

Further, we have initiated preliminary discussions with the FDA regarding the adequacy of our Phase 2 data to support an NDA submission for pruritus associated with ALGS. While the FDA has not agreed at this time that our Phase 2 data would support an NDA submission, they have requested additional information about our program and are open to further discussion. The FDA may not agree that our Phase 2 data is adequate to support an NDA submission for pruritus associated with ALGS and we may be required to conduct one or more Phase 3 trials before we are able to submit an NDA. In addition, an NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology and chemistry, manufacturing and controls (“CMC”). We have not yet discussed such information with the FDA and the FDA may disagree with our interpretation of such data and information, which may require us to, among other things, complete additional CMC development. As a result, FDA approval of maralixibat for pruritus associated with ALGS may be delayed and we may be required to expend significant additional resources seeking such approval. Moreover, although we are in the process of discussing our planned Phase 3 ALGS clinical trial with the European Medicines Agency (“EMA”), we have not reached agreement, and the EMA may not accept our currently proposed Phase 3 ALGS trial design.

To the extent that the results of our clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval for our product candidates may be significantly delayed or prevented, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional clinical trials in support of potential approval for our product candidates. Even if we are able to obtain approval for any product candidate, the approved label may be limited to a symptom of the target disease, such as pruritus, or subset of the patient population, such as patients with nt-PFIC2.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

For example, each indication, for which we are evaluating maralixibat and volixibat, is a rare cholestatic liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of maralixibat and volixibat. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies. For example, many patients with PFIC seek liver transplants early and as a result become ineligible for our treatment. In addition, for example, in PFIC, we intend to conduct clinical trials in countries that have not yet had maralixibat trials conducted and we have not yet worked with such foreign regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with maralixibat. Additionally, other pharmaceutical companies targeting these same cholestatic liver diseases are recruiting clinical trial patients from these patient populations, which may delay or make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

We believe we have appropriately accounted for the above factors in our trials when determining expected clinical trial timelines, but our assumptions may not be correct and we may experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. In the case of maralixibat and volixibat, we are seeking to develop treatments for rare cholestatic liver diseases for which there is limited clinical experience, and our planned clinical trials use novel end points and measurement methodologies, which add complexity to the conduct of and analysis of data from our clinical trials and may delay or prevent regulatory approval. Importantly, because the measure of pruritus relies on subjective patient feedback, it is inherently difficult to evaluate, and is subject to placebo effect. It can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial. The placebo effect may also have a significant impact on pruritus trials.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, volixibat has been evaluated primarily for the treatment of non-alcoholic steatohepatitis and has not been evaluated in either primary sclerosing cholangitis (“PSC”) or intrahepatic cholestasis of pregnancy (“ICP”), and our clinical development strategy is predicated on observations of apical sodium-dependent bile acid transporter (“ASBT”) inhibition in cholestatic settings. Similarly, maralixibat has not yet been evaluated in biliary atresia (“BA”) or in subjects under 12 months of age. As such, our hypothesis of efficacy in these diseases will be evaluated in these target patient populations and may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. For example, in the Phase 2 INDIGO clinical trial evaluating maralixibat in PFIC patients, the primary efficacy analysis of serum bile acids (“sBA”) change from baseline to week 13 did not reach statistical significance for the overall group; however, a 48-week analysis of the clinical trial demonstrated a profound treatment response in a subset of patients with nt-PFIC2. In addition, we do not have experience in conducting placebo-controlled studies for PFIC, and we expect to administer higher doses of maralixibat than we previously have administered in this setting. We may face significant setbacks as we initiate and conduct our planned placebo-controlled Phase 3 clinical trials in PFIC and ALGS, which may delay or prevent regulatory approval of maralixibat.

Our planned clinical trials may not be successful, and any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in other indications.

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.*

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate CMC and our proposed clinical trial protocol, as part of an investigational new drug (“IND”) application or similar regulatory filing. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations (“CROs”), and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•

the FDA or comparable foreign regulatory authorities’ failure to accept our proposed manufacturing processes and suppliers and/or requirement to provide additional information regarding our manufacturing processes before providing marketing authorization;

•	obtaining regulatory authorizations to commence a clinical trial or reaching a consensus with regulatory authorities on clinical trial design;
•

any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining approval from one or more institutional review boards (“IRBs”);
•	IRBs refusing to approve, suspending or terminating the clinical trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the clinical trial;
•	changes to clinical trial protocol;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•	sites deviating from clinical trial protocol or dropping out of a clinical trial;
•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events (“SAEs”), in clinical trials of the same class of agents conducted by other companies;
•

a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”), regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
•	third-party vendors not performing manufacturing and distribution services in a timely manner or to sufficient quality standards;
•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice (“GCP”), or other regulatory requirements;

•	third-party contractors not performing data collection or analysis in a timely or accurate manner; or
•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

In addition, we plan to advance maralixibat for the treatment of BA and initiate a clinical program in the first half of 2020. Prior to initiation, we intend to discuss the design and scope of our planned clinical program for maralixibat in BA with regulatory authorities. As we have not tested maralixibat in subjects with BA or subjects less than 12 months old, regulatory authorities may require us to conduct a Phase 2 clinical trial and/or additional clinical development activities before we are able to conduct a Phase 3 clinical trial.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

If the market opportunities for our product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.

If the size of the market opportunities in each of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of maralixibat on treatments for rare pediatric cholestatic liver diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting with maralixibat, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare pediatric cholestatic liver diseases. We also plan to focus our clinical development of volixibat as a treatment for PSC or ICP with a relatively small patient population. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, while we are evaluating maralixibat in patients with different types of PFIC in our Phase 3 MARCH-PFIC clinical trial, in prior studies of maralixibat, the Phase 2 INDIGO clinical trial in particular, all of the multi-parameter responders were in the nt-PFIC2 subpopulation. Further, the primary endpoint in our Phase 3 MARCH-PFIC clinical trial is designed to evaluate maralixibat’s effect on pruritus associated with nt-PFIC2. As such, even if our Phase 3 MARCH-PFIC clinical trial shows positive results in other PFIC subgroups, the design of our clinical trial may limit the ability of our NDA to be approved beyond the nt-PFIC2 population. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Lastly, the potentially addressable patient population for PFIC and ALGS may even be further reduced as gene therapy products become more widely accepted and approved.

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA. We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities.

Prior to obtaining approval to commercialize a product candidate in the United States or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or the validation of our caregiver and patient reported outcome instruments;
•	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•

the FDA or comparable foreign regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any of its proposed indications;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to satisfy the FDA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submissions in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any of the above events could prevent us from achieving market approval of our product candidates and could substantially increase the costs of commercializing our product candidates. The demand for our product candidates could also be negatively impacted by any adverse effects of a competitor’s product or treatment.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a risk evaluation and mitigation strategy (“REMS”), which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that product candidate in other jurisdictions.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product candidates is also subject to approval.

We expect to submit a Marketing Authorization Application (“MAA”) to the EMA for approval for maralixibat and volixibat in the European Union. As with the FDA, obtaining approval of an MAA from the EMA is a similarly lengthy and expensive process and the EMA has its own procedures for approval for product candidates. Regulatory authorities in jurisdictions outside of the United States and the European Union also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any of our product candidates will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, we have observed increases in alanine aminotransferase (“ALT”) levels in certain patients being treated with maralixibat with ALGS. In addition, we intend to use higher doses of maralixibat and volixibat in future clinical trials. The use of higher doses could result in more frequent or more severe side effects. Furthermore, only patients 12 months of age and older have been treated with maralixibat, and the safety profile in patients under 12 months of age is unknown and may be different than that observed in previous clinical trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

In prior clinical studies of maralixibat, the most commonly reported adverse events (“AEs”), and SAEs have been those of gastrointestinal (“GI”) disorders such as diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Reported treatment-related SAEs have consisted of abdominal pain, upper abdominal pain, diarrhea, cholangitis, increase in blood bilirubin, increase in international normalized ratio, increase in pancreatitis, elevated ALT, autoimmune hepatitis, hematochezia, pure red cell aplasia, myelodysplastic syndrome and anemia. The frequency of observed AEs and SAEs has not increased over time. In Phase 1 clinical trials of volixibat, the most common AEs reported were mild to moderate GI events observed in the volixibat groups. The only treatment-related SAE reported was one event of elevated ALT.

In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such product candidates, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we receive regulatory approval for a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. For example, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA also requires submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention, or refusal to permit the import or export of a product; and
•	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We may pursue approval in the United States or Europe using accelerated approval or conditional approval pathways, which typically require commitments to complete additional clinical trials. The additional clinical trials may not confirm the treatment effect, which may result in the loss of marketing authorization under accelerated approval or conditional approval.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we obtain regulatory approval for our product candidates, our product candidates may not gain market acceptance among physicians, patients, tertiary care centers, transplant centers and others in the medical community.

If any one of our product candidates is approved for commercialization, its acceptance will depend on a number of factors, including:

•	the clinical indications for which the product candidate is approved;
•	physicians, major operators of tertiary care centers and transplant centers and patients considering the product as a safe and effective treatment;
•	the potential and perceived advantages of the product over alternative treatments;
•	the prevalence and severity of any side effects;
•

product labeling or product insert requirements of the FDA or other regulatory authorities, including, in particular, whether the approved label is limited to the treatment of symptoms, such as pruritus, as compared to the treatment of the underlying disease;

•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•	the timing of market introduction of the product as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

If any of our product candidates are approved but fail to achieve market acceptance among physicians, patients or others in the medical community, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, even if any of our product candidates gain acceptance, the markets for the treatment of patients with our target indications for maralixibat may not be as significant as we estimate.

If our product candidates are approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians prescribe our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as our product candidates, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. If we receive marketing approval for maralixibat for the treatment of PFIC, which is the first indication that we are pursuing, physicians could prescribe maralixibat to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates which could make it difficult for us to sell our product candidates profitably.

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and the amount of reimbursement they will provide. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Additionally, the reimbursement rates and coverage amounts may be affected by the approved label for our product candidates, including, in particular, whether the approved label is limited to the treatment of symptoms, such as pruritus, as compared to the treatment of the underlying disease. If coverage and reimbursement of our future products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In addition, the market for our products will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for a product candidate, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a drug candidate. In addition, market acceptance and sales of a product will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for a product and may be affected by existing and future health care reform measures.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expands eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”), to test innovative payment and service delivery models to lower Medicare and Medicaid spending. At this time, we are unsure of the full impact that Affordable Care Act will have on our business. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act and we expect such challenges and amendments to continue. The Tax Cuts and Jobs Act of 2017 (“Tax Act”), was signed into law, which included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (“HHS”) has already started the process of soliciting feedback on some of these measures and, at the same time, is implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although some of these, and other, proposals may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

Moreover, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (“Right to Try Act”) was signed into law. The law, among other things, provides a federal framework for patients to access certain investigational new drug products that have completed a Phase I clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We expect that the Affordable Care Act, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenues.

We currently do not have a commercial organization for the marketing, sales and distribution of pharmaceutical products. To commercialize our product candidates we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect that the majority of all PFIC and ALGS patients will be treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We intend to build our own commercial infrastructure in North America and in major European markets to target these centers, but will evaluate opportunities to partner with pharmaceutical companies that have established sales and marketing capabilities to commercialize our product candidates, if approved, outside of these geographies.

The establishment and development of our own sales force or the establishment of a contract sales force to market our product candidates will be expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. To the extent we rely on third parties to commercialize our product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval for our product candidates internationally and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements in foreign countries, including differing reimbursement, pricing and insurance regimes;
•

the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling internationally;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) or comparable foreign regulations;
•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities internationally; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

In addition, some countries, such as Brazil, require that clinical trial participants receive the product at no cost even after the clinical trial has ended. We would not be able to recover any profit for these patients and depending on the number of patients, duration of the treatment and numerous other factors, such regulations could harm our business, prospects, financial condition and results of operations significantly. These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

If we fail to develop and commercialize additional product candidates, we may be unable to grow our business.

Although we currently have no specific plans to do so, we may seek to develop and commercialize product candidates in addition to maralixibat and volixibat. If we decide to pursue the development and commercialization of any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities. We do not currently have the necessary drug discovery personnel or expertise adequate to discover and develop an additional product candidate on our own. Any other product candidates will require additional, time-consuming development efforts, and significant financial resources, prior to commercial sale, including preclinical studies, extensive clinical trials and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we may not be able to acquire, discover or develop any additional product candidates, and any additional product candidates we may develop may not be approved, manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives. Research programs to identify new product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. If we are unable to develop or commercialize any other product candidates, our business and prospects will suffer.

If we fail to develop maralixibat and potentially other of our product candidates for additional indications, our commercial opportunity will be limited.*

One of our strategies is to pursue clinical development of maralixibat in additional cholestatic disease conditions such as BA, post-liver transplant cholestasis, benign recurrent intrahepatic cholestasis and drug-induced cholestasis. In addition, we plan to develop volixibat for the treatment of PSC and ICP.

The pediatric cholestatic liver diseases we are targeting are all rare diseases and, as a result, the market size for the treatment of patients with ALGS and PFIC is limited. Due to these factors, our ability to grow revenues may be dependent on our ability to successfully develop and commercialize maralixibat for the treatment of additional indications. Developing, obtaining regulatory approval and commercializing maralixibat for additional indications will require substantial funding and is prone to the risks of failure inherent in drug development. We may not be able to successfully advance any of these indications through the development process. Even if we receive regulatory approval to market maralixibat for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize maralixibat for these additional indications, our commercial opportunity will be limited.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.*

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Although we believe that we hold a leading position in our focus on rare pediatric cholestatic liver diseases, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than our product candidates. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

Outside of surgery, there are no approved therapies for the treatment of ALGS or PFIC in the United States. Ursodeoxycholic acid (ursodiol) (“UDCA”), which is approved for the treatment of primary biliary cholangitis (“PBC”), another type of cholestatic liver disease, is sometimes used to treat patients with other cholestatic liver diseases. Cholestyramine and other bile salt resins, rifampin, and naltrexone are sometimes used to treat patients suffering from pruritus, and a number of drugs, including UDCA, rifampin and naltrexone are used off-label to treat patients suffering from cholestatic liver disease. In addition, there are product candidates in development for some of these indications.

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the ASBT pathway. GlaxoSmithKline plc and Albireo Pharma, Inc. (“Albireo”) have ASBT inhibitors in clinical development for cholestatic liver diseases. We are aware that Albireo is enrolling a Phase 3 trial for PFIC1 and PFIC2 patients for A4250 (“odevixibat”) and has announced plans to pursue development in BA and other cholestatic liver diseases. We are aware that GlaxoSmithKline plc is conducting a Phase 2 trial of its ASBT inhibitor in PBC patients. We are also aware that Intercept Pharmaceuticals, Inc. (“Intercept”), is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of PSC or ICP. We are aware of several agents in clinical development for the treatment of PSC, including Allergan plc’s cenicriviroc, Cymabay Therapeutics Inc.’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Intercept’s Ocaliva, or obeticholic acid and NGM Biopharmaceuticals Inc.’s NGM282. Furthermore, one of our own products, if approved, may be used off-label in the market for another of our products, if approved, adversely affecting the sales of such product.

Even though we have obtained orphan drug designation for maralixibat in PFIC and ALGS, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. In September 2013, the FDA granted orphan drug status to maralixibat for the treatment of patients with PFIC and ALGS in the United States. We also received orphan drug status for maralixibat for PFIC and ALGS in the European Union in January 2014. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. Another drug may receive marketing approval prior to our product candidates. The applicable period is seven years in the United States and ten years in the European Union, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the European Union can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to maralixibat for the treatment of PFIC and ALGS, if we receive approval for maralixibat for a modified or different indication, our current orphan designations may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the candidate from competition because different drugs can be approved for the same condition before the expiration of the orphan drug exclusivity period.

Although we have received a breakthrough therapy designation for maralixibat, this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that maralixibat will receive marketing approval in the United States.

We have received a breakthrough therapy designation for maralixibat for the treatment of PFIC2. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. The breakthrough therapy designation for maralixibat may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that maralixibat no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to maralixibat, volixibat and any future product candidates that we may develop. We intend to establish commercial partnerships outside of North America and in major European markets. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for volixibat because it may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view volixibat as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. Following a strategic transaction or license, we may not achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.

Although a substantial amount of our efforts are focused on the clinical development, potential regulatory approval and commercialization of our product candidates, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to treat patients with liver disease. Because we do not have the necessary internal research and development capabilities, unless we build such capabilities internally, we will be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising biopharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all. Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA, the EMA and other similar regulatory authorities. All product candidates are prone to risks of failure during biopharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, any approved products that we acquire may not be manufactured or sold profitably or achieve market acceptance.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations.

We conduct our operations at our facility in Foster City, California. This region serves as the headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have offer letters with our key employees, these offer letters provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

Many of the other biotechnology and pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They may also provide more diverse opportunities and better chances for career advancement. Some of these characteristics are more appealing to high quality candidates than what we can offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize product candidates will be limited.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2019, we had 25 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and regulatory review process for maralixibat and volixibat, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

In addition, for maralixibat, we commenced enrollment in the Phase 3 March-PFIC clinical trial in the second quarter of 2019 and expect to confirm our FDA strategy in ALGS in the fourth quarter of 2019 and initiate a Phase 3 clinical trial in ALGS in the first half of 2020. Further, for volixibat for the treatment of adult patients with cholestatic liver diseases, we expect to initiate a Phase 2 clinical trial in 2020. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce maralixibat and volixibat. Our ability to obtain clinical supplies of maralixibat and volixibat could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Our employees, independent contractors, principal investigators, CROs, consultants, strategic partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA and other similar foreign regulatory bodies, including those laws that require the reporting of true, complete and accurate information to the FDA and other similar foreign regulatory bodies; (2) manufacturing standards; (3) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or (4) laws that require the true, complete and accurate reporting of our financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. If we obtain regulatory approval for any of our product candidates and begin commercializing those products in the United States and in the European Union, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Our relationships with customers, physicians and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners or vendors violate these laws, we could face substantial penalties.

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that may be alleged to be intended to induce prescribing, purchases or recommendations, include any payments of more than fair market value, and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act and the civil monetary penalties statute;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, certain other healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we may be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales and medical representatives; and state and foreign laws, such as the European Union General Data Protection Regulation (“GDPR”), governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

We are subject to restrictive regulations governing the use, processing and cross-border transfer of personal information.

The collection and use of personal data in the European Union are governed by the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals residing in the European Union, such as in connection with our United Kingdom clinical trials. In addition, we maintain an office in Switzerland, which has its own set of stringent privacy and data protection laws and regulations. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. This may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations and prospects. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA goes into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Legal, political, and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union are a source of instability and uncertainty.*

The United Kingdom held a referendum on June 23, 2016 to determine whether the United Kingdom should leave the European Union, or remain as a member state, the outcome of which was in favor of leaving the European Union, which is commonly referred to as Brexit. Under Article 50 of the 2009 Lisbon Treaty, the United Kingdom will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave under Article 50, unless the European Council (together with the United Kingdom) unanimously decides to extend this period. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union. In April 2019, the European Council and the United Kingdom agreed to extend the deadline by which they must agree to a withdrawal agreement to October 31, 2019. It is unclear whether they will successfully reach an agreement prior to that date, and it currently appears likely that Brexit will continue to involve a process of lengthy negotiations between the United Kingdom and EU member states to determine the future terms of the United Kingdom’s relationship with the European Union.

Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, employment laws, and privacy laws could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital.

Further, since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval and/or sale of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business. In addition, in the event of Brexit, European and worldwide economic or market conditions will be affected, which could lead to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition, and results of operations.

Such a withdrawal from the European Union is unprecedented. We may also face new regulatory costs and challenges that could have an adverse effect on our operations and development programs. Even prior to any change to the United Kingdom’s relationship with the European Union, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit, and its consequences could negatively impact our financial condition, results of operations and cash flows.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any of our product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; or
•	a decline in our share price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry an aggregate of up to $10 million of product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of any approved product, we may be unable to obtain such increased coverage on acceptable terms, or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Risks Related to Our Reliance On Third Parties

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We entered into an assignment and license agreement with Shire pursuant to which we were assigned exclusive global rights to license intellectual property and know-how related to maralixibat and volixibat, rights to license know-how related to maralixibat from Pfizer and certain patents and know-how related to maralixibat and volixibat from Satiogen. We have in-licensed certain patents and know-how related to volixibat from Shire and Sanofi. We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales and, in the case of Satiogen, our sublicensing revenues. We may not meet these requirements which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize our product candidates.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below under “Risks Related to Our Intellectual Property.” If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for maralixibat. We intend to rely on third-party CROs in connection with our clinical trials for volixibat. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationships with our CROs, we may encounter challenges or delays in the future and these delays or challenges may have a material adverse impact on our business, prospects, financial condition and results of operations.

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of each of our product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture our product candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production. In particular, we rely on a number of different manufacturers to obtain our supply of maralixibat to support our clinical trial program, including different manufacturers for adult and pediatric formulations of maralixibat.

We do not currently have any long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients (“APIs”), and the finished products of our product candidates or the associated packaging and administration syringes used in our current product format. We will need to identify and qualify a third-party manufacturer prior to commercialization of our product candidates, and we intend to enter into agreements for commercial production with third-party suppliers. As our product candidates are intended to treat rare liver diseases, we will only require a low-volume of raw materials and APIs, and in the case of maralixibat and volixibat, in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop our product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of our product candidates, and, in the event that we do not have sufficient product to complete our planned clinical trials, it could delay such trials.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA or comparable foreign regulatory marketing application is submitted. We do not control the manufacturing process of our product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market maralixibat and volixibat.

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of maralixibat or volixibat or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of our product candidates may occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

If we or our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical, radioactive and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical, radioactive or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical radioactive or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Our Financial Position and Capital Requirements

We will need substantial additional financing to develop our product candidates and implement our operating plans. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development and seek regulatory approval of our product candidates. We will require significant additional amounts in order to prepare for commercialization, and, if approved, to launch and commercialize our product candidates.

We expect that the net proceeds from our IPO, together with our existing cash, cash equivalents and investments, will be sufficient to fund our operations for at least the next twelve months. In particular, we expect that the net proceeds from our IPO, along with our existing cash, cash equivalents and investments, will allow us to further the clinical development of maralixibat and volixibat. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of maralixibat or volixibat or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2018, after reducing net operating losses (“NOLs”), and research and development credits for amounts not expected to be utilized, we had federal and state NOL carryforwards of approximately $2.2 million and $2.2 million, respectively. The federal NOL carryforwards do not expire, and the state NOL carryforwards will begin to expire in 2038, unless previously utilized. We also have federal and state research and development credit carryforwards totaling $0.5 million and $12,000, respectively. The federal research and development credit carryforwards will begin to expire in 2038, unless previously utilized. The state research and development credits will not expire.

Under recently enacted U.S. tax legislation, federal NOL carryforwards generated in periods after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Our NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points (by value), as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from past ownership changes or any resulting tax loss limitations. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

The recently enacted Tax Act has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate and revising the rules governing NOLs. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and is subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and U.S. Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Based on our current evaluation of this legislation, the reduction of the U.S. corporate income tax rate required a provisional write-down of our deferred income tax assets (including the value of our NOL carryforwards and our tax credit carryforwards).

There may be other material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates, if approved, may be adversely affected.

Our commercial success will depend in part on obtaining and maintaining a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any unauthorized disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

•

the United States Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

•	patent applications may not result in any patents being issued;
•	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•

our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;

•

other parties may have designed around our claims or developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position;

•

any successful opposition to any patents owned by or licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products or product candidates that we may develop;

•

because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates, proprietary technologies and their uses;

•

an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013;

•

there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•

countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

The patent prosecution process is also expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or feasible. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

•	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our patents;
•	we might not have been the first to make the inventions covered by our pending patent applications;
•	we might not have been the first to file patent applications for these inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	any patents that we obtain may not provide us with any competitive advantages;
•	we may not develop additional proprietary technologies that are patentable;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our products;
•	we cannot ensure that we will be able to successfully commercialize our products on a substantial scale, if approved, before the relevant patents that we own or license expire; or
•	the patents of others may have an adverse effect on our business.

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition or invalidity proceedings before U.S. or non-U.S. patent offices.

We cannot be certain that the claims in our issued patents and pending patent applications covering maralixibat or volixibat will be considered patentable by the USPTO, courts in the United States, or by patent offices and courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property internationally.

The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover maralixibat or volixibat in the United States or in foreign countries. Even if such patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the successful commercialization of maralixibat or volixibat. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for maralixibat or volixibat or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to maralixibat or volixibat is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, maralixibat or volixibat.

Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market maralixibat or volixibat under patent protection would be reduced. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. A patent term extension of up to five years based on regulatory delay may be available in the United States under the Hatch-Waxman Act. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Further, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

For U.S. patent applications in which claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our participation in an interference proceeding may fail and, even if successful, may result in substantial costs and distract our management and other employees.

For U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act (“America Invents Act”) was signed into law. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is developing regulations and procedures to govern the administration of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and in particular, the “first to file” provisions, were enacted on March 16, 2013. It remains unclear what impact the America Invents Act will have on the operation of our business. Moreover, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidates and drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, such as third parties involved in the manufacture of our product candidates, such as maralixibat and volixibat, and third parties involved in our clinical trials to enter into confidentiality agreements. We cannot be certain that all such agreements have been duly executed, that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

We currently rely on method-of-use and formulation patents to protect maralixibat and composition-of-matter and method-of-use patents to protect volixibat.

We currently own patent applications in the United States, Europe and other countries covering the methods of treating cholestasis using ASBT inhibitors, including maralixibat and volixibat, with limited systemic exposure. We also own patent applications in Europe, and other countries covering the pediatric formulations of such ASBT inhibitors. A patent based on any of these patent applications may never be issued. We do not have patents or patent applications covering maralixibat as a composition-of-matter. Therefore, the primary patent-based intellectual property protection for our maralixibat program will be any patents granted on the pending method-of-use and formulation patent applications.

Composition-of-matter patents on active pharmaceutical ingredients are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. Method-of-use patents protect the use of a product for the specified method. Method-of-use patents do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indication(s), physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to foreign patent agencies. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of foreign patent offices. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rule-making, or by judicial precedent, that adversely affect the scope of patent protection available and weakened the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. For example, the scope of patentable subject matter under 35 U.S.C. 101 has evolved significantly over the past several years as the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the invalidity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Patents are of national or regional effect. Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The requirements for patentability may differ in certain countries. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval for a drug and its patent status. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of license agreements under which we are granted intellectual property rights that are important to our business. For example, certain trade secrets related to maralixibat are licensed from Pfizer, and patents, patent applications and trade secrets related to volixibat are licensed from Sanofi. Our existing license agreements as related to maralixibat and volixibat impose various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under a license agreement, or we are subject to a bankruptcy, the license agreement may be terminated, in which event we would not be able to develop, commercialize or market maralixibat or volixibat, as the case may be.

Licensing of intellectual property rights is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property rights subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property rights of the licensor that are not subject to the licensing agreement;
•	our right to sublicense intellectual property rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, our business, results of operations, financial condition and prospects may be adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer adverse consequences.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees (including former employees of our licensors), collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Presently we have intellectual property rights, through licenses from third parties including Shire, Pfizer, Satiogen and Sanofi, related to our product candidates. For example, we have our license agreements with Shire and Satiogen for both maralixibat and volixibat. We have our license agreement with and Pfizer for our intellectual property rights covering maralixibat. Further, we have our license agreement with Sanofi for our intellectual property rights covering volixibat. Because our programs may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Where we obtain licenses from or collaborate with third parties, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties, or such activities, if controlled by us, may require the input of such third parties. We may also require the cooperation of our licensors and collaborators to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business, in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such application. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, including making royalty and milestone payments, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license, or expiration of licensed patents or patent applications, could have a material adverse impact on our business. Our business would suffer if any such licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Furthermore, if any licenses terminate, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical to ours. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

For example, we may collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate an exclusive license to any of the institution’s proprietary rights in technology resulting from the collaboration. Regardless of such option to negotiate a license, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer, on an exclusive basis, their proprietary rights to other parties, potentially blocking our ability to pursue our program.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, either on reasonable terms, or at all. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights on commercially reasonable terms, our ability to commercialize our products, and our business, financial condition and prospects for growth could suffer.

Third-party claims alleging intellectual property infringement may prevent or delay our drug discovery and development efforts.

Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. The America Invents Act introduced new procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our product candidates may give rise to claims of infringement of the patent rights of others.

The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We cannot assure you that any of our current or future product candidates will not infringe existing or future patents. We may not be aware of patents that have already issued that a third party might assert are infringed by one of our current or future product candidates. Nevertheless, we are not aware of any issued patents that will prevent us from marketing our product candidates.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that our product candidates or our technologies may infringe, or which such third parties claim are infringed by the use of our technologies. Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, could involve substantial expenses and could be a substantial diversion of employee resources from our business.

If we collaborate with third parties in the development of technology in the future, our collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability. Further, collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability. In the future, we may agree to indemnify our commercial collaborators against certain intellectual property infringement claims brought by third parties.

Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation;
•	divert the time and attention of our technical personnel and management;
•	cause development delays;
•	prevent us from commercializing maralixibat or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•

require us to pay damages to the party whose intellectual property rights we may be found to be infringing, which may include treble damages if we are found to have been willfully infringing such intellectual property;

•	require us to pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing; and/or
•	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do either. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.

We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

•	some patent applications in the United States may be maintained in secrecy until the patents are issued;
•	patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived;
•

pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates;

•

identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims;

•	patent applications in the United States are typically not published until 18 months after the priority date; and
•	publications in the scientific literature often lag behind actual discoveries.

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. Further, we may incorrectly determine that our technologies, products, or product candidates are not covered by a third party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or internationally that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or product candidates.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

If a third party prevails in a patent infringement lawsuit against us, we may have to stop making and selling the infringing product, pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly. Even if we were able to obtain a license, the rights may be nonexclusive, which may give our competitors access to the same intellectual property.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industries, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court, and we may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Third parties including competitors may infringe, misappropriate or otherwise violate our patents, patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use, we may need to or choose to file infringement claims, which can be expensive and time-consuming. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e. committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, and inventions agreements with employees, consultants and advisors, to protect our trade secrets and other proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

In addition, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer or third party with authorized access. Our security measures may not prevent an employee, consultant or customer from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our products and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

Moreover, any name we have proposed to use with any of our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark.

Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•

collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•

a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;
•

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

Risks Related to Our Common Stock

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•

the commencement, enrollment or results of our ongoing clinical trials of maralixibat and volixibat or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•

any delay in our regulatory filings for maralixibat or volixibat and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;
•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•	the failure to obtain coverage and adequate reimbursement of our product candidates, if approved;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth, if any, of the markets for PFIC, ALGS and other cholestatic liver diseases that we may target;
•	our ability to successfully enter new markets or develop additional product candidates;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	issuances of debt or equity securities;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and Nasdaq-listed and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.*

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own shares representing a significant percentage of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.*

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year ended December 31, 2019, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of GAAP or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.*

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2020, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our condensed consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period. We intend to take advantage of this new legislation, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our consolidated net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 26, 2019, there were 22,989,987 shares of our common stock outstanding, including 434,180 shares subject to repurchase, as described in Note 7 to our condensed consolidated financial statements. Subject to certain limitations, 17,989,987 of these shares will become eligible for sale upon expiration of the lock-up period. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

We, and all of our directors, executive officers and the holders of all of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to the closing of our IPO, have agreed with Citigroup Global Markets Inc. and Evercore Group L.L.C. that, until 180 days after the date of the Prospectus, we and they will not, without the prior written consent of Citigroup Global Markets Inc. and Evercore Group L.L.C., subject to certain exceptions, directly or indirectly, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of any of our shares of common stock, or any securities convertible into or exercisable or exchangeable for shares of our common stock, or enter into any swap or any other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of the securities, whether any such swap or transaction is to be settled by delivery of our common stock or other securities, in cash or otherwise. We refer to such period as the lock-up period. When the lock-up period expires, we and our securityholders subject to a lock-up agreement or market stand-off agreement will be able to sell our shares in the public market. Citigroup Global Markets Inc. and Evercore Group L.L.C. may, in their sole discretion, release any of the securities subject to these lock-up agreements at any time. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, the holders of 16,828,269 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2019 Equity Incentive Plan (“2019 Plan”), our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.*

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.*

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.*

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•

a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president or by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants; provided these provisions of our amended and restated certificate of incorporation and amended and restated bylaws apply to suits brought to enforce a duty or liability created by the Securities Act, but stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations thereunder; and provided these provisions of our amended and restated certificate of incorporation and amended and restated bylaws do not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

In addition, our amended and restated certificate of incorporation and amended and restated bylaws provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, unless we consent in writing to the selection of an alternative forum.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If a court were to find either exclusive-forum provision contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.*

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Stock Option Grants

For the six months ended June 30, 2019, we granted options to purchase 3,077,812 shares of our common stock to certain of our employees and consultants with a weighted-average exercise price of $4.73 per share. The offer, sale and issuance of these options were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities was to accredited investors in a private placement transaction that did not involve a public offering.

Issuance of Common Stock upon Conversion of Convertible Preferred Stock

On July 22, 2019, upon the closing of our IPO, all shares of our then-outstanding Series A Preferred Stock automatically converted into 14,969,118 shares of our common stock. The common stock was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) or Section 4(2) of the Securities Act.

Use of Proceeds

We commenced our IPO pursuant to the registration statement on Form S-1 (File No. 333-232251) that was declared effective on July 17, 2019 and registered an aggregate of 5,750,000 shares of our common stock. On July 17, 2019, we sold 5,000,000 shares of our common stock at a public offering price of $15.00 per share for an aggregate gross proceeds of $75.0 million. On July 22, 2019, we completed our IPO. Citigroup Global Markets Inc., Evercore Group L.L.C. and Guggenheim Securities LLC served as joint book-running managers. Raymond James & Associates, Inc. served as lead manager. Roth Capital Partners, LLC served as co-manager.

The underwriting discounts and commissions for our IPO totaled approximately $5.3 million. We incurred additional costs of approximately $2.4 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $7.7 million. Thus, net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses, were approximately $67.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents and investments. Through August 28, 2019, we have not used any of the net proceeds from our initial public offering. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our initial public offering as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our clinical trials. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019).

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on July 8, 2019).

4.2

Investors’ Rights Agreement, dated November 5, 2018 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019).

10.1†

Amended and Restated Offer Letter by and between the Registrant and Michael Grey, dated May 15, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019).

10.2†

Amended and Restated Offer Letter by and between the Registrant and Christopher Peetz, dated May 15, 2019 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan.
#

The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirum Pharmaceuticals, Inc.

Date: August 28, 2019	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: August 28, 2019	By:	/s/ Ian Clements, Ph.D.
Ian Clements, Ph.D.
Senior Vice President Finance and Communications (Principal Financial and Accounting Officer)