Form 10-Q
period 2019-09-30
Mirum Pharmaceuticals, Inc.
filed 2019-11-06
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2019, the registrant had 22,989,987 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$30,814	$51,963
Short-term investments	95,445	—
Prepaid expenses and other current assets	3,058	12
Total current assets	129,317	51,975
Long-term investments	27,300	—
Property and equipment, net	631	—
Operating lease right-of-use assets	941	—
Other assets	84	—
Total assets	$158,273	$51,975
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,665	$269
Accrued expenses	7,912	2,180
Operating lease liabilities	332	—
Total current liabilities	10,909	2,449
Operating lease liabilities, noncurrent	1,124	—
Other liabilities	37	—
Total liabilities	12,070	2,449
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.0001 par value; zero and 120,000,000 shares authorized as of September 30, 2019 (unaudited) and December 31, 2018, respectively; zero and 59,908,284 shares issued and outstanding as of September 30, 2019 (unaudited) and December 31, 2018, respectively; and liquidation value of $0 and $60,064 as of September 30, 2019 (unaudited) and December 31, 2018, respectively	—	59,849
Redeemable common stock, $0.0001 par value; zero and 1,859,151 shares issued and outstanding as of September 30, 2019 (unaudited) and December 31, 2018, respectively	—	6,990
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized as of September 30, 2019 (unaudited) and December 31, 2018, respectively; zero shares issued and outstanding as of September 30, 2019 (unaudited) and December 31, 2018, respectively; and liquidation value of $0 as of September 30, 2019 (unaudited) and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 and 180,000,000 shares authorized as of September 30, 2019 (unaudited) and December 31, 2018, respectively; 22,989,987 shares issued and 22,566,940 outstanding, excluding 423,047 shares subject to repurchase as of September 30, 2019 (unaudited); and 1,187,500 shares issued and 636,719 outstanding, excluding 550,781 shares subject to repurchase as of December 31, 2018	2	1
Additional paid-in capital	198,052	34
Accumulated deficit	(51,949)	(17,348)
Accumulated other comprehensive income	98	—
Total stockholders’ equity (deficit)	146,203	(17,313)
Total liabilities, redeemable convertible preferred stock, redeemable common stock and stockholders’ equity (deficit)	$158,273	$51,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Period from May 2, 2018
	September 30,	September 30,	September 30,	to September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$12,159	$3	$28,611	$3
General and administrative	3,708	62	7,474	72
Total operating expenses	15,867	65	36,085	75
Loss from operations	(15,867)	(65)	(36,085)	(75)
Interest income (expense)	785	(2)	1,485	(2)
Other income (expense), net	(5)	—	(1)	—
Net loss	$(15,087)	$(67)	$(34,601)	$(77)
Net loss per common share, basic and diluted	$(0.84)	$(0.14)	$(4.47)	$(0.26)
Weighted-average common shares outstanding, basic and diluted	17,996,065	476,905	7,745,241	290,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Period from May 2, 2018
	September 30,	September 30,	September 30,	to September 30,
	2019	2018	2019	2018
Net loss	$(15,087)	$(67)	$(34,601)	$(77)
Other comprehensive loss:
Unrealized gain on available-for-sale investments	77	—	123	—
Cumulative translation adjustments	(7)	—	(25)	—
Comprehensive loss	$(15,017)	$(67)	$(34,503)	$(77)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock,

Redeemable Common Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share and per share data)

	Series A Redeemable Preferred Stock		Redeemable Common Stock		Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance as of December 31, 2018	59,908,284	$59,849	1,859,151	$6,990	—	$—	636,719	$1	$34	$(17,348)	$—	$(17,313)
Restricted common stock vested in the period	—	—	—	—	—	—	35,156	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	218	—	—	218
Net loss	—	—	—	—	—	—	—	—	—	(5,957)	—	(5,957)
Balance as of March 31, 2019	59,908,284	$59,849	1,859,151	$6,990	—	$—	671,875	$1	$252	$(23,305)	$—	$(23,052)
Restricted common stock vested in the period	—	—	—	—	—	—	33,398	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock at $1.00259507 per share, net of issuance costs of $23	59,844,699	59,977	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,641	—	—	1,641
Net loss	—	—	—	—	—	—	—	—	—	(13,557)	—	(13,557)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	28	28
Balance as of June 30, 2019	119,752,983	$119,826	1,859,151	$6,990	—	$—	705,273	$1	$1,893	$(36,862)	$28	$(34,940)
Restricted common stock vested in the period	—	—	—	—	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,144	—	—	2,144
Conversion of Series A redeemable convertible preferred stock into common stock on initial public offering	(119,752,983)	(119,826)	—	—	—	—	14,969,118	1	119,825	—	—	119,826
Reclassification of redeemable common stock into common stock on initial public offering	—	—	(1,859,151)	(6,990)	—	—	1,859,151	—	6,990	—	—	6,990
Issuance of common stock in initial public offering, net of issuance costs of $7,800	—	—	—	—	—	—	5,000,000	—	67,200	—	—	67,200
Net loss	—	—	—	—	—	—	—	—	—	(15,087)	—	(15,087)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	70	70
Balance as of September 30, 2019	—	$—	—	$—	—	$—	22,566,940	$2	$198,052	$(51,949)	$98	$146,203

	Series A Redeemable Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of May 2, 2018	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock at $0.0001 per share	—	—	—	—	26	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(10)	—	(10)
Balance as of June 30, 2018	—	$—	—	$—	26	$—	$—	$(10)	$—	$(10)
Issuance of common stock at $0.0001 per share	—	—	—	—	812,474	1	—	—	—	1
Net loss	—	—	—	—	—	—	—	(67)	—	(67)
Balance as of September 30, 2018	—	$—	—	$—	812,500	$1	$—	$(77)	$—	$(76)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended	Period from May 2, 2018 to
	September 30,	September 30,
	2019	2018
Operating activities
Net loss	$(34,601)	$(77)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	4,003	—
Depreciation and amortization	80	—
Amortization of operating lease right-of-use assets	124	—
Amortization of premium on investments	(199)	—
Interest expense on convertible note	—	2
Change in operating assets and liabilities:
Prepaid and other current assets	(3,046)	—
Operating lease right-of-use assets	(33)	—
Other assets	(84)	—
Accounts payable, accrued expenses and other liabilities	8,079	56
Operating lease liabilities	13	—
Net cash used in operating activities	(25,664)	(19)
Investing activities
Purchase of investments	(130,923)	—
Proceeds from maturities of investments	8,500	—
Purchase of property and equipment	(214)	—
Net cash used in investing activities	(122,637)	—
Financing activities
Proceeds from convertible note, related party	—	50
Proceeds from the sale of common stock	—	1
Proceeds from the issuance of Series A redeemable convertible preferred stock, net	59,977	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	67,200	—
Net cash provided by financing activities	127,177	51
Effect of exchange rate on cash and cash equivalents	(25)	—
Net (decrease) increase in cash and cash equivalents	(21,149)	32
Cash and cash equivalents at beginning of period	51,963	—
Cash and cash equivalents at end of period	$30,814	$32
Supplemental disclosure of cash flow information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,444	$—
Landlord paid tenant improvements	$455	$—
Deferred Series A redeemable convertible preferred stock issuance costs in accounts payable	$—	$55
Conversion of Series A redeemable convertible preferred stock into common stock on initial public offering	$119,826	$—
Reclassification of redeemable common stock into common stock on initial public offering	$6,990	$—
Property and equipment purchases included in accounts payable	$43	$—

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mirum Pharmaceuticals AG. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Reverse Stock Split

On July 3, 2019, the Company effected a 1-for-8 reverse stock split of its common stock. The par value and the authorized number of shares of the common stock were not adjusted as a result of the reverse stock split. The reverse stock split resulted in an adjustment to the conversion price of the Company’s Series A redeemable convertible preferred stock (the “Series A Preferred Stock”) to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Initial Public Offering

On July 22, 2019, the Company completed its initial public offering (“IPO”) of its common stock. In connection with its IPO, the Company issued and sold 5,000,000 shares of its common stock at a price of $15.00 per share. As a result of the IPO, the Company received $67.2 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. At the closing of the IPO, 119,752,983 shares of outstanding Series A Preferred Stock were automatically converted into 14,969,118 shares of common stock, and 1,859,151 shares of redeemable common stock were reclassified into permanent equity due to the expiration of the deemed redemption feature. Following the IPO, there were no shares of Series A Preferred Stock or shares of redeemable common stock outstanding.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of September 30, 2019, the Company had an accumulated deficit of $51.9 million and cash, cash equivalents and investments of $153.6 million, which is available to fund future operations. The Company believes that its cash, cash equivalents and investments as of September 30, 2019 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements. As such, the unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the period from May 2, 2018 to December 31, 2018 included in the Company’s prospectus dated July 17, 2019 that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-232251), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended, on July 18, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to accrued research and development expenses, the valuation of common stock, equity awards and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the unaudited condensed consolidated balance sheet for cash and cash equivalents are valued at cost, which approximate their fair value. Cash equivalents may consist of money market accounts, money market funds, U.S. treasury bills and repurchase agreements.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation, ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term. As of September 30, 2019, and December 31, 2018, property and equipment consisted primarily of leasehold improvements of $0.5 million and zero, respectively. Accumulated depreciation as of September 30, 2019 and December 31, 2018 was $0.1 million and zero, respectively.

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

Leases

In accordance with Accounting Standards Update (“ASU”) No. 2016-02, as adopted on January 1, 2019, the Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on our unaudited condensed consolidated balance sheet.

Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the unaudited condensed consolidated balance sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase and common stock options because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share were the same.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2019	2018
Options to purchase common stock	3,206,812	—
Common stock subject to repurchase	423,047	—
Total	3,629,859	—

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), which amended existing guidance to require substantially all leases to be recognized by lessees on their balance sheet as a ROU asset and corresponding lease liability, including leases currently accounted for as operating leases, including qualitative and quantitative disclosures. There was no impact on the accompanying unaudited condensed consolidated financial statements as of the adoption date, January 1, 2019.

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact the standard will have on its unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The guidance eliminates the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 assets, the policy for timing and transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modifies disclosure requirements for investments in certain entities that calculate net asset value and clarifies the purpose of the measurement uncertainty disclosure. The guidance adds requirements to disclose changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the standard will have on its unaudited condensed consolidated financial statements.

3. Fair Value Measurements

Money market funds and U.S. treasury bills are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments measured at fair value based on inputs other than quoted prices that are derived from observable market data are classified as Level 2.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$28,716	$—	$—	$28,716
U.S. treasury bills	13,973	—	—	13,973
Corporate debt securities	—	36,570	—	36,570
Commercial paper	—	24,777	—	24,777
U.S. government bonds	—	22,482	—	22,482
Asset backed securities	—	24,943	—	24,943
Total	$42,689	$108,772	$—	$151,461

There were no financial assets and liabilities subject to fair value measurements on a recurring basis as of December 31, 2018.

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$28,716	$—	$—	$28,716
U.S. treasury bills	13,966	7	—	13,973
Corporate debt securities	36,471	99	—	36,570
Commercial paper	24,777	—	—	24,777
U.S. government bonds	22,482	1	(1)	22,482
Asset back securities	24,926	20	(3)	24,943
Total cash equivalents and investments	$151,338	$127	$(4)	$151,461
Classified as:
Cash equivalents				$28,716
Short-term investments				95,445
Long-term investments				27,300
Total cash equivalents and investments				$151,461

The Company did not hold investments as of December 31, 2018.

As of September 30, 2019, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$95,445
One to two years	23,289
Three years or more	4,011
Total	$122,745

During the nine months ended September 30, 2019, there have been no significant realized gains or losses on available-for-sale investments. During the nine months ended September 30, 2019, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued costs for Shire	$—	$1,310
Accrued clinical trials	3,484	785
Accrued professional service fees	1,099	70
Accrued contract manufacturing and non-clinical costs	2,035	—
Accrued compensation and related benefits	1,294	15
Total accrued expenses	$7,912	$2,180

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

The Company is also obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for maralixibat in certain indications and an additional $25.0 million upon regulatory approval of maralixibat for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to maralixibat and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH-PFIC clinical trial and made a $2.5 million payment to Shire. As of September 30, 2019, no additional milestones had been accrued as there were no other potential milestones yet considered probable.

Concurrent with the Shire Agreement, the Company also entered into a Transition Services Agreement (“TSA”) with Shire, which covers services provided by Shire to transfer the research and development activities and the related know-how from Shire to the Company, including continuation of work on any existing clinical trials and manufacturing activities until fully transferred. As of June 30, 2019, all transition services were completed as well as settlement of any pass-through costs. The Company recorded $0.4 million for services provided by Shire under the TSA for the nine months ended September 30, 2019. Additionally, the Company recorded a reduction of estimated expenses of $0.1 million for pass-through costs related to continuation of work on existing clinical trials and manufacturing activities for the nine months ended September 30, 2019. The reduction of estimated expenses for the nine months ended September 30, 2019 was related to a final reconciliation of expenses and agreement on final amounts due to Shire. There were no expenses for Shire provided services or pass-through costs recorded for the three months ended September 30, 2019, September 30, 2018 and for the period from May 2, 2018 to September 30, 2018.

As of September 30, 2019, there was no accrued expenses for these services. As of December 31, 2018, $2.1 million was recorded in accrued expenses on the consolidated balance sheets for these services.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement.  In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH-PFIC clinical trial and made a $0.5 million payment to Satiogen. As of September 30, 2019, no additional milestones had been accrued as there were no other potential milestones yet considered probable.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. As of September 30, 2019, no milestones had been accrued as there were no potential milestones yet considered probable.

7. Stockholders’ Equity (Deficit)

In connection with the Company’s IPO, all of the outstanding shares of the Company’s Series A Preferred Stock automatically converted into 14,969,118 shares of common stock and the 1,859,151 shares of the Company’s redeemable common stock classified in mezzanine equity were reclassified to permanent equity due to the expiration of the deemed redemption feature associated with the stock.

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

As of September 30, 2019 and December 31, 2018, 423,047 and 550,781 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Each share of common stock is entitled to one voting right. Common stockholders are entitled to dividends when funds are legally available and declared by the Board.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of September 30,	As of December 31,
	2019	2018
Conversion of Series A Preferred Stock	—	7,488,530
Stock options issued and outstanding	3,206,812	—
Reserved for future stock awards or option grants	1,272,443	1,859,151
Reserved for employee stock purchase plan	500,000	—
	4,979,255	9,347,681

8. Stock-Based Compensation

Equity Incentive Plans

On November 5, 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 1,401,443 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan, including 101,443 shares that remained available for issuance under the 2018 Plan as of July 17, 2019.  Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2019, 1,272,443 shares of common stock were available for issuance under the 2019 Plan.

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to its IPO, the Company was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

No stock options were granted for the period from May 2, 2018 to September 30, 2018. The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Exercise price	$9.86-$15.00	$2.94-$15.00
Expected term (in years)	6.0-6.3	6.0-6.3
Expected volatility	75.31%-75.98%	73.88%-75.98%
Risk-free interest rate	1.46%-1.89%	1.46%-2.46%
Expected dividend yield	-	-
Grant date fair value of options granted	$6.62-$10.01	$6.62-$10.46

The following table summarizes stock option activity during the nine months ended September 30, 2019 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	—	$—	—	$—
Granted	3,206,812	$4.98	9.6
Exercised	—	$—	—
Canceled and forfeited	—	$—	—
Outstanding as of September 30, 2019	3,206,812	$4.98	9.6	$16,292
Vested and exercisable as of September 30, 2019	1,465	$2.94	9.5	$10

As of September 30, 2019, the total unrecognized stock-based compensation related to unvested stock option awards granted was $23.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.4 years.

Restricted Stock

On November 5, 2018, in connection with the issuance of the Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The total compensation cost resulting from the modification was $1.7 million. The modified shares have a four-year vesting period and a measurement date fair value of $2.936 per share. For the three and nine months ended September 30, 2019, 33,398 and 101,952 shares vested, respectively. As of September 30, 2019, the total unrecognized compensation expense related to unvested restricted stock was $1.2 million expected to be recognized over a weighted-average period of approximately 3.2 years.

Stock-based compensation expense is reflected in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
General and administrative	$1,314	$2,464
Research and development	830	1,539
Total	$2,144	$4,003

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. The Company had 500,000 shares available for future issuance under the 2019 ESPP as of September 30, 2019.

9. Leases

In January 2019, the Company entered into an operating lease agreement for office space which consists of approximately 5,600 square feet. The lease term is approximately four years with an option to extend the term for one five-year term, which is not reasonably assured of exercise and therefore, not included in the lease term. The lease additionally contains a tenant improvement allowance of $0.4 million, which has been recorded in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019 as leasehold improvements with a corresponding reduction of the ROU asset at inception of the lease. In connection with this lease, the Company recognized an operating lease ROU asset of $0.9 million as of September 30, 2019 and an aggregate lease liability of $1.5 million in the accompanying balance sheet. The remaining lease term is 3.7 years, and the estimated incremental borrowing rate is 8.0%. Rent payments began in August 2019.

Year Ending December 31,	Undiscounted Rent Payments
2019 (remaining three months)	$108
2020	436
2021	448
2022	461
2023	215
2024	15
Total undiscounted lease payments	1,683
Less: imputed interest	(227)
Total lease liability	$1,456

Rent expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively. Variable lease payments for operating expenses were immaterial for the three and nine months ended September 30, 2019. There was a total commitment of $0.4 million at September 30, 2019 related to the short-term portion of the lease.

10. Income Taxes

The Company did not record tax expense for the periods of the three months ended September 30, 2019 and 2018, the nine months ended September 30, 2019, and for the period from May 2, 2018 to September 30, 2018, due to the Company’s loss position and full valuation allowance.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of a late-stage pipeline of novel therapies for debilitating liver diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear. Our pipeline consists of two clinical-stage product candidates with mechanisms of action that have potential utility across a wide range of orphan liver diseases. We are initially developing maralixibat for the treatment of progressive familial intrahepatic cholestasis (“PFIC”) and Alagille syndrome (“ALGS”) in pediatric patients. Based on improvements in pruritus and other disease markers observed in Phase 2 clinical trials, we commenced enrollment in the Phase 3 MARCH clinical trial in PFIC in the second quarter of 2019 and are in discussions with the U.S. Food and Drug Administration (“FDA”) regarding the adequacy of our Phase 2 data to support an New Drug Application (“NDA”) submission for pruritus associated with ALGS. We are developing volixibat for the treatment of adult patients with cholestatic liver diseases and expect to initiate Phase 2 clinical trials in 2020. In addition to data from ongoing clinical trials of maralixibat, we expect to complete enrollment in the Phase 3 MARCH-PFIC clinical trial in the second quarter of 2020 and report topline Phase 3 data in late-2020 and clinical data for volixibat in 2022.

We were incorporated in May 2018 and commenced operations in November 2018. To date, we have focused primarily on acquiring and in-licensing our product candidates, maralixibat and volixibat, organizing and staffing our company, business planning, raising capital, and preparing for advancement of our product candidates into clinical development.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We have no products approved for commercial sale and have never generated any revenues from product sales. Through September 30, 2019, we have raised net cash proceeds of $187.0 million to fund operations through equity financings. Our net loss was $15.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $34.6 million and $0.1 million for the nine months ended September 30, 2019 and the period from May 2, 2018 to September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $51.9 million and cash, cash equivalents and investments of $153.6 million. We expect our expenses and operating losses will increase substantially as we conduct our planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which could take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

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

On July 22, 2019, we completed our initial public offering (“IPO”) whereby we sold an aggregate of 5,000,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds of $67.2 million after deducting underwriting discounts, commissions and offering expenses payable by us.

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

In January 2019, we entered into a Transition Services Agreement with Shire (“TSA”), which covered services to be provided by Shire to transfer certain research and development activities and the related know-how from Shire to us, including continuation of work on any existing trials and manufacturing activities until fully transferred to us. We completed the activities under the TSA and finalized amounts due to Shire for services and pass-through expenses on existing trials and manufacturing activities in the second quarter of 2019.

In July 2019, we achieved a development milestone under the Shire License Agreement related to the initiation of the Phase 3 MARCH-PFIC clinical trial, and made a $2.5 million payment to Shire and a $0.5 million payment to Satiogen accordingly.

See Note 6 to our unaudited condensed consolidated financial statements.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. We base our estimates upon historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with accrued research and development expenditures and stock-based compensation have the most significant impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes during the nine months ended September 30, 2019 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus, except for the determination of the fair value of our common stock, which is used in estimating the fair value of stock-based awards at grant date as discussed below.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following table sets forth our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$12,159	$3	$12,156
General and administrative	3,708	62	3,646
Total operating expenses	15,867	65	15,802
Loss from operations	(15,867)	(65)	(15,802)
Interest income (expense)	785	(2)	787
Other income (expense), net	(5)	—	(5)
Net loss	$(15,087)	$(67)	$(15,020)

Research and Development Expenses

Research and development expenses were $12.2 million for the three months ended September 30, 2019, an increase of $12.2 million compared to the three months ended September 30, 2018. The increase was primarily due to $7.4 million for clinical trials and manufacturing expenses associated with maralixibat, $2.3 million of personnel and other compensation related expenses reflecting an increase in our number of employees, including stock-based compensation of $0.8 million, $1.3 million of consulting expenses associated with our clinical, manufacturing and regulatory activities, $0.8 million of non-clinical expenses and $0.4 million related to other general expenses.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended September 30, 2019, an increase of $3.6 million compared to the three months ended September 30, 2018. The increase was primarily due to $2.2 million of personnel and other compensation related expenses reflecting an increase in our number of employees, including stock-based compensation of $1.3 million, $0.6 million of expenses associated with being a public company primarily related to increased costs of insurance, $0.5 million of professional and consulting services and $0.3 million of expenses related to other general expenses.

Interest Income (Expense)

Interest income was $0.8 million for the three months ended September 30, 2019 and related to interest earned on our cash, cash equivalents and investments during the period.

Results of Operations for the Nine Months Ended September 30, 2019 and the period from May 2, 2018 to September 30, 2018

The following table sets forth our results of operations for the nine months ended September 30, 2019 and the period from May 2, 2018 to September 30, 2018 (in thousands):

	Nine Months Ended September 30,	Period from May 2, 2018 to September 30,
	2019	2018	Change
Operating expenses:
Research and development	$28,611	$3	$28,608
General and administrative	7,474	72	7,402
Total operating expenses	36,085	75	36,010
Loss from operations	(36,085)	(75)	(36,010)
Interest income (expense)	1,485	(2)	1,487
Other income (expense), net	(1)	—	(1)
Net loss	$(34,601)	$(77)	$(34,524)

Research and Development Expenses

Research and development expenses were $28.6 million for the nine months ended September 30, 2019, an increase of $28.6 million compared to the period from May 2, 2018 to September 30, 2018. The increase was primarily due to $14.9 million for clinical trials and manufacturing expenses associated with maralixibat, $4.9 million of personnel and other compensation related expenses reflecting an increase in our number of employees, including stock-based compensation of $1.5 million, $3.0 million for development milestone expenses related to initiation of the Phase 3 MARCH-PFIC clinical trial, $2.9 million of consulting expenses associated with our clinical, manufacturing and regulatory activities, $1.3 million of non-clinical expenses, $1.2 million related to other general expenses and $0.4 million of expenses related to services performed under the TSA with Shire, which are not expected to recur.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the nine months ended September 30, 2019, an increase of $7.4 million compared to the period from May 2, 2018 to September 30, 2018. The increase was primarily due to $4.4 million of personnel and other compensation related expenses reflecting an increase in our number of employees, including stock-based compensation of $2.5 million, $0.7 million of general legal and patent expenses, $1.0 million of professional and consulting services, $0.6 million of expenses associated with being a public company primarily related to costs for insurance and $0.7 million of expenses related to other general expenses.

Interest Income (Expense)

Interest income was $1.5 million for the nine months ended September 30, 2019, an increase of $1.5 million compared to the period from May 2, 2018 to September 30, 2018. The increase was primarily due to an increase in our cash, cash equivalents and investment balances through September 30, 2019 due to the completion of our IPO and sale of our Series A preferred stock in April 2019.

Liquidity and Capital Resources

Overview

To date, we have incurred operating losses and negative cash flows from operations. As of September 30, 2019, we had an accumulated deficit of $51.9 million.

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

On July 22, 2019, we completed our IPO and issued an aggregate of 5,000,000 share of common stock at a price of $15.00 per share. We received net proceeds of $67.2 million, after deducting underwriting discounts, commissions and offering expenses.

Through September 30, 2019, we have raised net cash proceeds of approximately $187.0 million primarily through equity financings, including the net proceeds from our IPO. As of September 30, 2019, we had cash, cash equivalents and investments of $153.6 million. We expect our existing cash, cash equivalents and investments, will be sufficient to fund our operations for at least the next twelve months.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the period indicated (in thousands):

	Nine Months Ended September 30,	Period from May 2, 2018 to September 30,
	2019	2018
Net cash used in operating activities	$(25,664)	$(19)
Net cash used in investing activities	(122,637)	—
Net cash provided by financing activities	127,177	51
Effect of exchange rate on cash and cash equivalents	(25)	—
Net (decrease) increase in cash and cash equivalents	$(21,149)	$32

Cash Used in Operating Activities

Net cash used in operating activities was $25.7 million for the nine months ended September 30, 2019, reflecting our net loss of $34.6 million partially offset by non-cash items of $4.0 million. Non-cash items consisted primarily of $4.0 million in stock-based compensation, $0.2 million in depreciation and amortization of our operating lease right-of-use assets and fixed assets and $0.2 million of premium amortization on our investments. Additionally, cash used in operating activities reflected changes in net operating assets of $4.9 million, consisting of an $8.1 million increase in accounts payable, accrued expenses and other liabilities primarily due to clinical and manufacturing activities, a $3.0 million increase in prepaid expenses and other current assets consisting primarily of $1.8 million in prepayments for directors and officers insurance, $0.5 million in interest receivable and $0.7 million in prepaid research and development expenses representing increased operating activities over 2018, and a $0.1 million increase in other assets.

Net cash used in operating activities for the period from May 2, 2018 to September 30, 2018 were not significant.

Cash Used in Investing Activities

Net cash used in investing activities was $122.6 million for the nine months ended September 30, 2019 primarily due to purchases of investments offset by maturities of investments.

There were no investing activities for the period from May 2, 2018 to September 30, 2018.

Cash provided by Financing Activities

Net cash provided by financing activities was $127.2 million for the nine months ended September 30, 2019, primarily due to $67.2 million in net proceeds received from our IPO and $60.0 million in net proceeds from the issuance of 59,844,699 shares of Series A preferred stock.

Net cash provided by financing activities was $0.1 million for the period from May 2, 2108 to September 30, 2018 consisting of proceeds from issuance of a convertible promissory note, which subsequently converted into shares of Series A preferred stock and thereafter converted into shares of our common stock in connection with our IPO.

Contractual Obligations and Commitments

The following table summarizes our principal contractual obligations and commitments as of September 30, 2019 that will affect our future liquidity (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Operating lease obligations(1)(2)	$1,683	$433	$903	$347	$—

(1)	Consists of our corporate headquarters lease encompassing approximately 5,600 square feet of office space that expires in August 2023.
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

Contractual Arrangements

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. In July 2019, we achieved the first development milestone under the Shire License Agreement and Satiogen License and made an aggregate payment of $3.0 million. As for the remaining milestones, as of September 30, 2019, we were unable to estimate the timing or likelihood of achieving future milestones or making future product sales and, therefore, any related payments are not included herein. For additional information regarding these license agreements, including our payment obligations thereunder, see Note 6 to our unaudited condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of September 30, 2019 consist of readily available checking, money market funds, and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception in May 2018. For the three months ended September 30, 2019 and 2018, we reported a net loss of $15.1 million and $0.1 million, respectively. For the nine months ended September 30, 2019 and the period from May 2, 2018 to September 30, 2018, we reported a net loss of $34.6 million and $0.1 million, respectively. As of September 30, 2019, we had an accumulated deficit of $51.9 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

Our business is dependent on the success of our product candidates, each of which require significant clinical testing before we can seek regulatory approval and potentially launch commercial sales.*

Our business and future success depends on our ability to obtain regulatory approval for, and then successfully commercialize, maralixibat, which is currently in clinical development for the treatment of PFIC and ALGS, both of which are rare pediatric cholestatic liver diseases, and volixibat, which we are planning to develop for the treatment of adult cholestatic liver diseases. We currently generate no revenues from sales of any of our product candidates, and we may never be able to develop a marketable product. Our product candidates will require clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. Further, we are not permitted to market or promote any of our product candidates before we receive regulatory approval from FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals.

Our clinical trials may not be successful and may not be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. For example, in certain of our planned and ongoing clinical trials, the primary efficacy endpoint is a patient-reported outcome or a caregiver-reported outcome measuring the decrease in severity of pruritus. The FDA or comparable foreign regulatory authority may not accept such patient-reported outcomes or caregiver-reported outcomes as validated. If modifications are needed for our study design to support the submission of an application for marketing approval, incorporating such modifications may be costly and could lead to delays in obtaining approval from the FDA or comparable foreign regulatory authorities, which may significantly, adversely and materially affect our ability to successfully commercialize our product candidates. Further, even if we make changes to the study design to address these considerations, the FDA or comparable foreign regulatory authorities may not approve our product candidates.

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support a NDA submission seeking approval to market a new drug. Based on interactions with the FDA, we believe that the results from a single Phase 3 clinical trial, if successful, would be sufficient to support an NDA submission seeking approval for maralixibat for the treatment of PFIC; however, the FDA may not agree to this approach. Even if we believe the results from our Phase 3 clinical trials are positive, the FDA may require us to conduct additional Phase 3 trials before we are able to submit one or more NDAs. Moreover, based on interactions with the FDA, we believe that clinical data of maralixibat in PFIC paired with adequate natural history data may be adequate to support an NDA filing for a general PFIC indication rather than the treatment of pruritus associated with PFIC; however, the FDA has not agreed to this approach but has indicated that efficacy data of the Phase 3 MARCH-PFIC clinical trial, if positive, may be adequate to support an NDA submission for the treatment of pruritus associated with a non-truncating mutation of the bile salt export pump (“nt-PFIC2”). If we are unable to obtain adequate natural history data or the FDA does not view such data as sufficient to support approval for a general PFIC indication, the NDA submission for maralixibat may be limited to the treatment of pruritus associated with nt-PFIC2.

Further, we have initiated preliminary discussions with the FDA regarding the adequacy of our Phase 2 data to support an NDA submission for pruritus associated with ALGS. While the FDA has not agreed at this time that our Phase 2 data would support an NDA submission, they have requested additional information about our program and are open to further discussion. The FDA may not agree that our Phase 2 data is adequate to support an NDA submission for pruritus associated with ALGS and we may be required to conduct one or more Phase 3 trials before we are able to submit an NDA. In addition, an NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology and chemistry, manufacturing and controls (“CMC”). We have not yet discussed such information with the FDA and the FDA may disagree with our interpretation of such data and information, which may require us to, among other things, complete additional CMC development. As a result, FDA approval of maralixibat for pruritus associated with ALGS may be delayed and we may be required to expend significant additional resources seeking such approval. Moreover, although we are in the process of discussing our planned ALGS registrational program with the European Medicines Agency (“EMA”), we have not reached agreement, and the EMA may not accept our currently proposed ALGS registrational program.

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

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, volixibat has been evaluated primarily for the treatment of non-alcoholic steatohepatitis and has not been evaluated in either primary sclerosing cholangitis (“PSC”) or intrahepatic cholestasis of pregnancy (“ICP”), and our clinical development strategy is predicated on observations of apical sodium-dependent bile acid transporter (“ASBT”) inhibition in cholestatic settings. Similarly, maralixibat has not yet been evaluated in biliary atresia (“BA”) or in subjects under 12 months of age. As such, our hypothesis of efficacy in these diseases will be evaluated in these target patient populations and may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. For example, in the Phase 2 INDIGO clinical trial evaluating maralixibat in PFIC patients, the primary efficacy analysis of serum bile acids (“sBA”) change from baseline to week 13 did not reach statistical significance for the overall group; however, a 48-week analysis of the clinical trial demonstrated a profound treatment response in a subset of patients with nt-PFIC2. In addition, we do not have experience in conducting placebo-controlled studies for PFIC, and we expect to administer higher doses of maralixibat than we previously have administered in this setting. We may face significant setbacks as we initiate and conduct our placebo-controlled Phase 3 clinical trial in PFIC, which may delay or prevent regulatory approval of maralixibat.

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

In addition, we plan to advance maralixibat for the treatment of BA and initiate a clinical program in 2020. Prior to initiation, we intend to discuss the design and scope of our planned clinical program for maralixibat in BA with regulatory authorities. As we have not tested maralixibat in subjects with BA or subjects less than 12 months old, regulatory authorities may require us to conduct a Phase 2 clinical trial and/or additional clinical development activities before we are able to conduct a Phase 3 clinical trial.

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

The FDA and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as our product candidates, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. If we receive marketing approval for maralixibat, physicians could prescribe maralixibat to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

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

Although we have received a breakthrough therapy designation for maralixibat, this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that maralixibat will receive marketing approval in the United States.*

We have received a breakthrough therapy designation for maralixibat for the treatment of PFIC2 and for the treatment of pruritus associated with ALGS in patients one year of age and older. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. The breakthrough therapy designation for maralixibat may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that maralixibat no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2019, we had 29 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, for maralixibat, we commenced enrollment in the Phase 3 March-PFIC clinical trial in the second quarter of 2019 and expect to confirm our FDA strategy in ALGS in the fourth quarter of 2019. Further, for volixibat for the treatment of adult patients with cholestatic liver diseases, we expect to initiate a Phase 2 clinical trial in 2020. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Legal, political, and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union are a source of instability and uncertainty.*

The United Kingdom held a referendum on June 23, 2016 to determine whether the United Kingdom should leave the European Union, or remain as a member state, the outcome of which was in favor of leaving the European Union, which is commonly referred to as Brexit. Under Article 50 of the 2009 Lisbon Treaty, the United Kingdom will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave under Article 50, unless the European Council (together with the United Kingdom) unanimously decides to extend this period. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union. It is unclear how long it will take to negotiate and agree on a formal withdrawal agreement, but it appears likely that Brexit will continue to involve a process of lengthy negotiations between the United Kingdom and EU member states to determine the future terms of the United Kingdom’s relationship with the European Union. Given that no formal withdrawal arrangements have been agreed, there have been several extensions to the Brexit date and the United Kingdom has yet to formally leave the European Union.  On October 28, 2019, the European Union granted the United Kingdom a further extension to the Brexit date until January 31, 2020. Under the terms of the extension, the Brexit date may be earlier than January 31, 2020, if a formal withdrawal agreement is ratified by the UK Parliament. In addition, the United Kingdom will hold a general election on December 12, 2019. Until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on which terms a withdrawal agreement with the European Union will be agreed, if at all.

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

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for maralixibat and volixibat. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We expect that our existing cash, cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months. In particular, we expect that our existing cash, cash equivalents and investments will allow us to further the clinical development of maralixibat and volixibat. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.*

Presently we have intellectual property rights, through licenses from third parties including Shire, Pfizer, Satiogen and Sanofi, related to our product candidates. For example, we have our license agreements with Shire and Satiogen for both maralixibat and volixibat. We have our license agreement with Shire, Satiogen and Pfizer for our intellectual property rights covering maralixibat. Further, we have our license agreement with Sanofi for our intellectual property rights covering volixibat. Because our programs may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our unaudited condensed consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2019, there were 22,989,987 shares of our common stock outstanding, including 423,047 shares subject to repurchase, as described in Note 7 to our unaudited condensed consolidated financial statements. Subject to certain limitations, 17,989,987 of these shares will become eligible for sale upon expiration of the lock-up period. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Stock Option Grants

For the nine months ended September 30, 2019, we granted options to purchase 3,094,812 shares of our common stock to certain of our employees and consultants with a weighted-average exercise price of $4.78 per share. The offer, sale and issuance of these options were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities was to accredited investors in a private placement transaction that did not involve a public offering.

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

The underwriting discounts and commissions for our IPO totaled approximately $5.3 million. We incurred additional costs of approximately $2.5 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $7.8 million. Thus, net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses, were $67.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents and investments. Through November 6, 2019, we have not used any of the net proceeds from our initial public offering. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our initial public offering as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our clinical trials. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

10.1†*	Offer Letter by and between the Registrant and Edwin J. Tucker, MD, dated October 21, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan.
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

Mirum Pharmaceuticals, Inc.

Date: November 6, 2019	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: November 6, 2019	By:	/s/ Ian Clements, Ph.D.
Ian Clements, Ph.D.
Senior Vice President Finance and Communications (Principal Financial and Accounting Officer)