Form 10-Q
period 2020-03-31
Mirum Pharmaceuticals, Inc.
filed 2020-05-07
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020 the registrant had 25,389,987 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Comprehensive Loss	3
	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2020	4
	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit for the Three Months Ended March 31, 2019	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	75
Signatures		76

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$72,035	$11,970
Short-term investments	87,496	104,690
Prepaid expenses and other current assets	2,905	2,703
Total current assets	162,436	119,363
Long-term investments	6,530	23,292
Property and equipment, net	1,397	1,372
Operating lease right-of-use assets	2,280	2,361
Other assets	160	324
Total assets	$172,803	$146,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,265	$3,351
Accrued expenses	9,772	9,328
Operating lease liabilities	511	397
Total current liabilities	13,548	13,076
Operating lease liabilities, noncurrent	3,103	3,251
Other liabilities	34	36
Total liabilities	16,685	16,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; zero shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively; and liquidation value of $0 as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 25,389,987 shares issued and 25,033,736 shares outstanding, excluding 356,251 shares subject to repurchase as of March 31, 2020; 22,989,987 shares issued and 22,600,338 shares outstanding, excluding 389,649 shares subject to repurchase as of December 31, 2019	3	2
Additional paid-in capital	247,350	200,119
Accumulated deficit	(91,211)	(69,901)
Accumulated other comprehensive income (loss)	(24)	129
Total stockholders’ equity	156,118	130,349
Total liabilities and stockholders’ equity	$172,803	$146,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$17,340	$4,863
General and administrative	4,692	1,321
Total operating expenses	22,032	6,184
Loss from operations	(22,032)	(6,184)
Other income (expense):
Interest income	749	232
Other income (expense), net	(23)	(5)
Net loss before provision for income taxes	(21,306)	(5,957)
Provision for income taxes	4	—
Net loss	$(21,310)	$(5,957)
Net loss per share, basic and diluted	$(0.86)	$(2.37)
Weighted-average shares of common stock outstanding, basic and diluted	24,704,651	2,517,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(21,310)	$(5,957)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(149)	—
Cumulative translation adjustments	(4)	—
Comprehensive loss	$(21,463)	$(5,957)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	—	$—	22,600,338	$2	$200,119	$(69,901)	$129	$130,349
Issuance of common stock in follow-on public offering, net of issuance costs of $3,342	—	—	2,400,000	1	44,658	—	—	44,659
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,573	—	—	2,573
Net loss	—	—	—	—	—	(21,310)	—	(21,310)
Other comprehensive loss	—	—	—	—	—	—	(153)	(153)
Balance as of March 31, 2020	—	$—	25,033,736	$3	$247,350	$(91,211)	$(24)	$156,118

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit

(Unaudited)

(In thousands, except share and per share data)

	Series A Redeemable Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 31, 2018	59,908,284	$59,849	1,859,151	$6,990	636,719	$1	$34	$(17,348)	$—	$(17,313)
Restricted common stock vested in the period	—	—	—	—	35,156	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	218	—	—	218
Net loss	—	—	—	—	—	—	—	(5,957)	—	(5,957)
Balance as of March 31, 2019	59,908,284	$59,849	1,859,151	$6,990	671,875	$1	$252	$(23,305)	$—	$(23,052)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(21,310)	$(5,957)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	2,573	218
Depreciation and amortization	73	—
Amortization of operating lease right-of-use assets	83	27
Net accretion of discounts on investments	(52)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(158)	(251)
Operating lease right-of-use assets	—	(32)
Other assets	—	(125)
Accounts payable, accrued expenses and other liabilities	476	3,677
Operating lease liabilities	(36)	17
Net cash used in operating activities	(18,351)	(2,426)
Investing activities
Proceeds from maturities of investments	29,500	—
Proceeds from paydowns of investments	4,359	—
Purchase of property and equipment	(98)	(44)
Net cash provided by (used in) investing activities	33,761	(44)
Financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs	44,659	—
Net cash provided by financing activities	44,659	—
Effect of exchange rate on cash and cash equivalents	(4)	—
Net increase (decrease) in cash and cash equivalents	60,065	(2,470)
Cash and cash equivalents at beginning of period	11,970	51,963
Cash and cash equivalents at end of period	$72,035	$49,493

Supplemental disclosure of cash flow information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$1,268
Landlord paid tenant improvements	$—	$409
Deferred initial public offering costs in accounts payable	$—	$302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

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

Follow-on Public Offering

On January 13, 2020, the Company completed a follow-on public offering of its common stock, pursuant to which the Company sold 2,400,000 shares of common stock at a price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of March 31, 2020, the Company had an accumulated deficit of $91.2 million and cash, cash equivalents and investments of $166.1 million, which is available to fund future operations. The Company believes that its cash, cash equivalents and investments as of March 31, 2020 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements. As such, the unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2019, as filed with the SEC on March 12, 2020.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to accrued research and development expenses, the valuation of investments, the valuation of common stock, equity awards and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including clinical trials delays and costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. There were no significant estimates contained in the preparation of the Company’s consolidated financial statements or impacts to the Company’s consolidated financial statements for the three months ended March 31, 2020 that were directly a result of the COVID-19 pandemic.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in the Annual Report.

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

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,	As of December 31,
	2020	2019
Options to purchase common stock	4,436,862	3,366,812
Common stock subject to repurchase	356,251	389,649
Total	4,793,113	3,756,461

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which eliminated the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 assets, the policy for timing and transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modified disclosure requirements for investments in certain entities that calculate net asset value and clarifies the purpose of the measurement uncertainty disclosure. The guidance added requirements to disclose changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. There was no impact on the accompanying unaudited condensed consolidated financial statements as of the adoption date, January 1, 2020.

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

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2020 and December 31, 2019 are presented in the following table (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$70,659	$—	$—	$70,659
Corporate debt securities	—	39,451	—	39,451
Commercial paper	—	15,145	—	15,145
U.S. government bonds	—	15,063	—	15,063
Asset backed securities	—	24,367	—	24,367
Total	$70,659	$94,026	$—	$164,685

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$10,621	$—	$—	$10,621
Corporate debt securities	—	41,668	—	41,668
Commercial paper	—	35,016	—	35,016
U.S. government bonds	—	22,511	—	22,511
Asset-backed securities	—	28,787	—	28,787
Total	$10,621	$127,982	$—	$138,603

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2020 and December 31, 2019 approximate their related fair values due to the short-term maturities of these instruments.

The fair value of certain financial instruments was measured and classified within Level 1 of the fair value hierarchy based on quoted prices. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$70,659	$—	$—	$70,659
Corporate debt securities	39,464	28	(41)	39,451
Commercial paper	15,145	—	—	15,145
U.S. government bonds	15,000	63	—	15,063
Asset back securities	24,410	11	(54)	24,367
Total cash equivalents and investments	$164,678	$102	$(95)	$164,685
Classified as:
Cash equivalents				$70,659
Short-term investments				87,496
Long-term investments				6,530
Total cash equivalents and investments				$164,685

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$10,621	$—	$—	$10,621
Corporate debt securities	41,556	113	(1)	41,668
Commercial paper	35,016	—	—	35,016
U.S. government bonds	22,492	19	—	22,511
Asset-backed securities	28,762	25	—	28,787
Total cash equivalents and investments	$138,447	$157	$(1)	$138,603
Classified as:
Cash equivalents				$10,621
Short-term investments				104,690
Long-term investments				23,292
Total cash equivalents and investments				$138,603

As of March 31, 2020, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$85,863
One to two years	8,163
Total	$94,026

During the three months ended March 31, 2020, there have been no significant realized gains or losses on available-for-sale investments. During the three months ended March 31, 2020, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued clinical trials	$4,539	$4,795
Accrued professional service fees	812	777
Accrued contract manufacturing and non-clinical costs	3,219	1,540
Accrued compensation and related benefits	1,202	2,216
Total accrued expenses	$9,772	$9,328

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

The Company is also obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for maralixibat in certain indications and an additional $25.0 million upon regulatory approval of maralixibat for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to maralixibat and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH-PFIC clinical trial and made a $2.5 million payment to Shire. As of March 31, 2020, no additional milestones had been accrued as there were no other potential milestones yet considered probable.

In January 2019, the Company also entered into a Transition Services Agreement (“TSA”) with Shire, which covered services provided by Shire to transfer the research and development activities and the related know-how from Shire to the Company, including continuation of work on any existing clinical trials and manufacturing activities until fully transferred. All transition services were completed and all pass-through costs were settled as of June 30, 2019. As such, for the three months ended March 31, 2020, there were no expenses for Shire provided services or pass-through costs recorded. For the three months ended March 31, 2019, the Company recorded $0.3 million for services provided by Shire under the TSA and $0.1 million for pass-through costs related to continuation of work on existing clinical trials and manufacturing activities.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement. In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH-PFIC clinical trial and made a $0.5 million payment to Satiogen. As of March 31, 2020, no additional milestones had been accrued as there were no other potential milestones yet considered probable.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. As of March 31, 2020, no milestones had been accrued as there were no potential milestones yet considered probable.

7. Stockholders’ Equity (Deficit)

In connection with the Company’s initial public offering in July 2019, all of the outstanding shares of the Company’s Series A Preferred Stock automatically converted into 14,969,118 shares of common stock and the 1,859,151 shares of the Company’s redeemable common stock classified in mezzanine equity were reclassified to permanent equity due to the expiration of the deemed redemption feature associated with the stock.

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

As of March 31, 2020 and December 31, 2019, 356,251 and 389,649 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Each share of common stock is entitled to one voting right. Common stockholders are entitled to dividends when funds are legally available and declared by the Company’s board of directors.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of March 31,	As of December 31,
	2020	2019
Stock options issued and outstanding	4,436,862	3,366,812
Reserved for future stock awards or option grants	1,941,892	1,112,443
Reserved for employee stock purchase plan	729,899	500,000
	7,108,653	4,979,255

8. Stock-Based Compensation

Equity Incentive Plans

On November 5, 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 1,401,443 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan, including 101,443 shares that remained available for issuance under the 2018 Plan as of July 17, 2019. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2020, 1,191,892 shares of common stock were available for issuance under the 2019 Plan.

On March 18, 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. As of March 31, 2020, no awards had been granted under the 2020 Inducement Plan.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended March 31,
	2020	2019
Exercise price	$10.40 - $24.52	$2.94
Expected term (in years)	5.50 - 6.08	6.25
Expected volatility	77.07% - 88.11%	74.53%
Risk-free interest rate	0.51% - 1.73%	2.46%
Expected dividend yield	—	—
Grant date fair value of options granted	$7.38 - $16.59	$4.35

The following table summarizes stock option activity during the three months ended March 31, 2020 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	3,366,812	$5.14	9.3	$65,235
Granted	1,115,300	$18.68	9.8
Canceled and forfeited	(45,250)	$10.28	9.4
Outstanding as of March 31, 2020	4,436,862	$8.50	9.3	$29,809
Vested and exercisable as of March 31, 2020	499,844	$3.35	9.0	$5,390

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. As of March 31, 2020, the total unrecognized stock-based compensation related to unvested stock option awards granted was $33.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.2 years.

Restricted Stock

On November 5, 2018, in connection with the issuance of the Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The total compensation cost resulting from the modification was $1.7 million. The modified shares have a four-year vesting period and a measurement date fair value of $2.936 per share. For the three months ended March 31, 2020 and 2019, 33,398 and 35,156 shares vested, respectively. As of March 31, 2020, the total unrecognized compensation expense related to unvested restricted stock was $1.0 million expected to be recognized over a weighted-average period of approximately 2.7 years.

Stock-based compensation expense is reflected in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
General and administrative	$1,532	$147
Research and development	1,041	71
Total	$2,573	$218

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. As of March 31, 2020, the ESPP was not activated and there were 729,899 shares available for future issuance.

9. Leases

In January 2019, the Company entered into an operating lease agreement for office space which consisted of approximately 5,600 square feet (the “Lease”). Pursuant to the Lease, the lease term is approximately four years with an option to extend the term for one five-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. The Lease contained a tenant improvement allowance of $0.4 million, which has been recorded as leasehold improvements in the accompanying consolidated balance sheets with a corresponding reduction of the right-of-use (“ROU”) asset at inception of the Lease. Rent payments commenced in August 2019.

In November 2019, the Company amended the Lease to extend the term through March 2025. This extension was accounted for as a lease modification and the Company recorded an increase to the ROU asset and lease liability of $0.6 million at the time of the amendment.

Additionally, pursuant to the Lease, as amended, the Company expanded the office space by 5,555 square feet for a five-year term expiring in March 2025. The Company accounted for this expanded space as a separate contract as there were material additional rights of use that were not included under the terms of the initial Lease. The Lease, as amended, contained a tenant improvement allowance of $0.8 million in connection with the expanded space, which has been recorded as leasehold improvements on the accompanying consolidated balance sheet with a corresponding reduction of the ROU asset at inception of the lease for the expanded space.

The ROU and corresponding lease liabilities were estimated using a weighted-average incremental borrowing rate of 8%.

As of March 31, 2020, the Company recorded an aggregate ROU asset of $2.3 million and an aggregate lease liability of $3.6 million in the accompanying consolidated balance sheet. The weighted-average remaining lease term is 4.9 years.

As of March 31, 2020, undiscounted future minimum payments under the Company’s operating leases are as follows:

Year Ending December 31,	Undiscounted Rent Payments
2020 (remaining nine months)	$567
2021	865
2022	890
2023	918
2024	928
2025	230
Total undiscounted lease payments	4,398
Less: imputed interest	(784)
Total lease liability	$3,614

Rent expense was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Variable lease payments for operating expenses were immaterial for the three months ended March 31, 2020 and 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Mirum,” “we,” “us” and “our” refer to Mirum Pharmaceuticals, Inc. and its consolidated subsidiary.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of a late-stage pipeline of novel therapies for debilitating liver diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear. Our pipeline consists of two clinical-stage product candidates with mechanisms of action that have potential utility across a wide range of orphan cholestatic liver diseases. We are initially developing maralixibat for the treatment of pediatric patients with Alagille syndrome (“ALGS”), progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia. Based on improvements in pruritus, or itching, and other outcomes and disease markers observed in Phase 2 clinical trials, we are planning to initiate a rolling submission of a New Drug Application (“NDA”), for the treatment of cholestatic pruritus associated with ALGS in the third quarter of 2020. We expect to complete the rolling submission of our NDA in the first quarter of 2021, and pending a successful submission, we will plan for a potential launch in ALGS in the second half of 2021. We are also conducting the Phase 3 MARCH clinical trial in PFIC. Further, we are also conducting an analysis of our long-term treatment data in PFIC against a natural history control group in conjunction with the NAtural course and Prognosis of PFIC and Effect of biliary Diversion Consortium and plan to share these results with regulators. We are developing volixibat for the treatment of adult patients with cholestatic liver diseases.

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

On January 13, 2020, we completed a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses payable by us.

Our net loss was $21.3 million and $6.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $91.2 million and cash, cash equivalents and investments of $166.1 million.

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

The COVID-19 pandemic has had a significant economic impact across the global marketplace presenting challenges to maintaining business continuity. We are working diligently to ensure the advancement of all of our clinical development programs in the safest manner possible. We do not currently anticipate the global pandemic of COVID-19 to impact the projected timing for submission of our NDA in the third quarter of 2020. However, due to health and safety concerns for healthcare personnel and patients, we are experiencing impacts to the enrollment and conduct of our clinical trials, including to the Phase 3 MARCH clinical trial. As such, we are withdrawing all guidance on the initiation and enrollment of the maralixibat and volixibat studies.

Although we did not see a significant financial impact to our business operations in the first quarter of 2020, there are potential impacts to our business in the future that are highly uncertain and difficult to predict such as temporary closures of our facilities or those of our third-party manufacturers or suppliers, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing preclinical studies, clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, and our ability to raise capital and conduct business development activities.

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

In January 2019, we entered into a Transition Services Agreement with Shire (“TSA”), which covered services to be provided by Shire to transfer certain research and development activities and the related know-how from Shire to us, including continuation of work on any existing trials and manufacturing activities until fully transferred to us. We completed the activities under the TSA and finalized amounts due to Shire for services and pass-through expenses on existing trials and manufacturing activities as of June 30, 2019.

In July 2019, we achieved a development milestone under the Shire License Agreement related to the initiation of the Phase 3 MARCH clinical trial, and made a $2.5 million payment to Shire and a $0.5 million payment to Satiogen accordingly.

See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

We expect that our general and administrative expenses will increase in the future as we expand our operating activities, including commercial preparation activities, increase headcount, as well as incur additional costs associated with operating as a publicly traded company, such as increased personnel expenses, legal fees, accounting fees and directors’ and officers’ liability insurance premiums and maintaining compliance with exchange listing and SEC requirements.

Interest Income

Interest income consists of interest earned on our cash equivalents and investments.

Other Income (Expense), Net

Other income (expense), net consists of transactional currency exchange gain or loss.

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

There have been no significant changes during the three months ended March 31, 2020 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$17,340	$4,863	$12,477
General and administrative	4,692	1,321	3,371
Total operating expenses	22,032	6,184	15,848
Loss from operations	(22,032)	(6,184)	(15,848)
Other income (expense):
Interest income	749	232	517
Other income (expense), net	(23)	(5)	(18)
Net loss before provision for income taxes	(21,306)	(5,957)	(15,349)
Provision for income taxes	4	—	4
Net loss	$(21,310)	$(5,957)	$(15,353)

Research and Development Expenses

Research and development expenses were $17.3 million for the three months ended March 31, 2020, an increase of $12.5 million compared to the three months ended March 31, 2019. The increase was primarily due to $4.6 million for manufacturing activities supporting clinical trial supplies and NDA registration activities, $3.7 million for clinical trials expenses primarily associated with the PFIC and ALGS programs, $2.7 million of personnel and other compensation related expenses reflecting an increase in our number of employees, including stock-based compensation of $1.0 million, $1.1 million of consulting expenses associated with our clinical, manufacturing and regulatory activities, $0.6 million of non-clinical expenses and $0.5 million related to other general expenses. These increases were partially offset by a decrease of $0.8 million related to transition services provided by Shire in the three months ended March 31, 2019.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the three months ended March 31, 2020, an increase of $3.4 million compared to the three months ended March 31, 2019. The increase was primarily due to $2.2 million of personnel and other compensation related expenses reflecting an increase in our number of employees, including stock-based compensation of $1.5 million, $0.6 million of expenses associated with operating as a public company primarily related to increased costs of insurance, $0.4 million of professional and consulting services including $0.1 million of expenses associated with commercial preparation activities and $0.2 million of expenses related to other general expenses.

Interest Income

Interest income was $0.7 million for the three months ended March 31, 2020, an increase of $0.5 million compared to the three months ended March 31, 2019. The increase was primarily due to interest earned on investments following an increase in our cash, cash equivalents and investment balances due to the proceeds related to the sale of our Series A convertible preferred stock in April 2019, completion of our IPO in July 2019 and of our follow-on public offering of common stock in January 2020.

Liquidity and Capital Resources

Overview

We had $166.1 million of cash, cash equivalents and investments as of March 31, 2020. To date, we have incurred operating losses and negative cash flows from operations. As of March 31, 2020, we had an accumulated deficit of $91.2 million.

On July 22, 2019, we completed our IPO, pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds of $67.2 million after deducting underwriting discounts, commissions and offering expenses payable by us.

On January 13, 2020, we completed a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses payable by us.

Based on our current and anticipated level of operations, we believe our cash, cash equivalents and investments will be sufficient to fund current operations through at least the next 12 months. Our cash, cash equivalents and investments include money market funds, government agency securities, corporate debt and commercial paper. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides a summary of the net cash flow activity for the period indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(18,351)	$(2,426)
Net cash provided by (used in) investing activities	33,761	(44)
Net cash provided by financing activities	44,659	—
Effect of exchange rate on cash and cash equivalents	(4)	—
Net increase (decrease) in cash and cash equivalents	$60,065	$(2,470)

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.4 million for the three months ended March 31, 2020, reflecting our net loss of $21.3 million partially offset by non-cash items of $2.7 million. Non-cash items consisted primarily of $2.6 million of stock-based compensation, $0.2 million of depreciation and amortization of our operating lease right-of use assets and our fixed assets offset by $0.1 million of discount accretion on our investments. Additionally, cash used in operating activities reflected changes in net operating assets of $0.3 million, consisting primarily of a $0.5 million increase in accounts payable, accrued expenses and other liabilities due to clinical and manufacturing activities offset by a $0.2 million net increase in prepaid expenses and other current assets due to an increase in prepaid research and development related expenses offset by a decrease in prepaid insurance.

Net cash used in operating activities was $2.4 million for the three months ended March 31, 2019 which consisted primarily of our net loss of $6.0 million reduced by $0.2 million stock-based compensation expense and a $3.3 million decrease in net assets due to an increase in accounts payable and accrued expenses primarily due to clinical and manufacturing activities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $33.8 million for the three months ended March 31, 2020 primarily due to proceeds of $29.5 million from maturities of investments and proceeds of $4.4 million from paydowns of investments, partially offset by $0.1 million used for purchases of property and equipment.

During the three months ended March 31, 2019, investing activities were nominal.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $44.7 million for the three months ended March 31, 2020, due to net proceeds received from the completion of a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a price of $20.00 per share.

We had no financing activities for the three months ended March 31, 2019.

Contractual Obligations and Commitments

There have been no material changes in the amount of our contractual obligations and commitments during the three months ended March 31, 2020 from those disclosed in our Annual Report.

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

Contractual Arrangements

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. In July 2019, we achieved the first development milestone under the Shire License Agreement and Satiogen License and made an aggregate payment of $3.0 million. As for the remaining milestones, as of March 31, 2020, we were unable to estimate the timing or likelihood of achieving future milestones or making future product sales and, therefore, any related payments are not included herein. For additional information regarding these license agreements, including our payment obligations thereunder, see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of March 31, 2020 consist of readily available checking, money market funds, and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception in May 2018. For the three months ended March 31, 2020 and 2019, we reported a net loss of $21.3 million and $6.0 million, respectively. As of March 31, 2020, we had an accumulated deficit of $91.2 million.

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

Our business has been and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, including at our headquarters, which is currently subject to a shelter-in-place order, an order that requires all non-essential businesses to cease in-person operations, and at our clinical trial sites, as well as the business or operations of our manufacturers, clinical research organizations (“CROs”) or other third parties with whom we conduct business.

Our business could be adversely affected by the effects of the recent and evolving COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including a California executive order, San Francisco Bay Area order and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The San Francisco Bay Area shelter-in-place order will continue until May 31, 2020, unless further extended. In response to these public health directives and orders, we have implemented work-from-home policies for all of our employees. The effects of the executive order, the shelter-in-place order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

As COVID-19 continues to spread, we may experience ongoing disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our ongoing and planned clinical trials;
•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and

•	refusal of the FDA to accept data from clinical trials in affected geographies.

These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, the COVID-19 pandemic has impacted patient enrollment in our Phase 3 MARCH clinical trial. In particular, some sites have paused enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients are choosing not to enroll or continue participating in the clinical trial as a result of the pandemic. We are unable to predict with confidence the duration of such patient enrollment delays and difficulties. If patient enrollment is delayed for an extended period of time, our Phase 3 MARCH clinical trial could be delayed or otherwise adversely affected. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies.

We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and updated on April 2, 2020, and may need to make further adjustments in the future. For example, in our ongoing Phase 2 clinical trials, we have adopted new protocols for patients to have maralixibat shipped to them and for patients to virtually check-in as opposed to attending standard hospital visits. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the progress and completion of this clinical trial and the findings from this clinical trial. In addition, we may encounter delays in shipping of our study drug. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our CROs or third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting clinical supply demand for our product candidates or otherwise advancing development of our product candidates may become impaired.

The spread of COVID-19 and actions taken to reduce its spread may also materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Our business is dependent on the success of our product candidates, each of which require significant clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Our business and future success depends on our ability to obtain regulatory approval for, and then successfully commercialize, maralixibat and volixibat. We currently generate no revenues from sales of any of our product candidates, and we may never be able to develop a marketable product. Our product candidates will require clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. Further, we are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals.

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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. Based on interactions with the FDA, we believe that the results from a single Phase 3 clinical trial, if successful, would be sufficient to support an NDA submission seeking approval for maralixibat for the treatment of PFIC; however, the FDA may not agree to this approach. Even if we believe the results from our Phase 3 clinical trials are positive, the FDA may require us to conduct additional Phase 3 trials before we are able to submit one or more NDAs. Moreover, based on interactions with the FDA, we believe that clinical data of maralixibat in PFIC paired with adequate natural history data may be adequate to support an NDA filing for a general PFIC indication rather than the treatment of pruritus associated with PFIC; however, the FDA has not agreed to this approach but has indicated that efficacy data of the Phase 3 MARCH clinical trial, if positive, may be adequate to support an NDA submission for the treatment of pruritus associated with nt-PFIC2. If we are unable to obtain adequate natural history data or the FDA does not view such data as sufficient to support approval for a general PFIC indication, the NDA submission for maralixibat may be limited to the treatment of pruritus associated with nt-PFIC2. Further, we are also conducting an analysis of our long-term treatment data in PFIC against a natural history control group in conjunction with the NAPPED Consortium and plan to share these results with regulators. Regulatory authorities may not view such analysis as sufficient to support approval.

In May 2019, we had an end-of-Phase 2 meeting with the FDA to discuss the adequacy of the current data set of maralixibat to support an NDA submission for the treatment of pruritus associated with ALGS. At the request of the FDA, we prepared various analyses of the maralixibat data set, in particular the ICONIC clinical trial as the potential pivotal study, and requested an additional meeting with the FDA. In October 2019, the FDA requested that we convert the meeting to a pre-NDA meeting and discuss the components and timeline of an NDA submission. During this meeting, we and the FDA reached consensus on a timeline for initiating a rolling submission of an NDA in the third quarter of 2020 and the details of various routine datasets to generate for the submission. We expect the NDA submission to be complete in the first quarter of 2021, which will include the submission of the FDA requested CMC data, including requested stability data. These projected timings are dependent on many factors, including, but not limited to, the successful completion of various non-clinical and clinical activities, availability and analysis of clinical data and completion of registration batches by manufacturers, as well as generating acceptable stability data. Further, while we do not currently anticipate the global pandemic of COVID-19 to impact these projected timings, the COVID-19 pandemic continues to rapidly evolve and any impacts on these projected timings are highly uncertain and cannot be predicted with confidence. For example, we have commenced a food effect clinical trial of maralixibat, the completion of which could be impacted by the COVID-19 pandemic if the site closes to new enrollment or experiences a COVID-19 outbreak. Although we have not experienced any such impacts, a significant delay in our food effect clinical trial may delay the submission of our NDA. In addition, an NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology and CMC. The FDA may disagree with our interpretation of such data and information, which may require us to complete additional activities. As a result, FDA approval of maralixibat for pruritus associated with ALGS may be delayed and we may be required to expend significant additional resources seeking such approval. Moreover, although we are in the process of discussing our planned ALGS registrational program with the European Medicines Agency, or EMA, we have not reached agreement, and the EMA may not accept our currently proposed ALGS registrational program.

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

We have encountered and may continue to encounter delays and difficulties enrolling patients in our clinical trials, and as a result, our clinical development activities could be delayed or otherwise adversely affected.

Patient enrollment, a significant factor in the timing of clinical trials, is generally affected by many factors including, but not limited to, the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

The COVID-19 pandemic has impacted patient enrollment in our Phase 3 MARCH clinical trial. In particular, some sites have paused enrollment to focus on, and direct resources to, the COVID-19 pandemic, while at other sites, patients are choosing not to enroll or continue participating in the clinical trial as a result of the pandemic. We are unable to predict with confidence the duration of such patient enrollment delays and difficulties. If patient enrollment is delayed for an extended period of time, our Phase 3 MARCH clinical trial could be delayed or otherwise adversely affected.

Further, each indication for which we are evaluating maralixibat and volixibat is a rare cholestatic liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of maralixibat and volixibat. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies. For example, many patients with PFIC seek liver transplants early and as a result become ineligible for our treatment. In addition, in PFIC, we are conducting clinical trials in countries that have not yet had maralixibat trials conducted and we have not yet worked with such foreign regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with maralixibat. Additionally, other pharmaceutical companies targeting these same cholestatic liver diseases are recruiting clinical trial patients from these patient populations, which may delay or make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. As a result, we may experience new or additional delays and difficulties in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, volixibat has been evaluated primarily for the treatment of non-alcoholic steatohepatitis and has not been evaluated in PSC or ICP, and our clinical development strategy is predicated on observations of ASBT inhibition in cholestatic settings. Similarly, maralixibat has not yet been evaluated in BA or in subjects under 12 months of age. As such, our hypothesis of efficacy in these diseases will be evaluated in these target patient populations and may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. For example, in the Phase 2 INDIGO clinical trial evaluating maralixibat in PFIC patients, the primary efficacy analysis of sBA change from baseline to week 13 did not reach statistical significance for the overall group; however, a 48-week analysis of the clinical trial demonstrated a profound treatment response in a subset of patients with nt-PFIC2. In addition, we do not have experience in conducting placebo-controlled studies for PFIC, and we expect to administer higher doses of maralixibat than we previously have administered in this setting. We may face significant setbacks as we conduct our placebo-controlled Phase 3 clinical trial in PFIC, which may delay or prevent regulatory approval of maralixibat. Further, as a result of the COVID-19 pandemic, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow clinical trial protocols, or if our clinical trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

In addition, in the second half of 2020, we plan to initiate an expanded access program for maralixibat in ALGS in the United States and Canada. Additional safety data generated from the expanded access program could be different from, including less favorable, than the data generated and discussed with the FDA to date, which may delay or prevent regulatory approval of maralixibat.

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

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate CMC and our proposed clinical trial protocol, as part of an IND application or similar regulatory filing. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by CROs, and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

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

•	obtaining approval from one or more IRBs;

•	IRBs refusing to approve, suspending or terminating the clinical trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the clinical trial;

•	changes to clinical trial protocol;

•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

•	sites deviating from clinical trial protocol or dropping out of a clinical trial;

•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;

•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;

•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	occurrence of serious adverse events (“SAEs”) in clinical trials of the same class of agents conducted by other companies;

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

•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or

•	the impact of COVID-19 on our ongoing and planned clinical trials.

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

In addition, in the second half of 2020, we plan to initiate an expanded access program for maralixibat in ALGS in the United States and Canada. Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for SAEs, including those which may be unrelated to maralixibat, in this patient population is high and could have a negative impact on the safety profile of maralixibat, which could cause significant delays or impair our ability to obtain regulatory approval for maralixibat.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could negatively impact our business.

The ability of the FDA to review and approve proposed clinical trials or new product candidates can be affected by a variety of factors, including, but not limited to, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If our product candidates are approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians prescribe our products or use our products off-label based on our product communications, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as our product candidates, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. If we receive marketing approval for maralixibat, physicians could prescribe maralixibat to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. Further, if such off-label promotion results in the submission of a reimbursement claim to a governmental healthcare program, we could be found liable under the U.S. False Claims Act. The federal government has levied significant civil and criminal penalties against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion and to undertake corrective remedies. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. In cases where off-label promotion has resulted in violations of other statutes, the U.S. Department of Justice (“DOJ”) has required companies to enter into deferred prosecution agreements or corporate integrity agreements. If we are deemed by the FDA or the DOJ to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively “Affordable Care Act”), was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. At this time, we are unsure of the full impact that Affordable Care Act will have on our business. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act and we expect such challenges and amendments to continue. For example, U.S. federal tax legislation enacted in 2017, informally titled The Tax Cuts and Jobs Act (“Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020 and extended the sequester by one year, through 2030. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Additionally, on May 11, 2018, President Trump previously laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although some of these and other proposals may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

We expect that the Affordable Care Act, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved. In addition, it is possible that additional governmental action will be taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the Affordable Care Act may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic.

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

If we fail to develop our current and any future product candidates for additional indications, our commercial opportunity will be limited.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Although we believe that we hold a leading position in our focus on rare pediatric cholestatic liver diseases, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than our product candidates. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

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

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the ASBT pathway. GlaxoSmithKline plc and Albireo have ASBTis in clinical development for cholestatic liver diseases. We are aware that Albireo has completed enrollment of a Phase 3 trial for PFIC1 and PFIC2 patients for odevixibat, and has an extension study enrolling PFIC patients. Albireo has announced plans to pursue development in BA, ALGS and other cholestatic liver diseases. We are aware that GlaxoSmithKline plc is conducting a Phase 2 trial of its ASBTi in PBC patients. We are also aware that Intercept is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of PSC or ICP. We are aware of several agents in clinical development for the treatment of PSC, including Allergan plc’s cenicriviroc, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Intercept’s Ocaliva, or obeticholic acid and NGM Biopharmaceuticals Inc.’s NGM282. Furthermore, one of our own products, if approved, may be used off-label in the market for another of our products, if approved, adversely affecting the sales of such product.

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

As of March 31, 2020, we had 41 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches and other disruptions, including the theft of our intellectual property.*

Despite the implementation of security measures, our computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, a security breach that exposes our confidential intellectual property could compromise our patent portfolio. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption, security breach or theft were to result in a loss of, or damage to, our data, applications or other intellectual property, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information; and

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws, such as the General Data Protection Regulation (“GDPR”) governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Additionally, we may be subject to federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties. We have adopted a code of conduct and healthcare compliance policies, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA became effective January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities upon revenue generation and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Following the result of a referendum in 2016, the UK left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the European Union, the UK will be subject to a transition period until December 31, 2020 (“Transition Period”), during which European Union rules will continue to apply. During the Transition Period, the negotiations between the UK and the European Union are expected to continue in relation to the customs and trading relationship between the UK and the European Union following the expiry of the Transition Period. Due to the current COVID-19 pandemic, negotiations between the UK and the European Union that were scheduled for March and April were either being postponed or occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the UK government that it will not be extended).

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for maralixibat and volixibat. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may not determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our CROs, which could disrupt the our clinical timelines, which could have a material adverse impact on our business, prospects, financial condition and results of operations.

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

We do not currently have any long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients (“APIs”) and the finished products of our product candidates or the associated packaging and administration syringes used in our current product format. We will need to identify and qualify a third-party manufacturer prior to commercialization of our product candidates, and we intend to enter into agreements for commercial production with third-party suppliers. As our product candidates are intended to treat rare liver diseases, we will only require a low-volume of raw materials and APIs, and in the case of maralixibat and volixibat, in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop our product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of our product candidates, and, in the event that we do not have sufficient product to complete our planned clinical trials, it could delay such trials. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA or comparable foreign regulatory marketing application is submitted. We do not control the manufacturing process of our product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market maralixibat and volixibat.

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of maralixibat or volixibat or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of our product candidates may occur in the future. In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Further, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

Based on our current and anticipated level of operations, we believe our existing cash, cash equivalents and investments, together with the proceeds from our follow-on public offering on January 13, 2020, will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. In addition, in the second half of 2020, we plan to initiate an expanded access program for maralixibat in ALGS in the United States and Canada, which requires additional resources and costs to support.

Additional funding may not be available on acceptable terms, or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of maralixibat or volixibat or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2019, we had federal and state net operating loss (“NOL”) carryforwards of approximately $44.4 million and $2.2 million, respectively. The federal NOL carryforwards do not expire, and the state NOL carryforwards will begin to expire in 2038, unless previously utilized. We also have federal and state research and development credit carryforwards totaling $5.6 million and $0.3 million, respectively. The federal research and development credit carryforwards will begin to expire in 2038, unless previously utilized. The state research and development credits will not expire.

Under the Tax Act, as modified by the CARES Act, federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Our NOL carryforwards and other applicable tax attributes are subject to review and possible adjustment by the U.S. Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points (by value), as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. It is possible that we have experienced one or more such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We may therefore be limited in the portion of NOL carryforwards and other applicable tax attributes that we can use in the future to offset future taxable income. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

We cannot be certain that the claims in our issued patents and pending patent applications covering maralixibat or volixibat will be considered patentable by the USPTO, courts in the United States, or by patent offices and courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on July 18, 2019 and to May 6, 2020 has ranged from a low of $6.84 to a high of $25.90. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;

•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•	changes in the structure of health care payment systems;

•	the failure to obtain coverage and adequate reimbursement of our product candidates, if approved;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates;

•	management transitions and additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth, if any, of the markets for PFIC, ALGS and other cholestatic liver diseases that we may target;

•	our ability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	issuances of debt or equity securities;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political, health and economic conditions, including the COVID-19 pandemic; and

•	other events or factors, many of which are beyond our control.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2024, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2020, there were 25,033,736 shares of our common stock outstanding, excluding 356,251 shares subject to repurchase, as described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Pursuant to our 2019 Equity Incentive Plan (“2019 Plan”), our management is authorized to grant equity incentive awards to our employees, directors and consultants. We also maintain a 2019 Employee Stock Purchase Plan (“ESPP”) pursuant to which our management is authorized to grant options to purchase shares of our common stock to our employees. In addition, in March 2020, we adopted a 2020 Inducement Plan, pursuant to which our board of directors, or a committee thereof, is authorized to grant inducement awards to new hires as a material inducement to their employment with us.

Additionally, the number of shares of our common stock reserved for issuance under our 2019 Plan is subject to an automatic increase on January 1 of each year through and including January 1, 2029, by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The number of shares of our common stock reserved for issuance under our ESPP is subject to an automatic increase on January 1 of each year through and including January 1, 2029, by the lesser of (i) 1.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) 1,500,000 shares of common stock. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

None.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents and investments. Through March 31, 2020, we have not used any of the net proceeds from our initial public offering. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our initial public offering as described under “Use of Proceeds” in our prospectus dated July 17, 2019 that forms a part of our Registration Statement on Form S-1 (File No. 333-232251), as filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 18, 2019. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our clinical trials. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

10.1†	Mirum Pharmaceuticals, Inc. 2020 Inducement Plan.
10.2†	Forms of grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan.

10.3†	Forms of restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan.

10.4

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

Mirum Pharmaceuticals, Inc.

Date: May 7, 2020	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: May 7, 2020	By:	/s/ Ian Clements, Ph.D.
Ian Clements, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)