Form 10-Q
period 2020-06-30
Mirum Pharmaceuticals, Inc.
filed 2020-08-06
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number: 001-38981

Mirum Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-1281555
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
950 Tower Lane, Suite 1050, Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 667-4085

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	MIRM	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2020 the registrant had 25,399,132 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$83,042	$11,970
Short-term investments	66,294	104,690
Prepaid expenses and other current assets	2,739	2,703
Total current assets	152,075	119,363
Long-term investments	—	23,292
Property and equipment, net	1,423	1,372
Operating lease right-of-use assets	2,107	2,361
Other assets	161	324
Total assets	$155,766	$146,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,024	$3,351
Accrued expenses	13,026	9,328
Operating lease liabilities	530	397
Total current liabilities	16,580	13,076
Operating lease liabilities, noncurrent	2,947	3,251
Other liabilities	31	36
Total liabilities	19,558	16,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; zero shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; and liquidation value of $0 as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 25,394,190 shares issued and 25,071,337 shares outstanding, excluding 322,853 shares subject to repurchase as of June 30, 2020; 22,989,987 shares issued and 22,600,338 shares outstanding, excluding 389,649 shares subject to repurchase as of December 31, 2019	3	2
Additional paid-in capital	250,349	200,119
Accumulated deficit	(114,462)	(69,901)
Accumulated other comprehensive income	318	129
Total stockholders’ equity	136,208	130,349
Total liabilities and stockholders’ equity	$155,766	$146,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$18,555	$11,589	$35,895	$16,452
General and administrative	5,042	2,445	9,734	3,766
Total operating expenses	23,597	14,034	45,629	20,218
Loss from operations	(23,597)	(14,034)	(45,629)	(20,218)
Other income (expense):
Interest income	405	468	1,154	700
Other income (expense), net	(56)	9	(79)	4
Net loss before provision for income taxes	(23,248)	(13,557)	(44,554)	(19,514)
Provision for income taxes	3	—	7	—
Net loss	$(23,251)	$(13,557)	$(44,561)	$(19,514)
Net loss per share, basic and diluted	$(0.93)	$(5.31)	$(1.79)	$(7.70)
Weighted-average shares of common stock outstanding, basic and diluted	25,056,123	2,551,822	24,880,387	2,534,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(23,251)	$(13,557)	$(44,561)	$(19,514)
Other comprehensive gain (loss):
Unrealized gain on available-for-sale investments	339	46	190	46
Cumulative translation adjustments	3	(18)	(1)	(18)
Comprehensive loss	$(22,909)	$(13,529)	$(44,372)	$(19,486)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	—	$—	22,600,338	$2	$200,119	$(69,901)	$129	$130,349
Issuance of common stock in follow-on public offering, net of issuance costs of $3,342	—	—	2,400,000	1	44,658	—	—	44,659
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,573	—	—	2,573
Net loss	—	—	—	—	—	(21,310)	—	(21,310)
Other comprehensive loss	—	—	—	—	—	—	(153)	(153)
Balance as of March 31, 2020	—	$—	25,033,736	$3	$247,350	$(91,211)	$(24)	$156,118
Issuance of common stock in connection with common stock option exercises	—	—	4,203	—	25	—	—	25
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,974	—	—	2,974
Net loss	—	—	—	—	—	(23,251)	—	(23,251)
Other comprehensive income	—	—	—	—	—	—	342	342
Balance as of June 30, 2020	—	$—	25,071,337	$3	$250,349	$(114,462)	$318	$136,208

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

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(44,561)	$(19,514)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	5,547	1,859
Depreciation and amortization	143	43
Amortization of operating lease right-of-use assets	160	72
Net accretion of discounts on investments	(7)	(35)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(36)	(654)
Operating lease right-of-use assets	94	(33)
Other assets	—	(89)
Accounts payable, accrued expenses and other liabilities	3,486	7,865
Operating lease liabilities	(171)	43
Net cash used in operating activities	(35,345)	(10,443)
Investing activities
Proceeds from maturities of investments	61,900	—
Proceeds from paydowns of investments	14,005	—
Purchase of investments	(14,020)	(58,401)
Purchase of property and equipment	(151)	(44)
Net cash provided by (used in) investing activities	61,734	(58,445)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	59,977
Payment of deferred offering costs	—	(1,217)
Proceeds from issuance of common stock in public offering, net of issuance costs	44,659	—
Proceeds from issuance of common stock pursuant to equity award plans	25
Net cash provided by financing activities	44,684	58,760
Effect of exchange rate on cash and cash equivalents	(1)	(18)
Net increase (decrease) in cash and cash equivalents	71,072	(10,146)
Cash and cash equivalents at beginning of period	11,970	51,963
Cash and cash equivalents at end of period	$83,042	$41,817

Supplemental disclosure of cash flow information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$1,418
Property and equipment purchases included in accounts payable	$42	$—
Landlord paid tenant improvements	$—	$461
Deferred initial public offering costs in accounts payable	$—	$565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Mirum Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on May 2, 2018 and is headquartered in Foster City, California. The Company is a biopharmaceutical company focused on the development and commercialization of a late-stage pipeline of novel therapies for debilitating liver diseases. The Company’s pipeline consists of two clinical-stage product candidates, maralixibat and volixibat, with mechanisms of action that have potential utility across a wide range of orphan liver diseases. The Company commenced significant operations in November 2018.

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

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of June 30, 2020, the Company had an accumulated deficit of $114.5 million and cash, cash equivalents and investments of $149.3 million, which is available to fund future operations. The Company believes that its cash, cash equivalents and investments as of June 30, 2020 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements. As such, the unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including clinical trial delays and costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. There were no significant estimates contained in the preparation of the Company’s consolidated financial statements or impacts to the Company’s consolidated financial statements for the three or six months ended June 30, 2020 that were directly a result of the COVID-19 pandemic.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,	As of December 31,
	2020	2019
Options to purchase common stock	4,921,326	3,366,812
Common stock subject to repurchase	322,853	389,649
Employee Stock Purchase Plan Contingently Issuable	7,278	—
Total	5,251,457	3,756,461

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

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new guidance. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 842), which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. In March 2020, the FASB issued ASU No. 2020-3, Codification Improvements to Financial Instruments which makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard and clarifies the following areas (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. As a smaller reporting company, the guidance will be effective for the Company during the first quarter of 2023. The Company is in the process of assessing the impact adoption will have on its consolidated financial statements.

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

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2020 and December 31, 2019 are presented in the following table (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$81,283	$—	$—	$81,283
Corporate debt securities	—	31,512	—	31,512
Commercial paper	—	12,453	—	12,453
U.S. government bonds	—	7,511	—	7,511
Asset backed securities	—	14,818	—	14,818
Total	$81,283	$66,294	$—	$147,577

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$10,621	$—	$—	$10,621
Corporate debt securities	—	41,668	—	41,668
Commercial paper	—	35,016	—	35,016
U.S. government bonds	—	22,511	—	22,511
Asset-backed securities	—	28,787	—	28,787
Total	$10,621	$127,982	$—	$138,603

The carrying amounts of certain financial instruments such as cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of June 30, 2020 and December 31, 2019 approximate their related fair values due to the short-term maturities of these instruments.

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

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$81,283	$ —	$ —	$81,283
Corporate debt securities	31,230	282	—	31,512
Commercial paper	12,453	—	—	12,453
U.S. government bonds	7,501	10	—	7,511
Asset back securities	14,764	54	—	14,818
Total cash equivalents and investments	$147,231	$346	$ —	$147,577
Classified as:
Cash equivalents				$81,283
Short-term investments				66,294
Long-term investments				—
Total cash equivalents and investments				$147,577

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$10,621	$—	$—	$10,621
Corporate debt securities	41,556	113	(1)	41,668
Commercial paper	35,016	—	—	35,016
U.S. government bonds	22,492	19	—	22,511
Asset-backed securities	28,762	25	—	28,787
Total cash equivalents and investments	$138,447	$157	$(1)	$138,603
Classified as:
Cash equivalents				$10,621
Short-term investments				104,690
Long-term investments				23,292
Total cash equivalents and investments				$138,603

As of June 30, 2020, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$65,398
One to two years	896
Total	$66,294

During the three and six months ended June 30, 2020 and 2019, there have been no significant realized gains or losses on available-for-sale investments, and the Company did not recognize any other-than-temporary impairment losses.

5. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued clinical trials	$6,325	$4,795
Accrued professional service fees	918	777
Accrued contract manufacturing and non-clinical costs	3,397	1,540
Accrued compensation and related benefits	2,386	2,216
Total accrued expenses	$13,026	$9,328

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

The Company is also obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for maralixibat in certain indications and an additional $25.0 million upon regulatory approval of maralixibat for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to maralixibat and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH-PFIC clinical trial and made a $2.5 million payment to Shire. As of June 30, 2020, no additional milestones had been accrued as there were no other potential milestones yet considered probable.

In January 2019, the Company also entered into a Transition Services Agreement (“TSA”) with Shire, which covered services provided by Shire to transfer the research and development activities and the related know-how from Shire to the Company, including continuation of work on any existing clinical trials and manufacturing activities until fully transferred. All transition services were completed and all pass-through costs were settled as of June 30, 2019. As such, for the three and six months ended June 30, 2020, there were no expenses for Shire provided services or pass-through costs recorded. For the three and six months ended June 30, 2019, the Company recorded $14,000 and $0.4 million for services provided by Shire under the TSA, respectively. Additionally, the Company recorded a reduction of estimated expenses of $0.3 million and $0.1 million for pass-through costs related to continuation of work on existing clinical trials and manufacturing activities for the three and six months ended June 30, 2019, respectively. The reduction of estimated expenses for the three and six months ended June 30, 2019 was related to a final reconciliation of expenses and agreement on final amounts due to Shire.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement. In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH-PFIC clinical trial and made a $0.5 million payment to Satiogen. As of June 30, 2020, no additional milestones had been accrued as there were no other potential milestones yet considered probable.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. As of June 30, 2020, no milestones had been accrued as there were no potential milestones yet considered probable.

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

As of June 30, 2020 and December 31, 2019, 322,853 and 389,649 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Each share of common stock is entitled to one voting right. Common stockholders are entitled to dividends when funds are legally available and declared by the Company’s board of directors.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of June 30,	As of December 31,
	2020	2019
Stock options issued and outstanding	4,921,326	3,366,812
Reserved for future stock awards or option grants	1,453,225	1,112,443
Reserved for employee stock purchase plan	729,899	500,000
	7,104,450	4,979,255

8. Stock-Based Compensation

Equity Incentive Plans

On November 5, 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 1,401,443 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan, including 101,443 shares that remained available for issuance under the 2018 Plan as of July 17, 2019. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of June 30, 2020, 965,725 shares of common stock were available for issuance under the 2019 Plan.

On March 18, 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. As of June 30, 2020, 487,500 shares of common stock were available for issuance under the 2020 Inducement Plan.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Exercise price	$11.51-$18.46	$2.94-$6.27	$10.40-$24.52	$2.94-$6.27
Expected term (in years)	5.5-6.1	6.0-6.3	5.5-6.1	6.0-6.3
Expected volatility	92.59%-95.85%	73.88%-75.12%	77.07%-95.85%	73.88%-75.12%
Risk-free interest rate	0.37%-0.56%	1.98%-2.25%	0.37%-1.73%	1.98%-2.46%
Expected dividend yield	—	—	—	—
Grant date fair value of options granted	$8.81-$13.86	$8.37-$10.46	$7.38-$16.59	$7.47-$10.46

The following table summarizes stock option activity during the six months ended June 30, 2020 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	3,366,812	$5.14	9.3	$65,235
Granted	1,748,967	$17.47
Exercised	(4,203)	$5.86
Canceled and forfeited	(190,250)	$9.27
Outstanding as of June 30, 2020	4,921,326	$9.37	9.0	$50,186
Vested and exercisable as of June 30, 2020	1,052,705	$4.73	8.5	$15,570

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. As of June 30, 2020, the total unrecognized stock-based compensation related to unvested stock option awards granted was $36.3 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

Restricted Stock

On November 5, 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The total compensation cost resulting from the modification was $1.7 million. The modified shares have a four-year vesting period and a measurement date fair value of $2.936 per share. For the three months ended June 30, 2020 and 2019, 33,398 and 33,398 shares vested, respectively. For the six months ended June 30, 2020 and 2019, 66,796 and 68,554 shares vested, respectively. As of June 30, 2020, the total unrecognized compensation expense related to unvested restricted stock was $0.9 million expected to be recognized over a weighted-average period of approximately 2.4 years.

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. As of June 30, 2020, no shares were issued under the ESPP and there were 729,899 shares available for future issuance.

Stock-based compensation expense is reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative	$1,714	$1,003	$3,246	$1,150
Research and development	1,260	638	2,301	709
Total	$2,974	$1,641	$5,547	$1,859

9. Leases

In January 2019, the Company entered into an operating lease agreement for office space, which consisted of approximately 5,600 square feet (the “Lease”). Pursuant to the Lease, the lease term is approximately four years with an option to extend the term for one five-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. The Lease contained a tenant improvement allowance of $0.4 million, which has been recorded as leasehold improvements in the accompanying consolidated balance sheets with a corresponding reduction of the right-of-use (“ROU”) asset at inception of the Lease. Rent payments commenced in August 2019.

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

As of June 30, 2020, the Company recorded an aggregate ROU asset of $2.1 million and an aggregate lease liability of $3.5 million in the accompanying consolidated balance sheet. The weighted-average remaining lease term is 4.6 years.

As of June 30, 2020, undiscounted future minimum payments under the Company’s operating leases are as follows:

Year Ending December 31,	Undiscounted Rent Payments
2020 (remaining six months)	$357
2021	865
2022	890
2023	918
2024	928
2025	230
Total undiscounted lease payments	4,188
Less: imputed interest	(711)
Total lease liability	$3,477

Rent expense was $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. Variable lease payments for operating expenses were immaterial for the three and six months ended June 30, 2020 and 2019.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of a late-stage pipeline of novel therapies for debilitating liver diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear. Our pipeline consists of two clinical-stage product candidates with mechanisms of action that have potential utility across a wide range of orphan cholestatic liver diseases. We are initially developing maralixibat for the treatment of pediatric patients with Alagille syndrome (“ALGS”), progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia. Based on improvements in pruritus, or itching, and other outcomes and disease markers observed in Phase 2 clinical trials, we are planning to initiate a rolling submission of a New Drug Application (“NDA”), for the treatment of cholestatic pruritus associated with ALGS in the third quarter of 2020. We expect to complete the rolling submission of our NDA in the first quarter of 2021 and we are planning for a potential launch in ALGS in the second half of 2021. We are also conducting the Phase 3 MARCH clinical trial in PFIC. Further, we have conducted an initial analysis of our long-term treatment data in PFIC against a natural history control group in conjunction with the NAtural course and Prognosis of PFIC and Effect of biliary Diversion Consortium and have shared these results with regulators. Based on feedback from regulators, we are preparing to submit a marketing authorization application for the treatment of PFIC2 to the European Medicines Agency (“EMA”) in the fourth quarter of 2020. We are developing volixibat for the treatment of adult patients with cholestatic liver diseases, including primary sclerosing cholangitis (“PSC”) and intrahepatic cholestasis of pregnancy (“ICP”).

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

Our net loss was $23.3 million and $13.6 million for the three months ended June 30, 2020 and 2019, respectively, and $44.6 million and $19.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $114.5 million and cash, cash equivalents and investments of $149.3 million.

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

The COVID-19 pandemic has had a significant economic impact across the global marketplace presenting challenges to maintaining business continuity. We are working diligently to ensure the advancement of all of our clinical development programs in the safest manner possible. We do not currently anticipate the global pandemic of COVID-19 to impact the projected timing for submission of our NDA in the third quarter of 2020. However, due to health and safety concerns for healthcare personnel and patients, we are experiencing impacts to the enrollment and conduct of our clinical trials, including to the Phase 3 MARCH clinical trial. As such, we have withdrawn all guidance on the initiation and enrollment of the maralixibat and volixibat clinical trials.

Although we did not see a significant financial impact to our business operations in the first half of 2020, there are potential impacts to our business in the future that are highly uncertain and difficult to predict such as temporary closures of our facilities or those of our third-party manufacturers or suppliers, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing preclinical studies, clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, and our ability to raise capital and conduct business development activities.

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

There have been no significant changes during the six months ended June 30, 2020 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$18,555	$11,589	$6,966
General and administrative	5,042	2,445	2,597
Total operating expenses	23,597	14,034	9,563
Loss from operations	(23,597)	(14,034)	(9,563)
Other income (expense):			—
Interest income	405	468	(63)
Other income (expense), net	(56)	9	(65)
Net loss before provision for income taxes	(23,248)	(13,557)	(9,691)
Provision for income taxes	3	—	3
Net loss	$(23,251)	$(13,557)	$(9,694)

Research and Development Expenses

Research and development expenses were $18.6 million for the three months ended June 30, 2020, an increase of $7.0 million compared to the three months ended June 30, 2019. The increase was primarily due to $4.5 million for manufacturing activities supporting clinical trial supplies and NDA registration activities, $2.7 million of personnel and other compensation related expenses reflecting an increase in our number of employees, including an increase in stock-based compensation of $0.6 million, $2.4 million for clinical trial expenses primarily associated with the PFIC and ALGS programs, and $0.6 million of consulting expenses associated with our increased clinical, manufacturing and regulatory activities. These increases were partially offset by a decrease of $3.0 million associated with development milestone expenses related to the initiation of the Phase 3 MARCH clinical trial incurred during the three months ended June 30, 2019 and a decrease of $0.2 million of non-clinical expenses.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended June 30, 2020, an increase of $2.6 million compared to the three months ended June 30, 2019. The increase was primarily due to $1.4 million of personnel and other compensation related expenses reflecting an increase in our number of employees, including an increase in stock-based compensation of $0.7 million, $0.8 million of expenses associated with operating as a public company primarily related to increased costs of insurance and audit and tax fees, $0.2 million of professional and consulting services primarily associated with commercial preparation activities, and $0.2 million of expenses related to other general and administrative expenses.

Interest Income

Interest income was $0.4 million for the three months ended June 30, 2020, a decrease of $0.1 million compared to the three months ended June 30, 2019. The decrease was primarily due to lower interest earned on our cash equivalents and investment balances compared to the prior year largely a result of current economic conditions.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

The following table sets forth our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$35,895	$16,452	$19,443
General and administrative	9,734	3,766	5,968
Total operating expenses	45,629	20,218	25,411
Loss from operations	(45,629)	(20,218)	(25,411)
Other income (expense):			—
Interest income	1,154	700	454
Other income (expense), net	(79)	4	(83)
Net loss before provision for income taxes	(44,554)	(19,514)	(25,040)
Provision for income taxes	7	—	7
Net loss	$(44,561)	$(19,514)	$(25,047)

Research and Development Expenses

Research and development expenses were $35.9 million for the six months ended June 30, 2020, an increase of $19.4 million compared to the six months ended June 30, 2019. The increase was primarily due to $9.2 million for manufacturing activities supporting clinical trial supplies and NDA registration activities, $6.1 million for clinical trials expenses primarily associated with the PFIC and ALGS programs, $5.6 million of personnel and other compensation related expenses reflecting an increase in our number of employees, including an increase in stock-based compensation of $1.6 million, $1.2 million of consulting expenses associated with our clinical, manufacturing and regulatory activities, $0.4 million of non-clinical expenses and $0.3 million related to other general expenses. These increases were partially offset by a decrease of $3.0 million associated with development milestone expenses related to the initiation of the Phase 3 MARCH clinical trial incurred during the six months ended June 30, 2019 and $0.4 million expenses related to transition services provided by Shire in the six months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the six months ended June 30, 2020, an increase of $6.0 million compared to the six months ended June 30, 2019. The increase was primarily due to $3.7 million of personnel and other compensation related expenses reflecting an increase in our number of employees, including an increase in stock-based compensation of $2.1 million, $1.5 million of expenses associated with operating as a public company primarily related to increased costs of insurance and audit and tax fees, $0.6 million of professional and consulting services including $0.4 million of expenses associated with commercial preparation activities, and $0.1 million of expenses related to other general and administrative expenses.

Interest Income

Interest income was $1.2 million for the six months ended June 30, 2020, an increase of $0.5 million compared to the six months ended June 30, 2019. The increase was primarily due to interest earned on investments following an increase in our cash, cash equivalents and investment balances due to the proceeds related to the completion of our IPO in July 2019 and of our follow-on public offering of common stock in January 2020.

Liquidity and Capital Resources

Overview

We had $149.3 million of cash, cash equivalents and investments as of June 30, 2020. To date, we have incurred operating losses and negative cash flows from operations. As of June 30, 2020, we had an accumulated deficit of $114.5 million.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides a summary of the net cash flow activity for the period indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(35,345)	$(10,443)
Net cash provided by (used in) investing activities	61,734	(58,445)
Net cash provided by financing activities	44,684	58,760
Effect of exchange rate on cash and cash equivalents	(1)	(18)
Net increase (decrease) in cash and cash equivalents	$71,072	$(10,146)

Net Cash Used in Operating Activities

Net cash used in operating activities was $35.3 million for the six months ended June 30, 2020, reflecting our net loss of $44.6 million partially offset by non-cash items of $5.8 million. Non-cash items consisted primarily of $5.5 million of stock-based compensation and $0.3 million of depreciation and amortization of our fixed assets and our operating lease right-of use assets. Additionally, cash used in operating activities reflected changes in net operating assets of $3.4 million, consisting primarily of a $3.5 million increase in accounts payable, accrued expenses and other liabilities due to clinical and manufacturing activities offset by a $0.2 million decrease in our operating lease liability and a $0.1 million decrease in our right-of-use asset due to a change in the lease term.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $61.7 million for the six months ended June 30, 2020 primarily due to proceeds of $61.9 million from maturities of investments and proceeds of $14.0 million from paydowns of investments, partially offset by $14.0 million used in purchases of investments and $0.2 million used for purchases of property and equipment.

Net cash used in investing activities was $58.4 million for the six months ended June 30, 2019, which primarily consisted of purchases of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $44.7 million for the six months ended June 30, 2020, due to net proceeds received from the completion of a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a price of $20.00 per share.

Net cash provided by financing activities was $58.8 million for the six months ended June 30, 2019, which consisted of $60.0 million in net proceeds from the issuance of 59,844,699 shares of Series A Preferred Stock, partially offset by cash payments of deferred offering costs incurred in connection with our IPO of $1.2 million.

Contractual Obligations and Commitments

There have been no material changes in the amount of our contractual obligations and commitments during the six months ended June 30, 2020 from those disclosed in our Annual Report.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims, including the Shire License Agreement, and certain real estate leases, supply purchase agreements, and agreements with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our consolidated balance sheet for the periods presented.

We enter into contracts in the normal course of business with clinical research organizations and clinical sites for the conduct of clinical trials, preclinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Contractual Arrangements

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. In July 2019, we achieved the first development milestone under the Shire License Agreement and Satiogen License and made an aggregate payment of $3.0 million. As for the remaining milestones, as of June 30, 2020, we were unable to estimate the timing or likelihood of achieving future milestones or making future product sales and, therefore, any related payments are not included herein. For additional information regarding these license agreements, including our payment obligations thereunder, see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of June 30, 2020 consist of readily available checking, money market funds, and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

Foreign Currency Rate Risk

Our operations include activities in the United States and Switzerland. In addition, we contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Swiss Franc and Euro, we do not currently believe that foreign currency would have a significant impact.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception in May 2018. For the three months ended June 30, 2020 and 2019, we reported a net loss of $23.3 million and $13.6 million, respectively. For the six months ended June 30, 2020 and 2019, we reported a net loss of $44.6 million and $19.5 million, respectively. As of June 30, 2020, we had an accumulated deficit of $114.5 million.

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

Our business has been and could continue to be adversely affected by the COVID-19 pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, including our workforce, which is currently primarily working remotely and at our clinical trial sites, as well as the business or operations of our manufacturers, clinical research organizations (“CROs”) or other third parties with whom we conduct business.

Our business has been and could continue to be adversely affected by the COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. In response to the COVID-19 pandemic, we have implemented work-from-home policies for all of our employees. The effects of the COVID-19 pandemic and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any restrictions and limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

As COVID-19 continues to spread, we may experience, or continue to experience, ongoing disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling and retaining patients in our ongoing and planned clinical trials;
•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
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

•	refusal of the FDA or other regulatory authorities to accept data from clinical trials in affected geographies.

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

Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. Any potential interruptions or delays could adversely affect the anticipated timelines of our upcoming NDA and MAA submissions.

We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and updated on April 2, 2020, and may need to make further adjustments in the future. For example, in our ongoing clinical trials, we have adopted new protocols to allow for flexibility surrounding patient visits, including to have drug shipped to them and for patients to virtually check-in as opposed to attending standard hospital visits. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the progress and completion of this clinical trial and the findings from this clinical trial. In addition, we may encounter delays in shipping of our study drug. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. Based on interactions with the FDA, we believe that the results from a single Phase 3 clinical trial, if successful, would be sufficient to support an NDA submission seeking approval for maralixibat for the treatment of PFIC; however, the FDA may not agree to this approach. Even if we believe the results from our Phase 3 clinical trials are positive, the FDA may require us to conduct additional Phase 3 trials before we are able to submit one or more NDAs. Moreover, based on interactions with the FDA, we believe that clinical data of maralixibat in PFIC paired with adequate natural history data may be adequate to support an NDA filing for a general PFIC indication rather than the treatment of pruritus associated with PFIC; however, the FDA has not agreed to this approach but has indicated that efficacy data of the Phase 3 MARCH clinical trial, if positive, may be adequate to support an NDA submission for the treatment of pruritus associated with nt-PFIC2. If we are unable to obtain adequate natural history data or the FDA does not view such data as sufficient to support approval for a general PFIC indication, the NDA submission for maralixibat may be limited to the treatment of pruritus associated with nt-PFIC2. Further, we have conducted an initial analysis of our long-term treatment data in PFIC against a natural history control group in conjunction with the NAPPED Consortium and have shared these results with regulators. Based on feedback from regulators we are preparing to submit a marketing authorization application for the treatment of PFIC2 to the European Medicines Agency (“EMA”), in the fourth quarter of 2020. Regulatory authorities may not view such initial analysis as sufficient to support approval.

In May 2019, we had an end-of-Phase 2 meeting with the FDA to discuss the adequacy of the current data set of maralixibat to support an NDA submission for the treatment of pruritus associated with ALGS. At the request of the FDA, we prepared various analyses of the maralixibat data set, in particular the ICONIC clinical trial as the potential pivotal study, and requested an additional meeting with the FDA. In October 2019, the FDA requested that we convert the meeting to a pre-NDA meeting and discuss the components and timeline of an NDA submission. During this meeting, we and the FDA reached consensus on a timeline for initiating a rolling submission of an NDA in the third quarter of 2020 and the details of various routine datasets to generate for the submission. We expect the NDA submission to be complete in the first quarter of 2021, which will include the submission of the FDA requested CMC data, including requested stability data. These projected timings are dependent on many factors, including, but not limited to, the successful completion of various non-clinical and clinical activities, availability and analysis of clinical data and completion of registration batches by manufacturers, as well as generating acceptable stability data. Further, while we do not currently anticipate the global pandemic of COVID-19 to impact these projected timings, the COVID-19 pandemic continues to rapidly evolve and any impacts on these projected timings are highly uncertain and cannot be predicted with confidence. In addition, an NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology and CMC. The FDA may disagree with our interpretation of such data and information, which may require us to complete additional activities. As a result, FDA approval of maralixibat for cholestatic pruritus associated with ALGS may be delayed and we may be required to expend significant additional resources seeking such approval. Moreover, although we are in the process of discussing our planned ALGS registrational program with the EMA, we have not reached agreement, and the EMA may not accept our currently proposed ALGS registrational program.

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

The COVID-19 pandemic has impacted patient enrollment in our Phase 3 MARCH clinical trial. We are unable to predict with confidence the duration of such patient enrollment delays and difficulties. If patient enrollment is delayed for an extended period of time, our Phase 3 MARCH clinical trial could be further delayed or otherwise adversely affected.

Further, each indication for which we are evaluating maralixibat and volixibat is a rare cholestatic liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of maralixibat and volixibat. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies. For example, many patients with PFIC seek liver transplants early and as a result become ineligible for our treatment. In addition, in PFIC, we are conducting clinical trials in countries that have not yet had maralixibat trials conducted and we have not yet worked with such foreign regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with maralixibat. Additionally, other pharmaceutical companies targeting these same cholestatic liver diseases are recruiting clinical trial patients from these patient populations, and have expanded access programs available, which may delay or make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. As a result, we may experience new or additional delays and difficulties in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

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

In addition, in the third quarter of 2020, we plan to initiate an expanded access program for maralixibat in ALGS in the United States and Canada. Additional safety data generated from the expanded access program could be different from, including less favorable, than the data generated and discussed with the FDA to date, which may delay or prevent regulatory approval of maralixibat.

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

In clinical studies of maralixibat, the most commonly reported AEs and SAEs have been those of GI disorders such as diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Reported treatment-related SAEs have consisted of abdominal pain, upper abdominal pain, diarrhea, cholangitis, increase in blood bilirubin, increase in international normalized ratio, pancreatitis, elevated ALT, autoimmune hepatitis, hematochezia, pure red cell aplasia, myelodysplastic syndrome and anemia. The frequency of observed AEs and SAEs has not increased over time. In Phase 1 clinical trials of volixibat, the most common AEs reported were mild to moderate GI events observed in the volixibat groups. The only treatment-related SAE reported was one event of elevated ALT.

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

In addition, in the third quarter of 2020, we plan to initiate an expanded access program for maralixibat in ALGS in the United States and Canada. Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for SAEs, including those which may be unrelated to maralixibat, in this patient population is high and could have a negative impact on the safety profile of maralixibat, which could cause significant delays or impair our ability to obtain regulatory approval for maralixibat.

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

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to restart routine pre-announced surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

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

At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Additionally, on May 11, 2018, President Trump previously laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. Although some of these and other proposals may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

One of our strategies is to pursue clinical development of maralixibat in additional cholestatic disease conditions such as BA, benign recurrent intrahepatic cholestasis and drug-induced cholestasis. In addition, we plan to develop volixibat for the treatment of cholestatic liver diseases, including PSC and ICP.

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

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the ASBT pathway. GlaxoSmithKline plc and Albireo have ASBTis in clinical development for cholestatic liver diseases. We are aware that Albireo has completed enrollment of a Phase 3 trial for PFIC1 and PFIC2 patients for odevixibat, and has an extension study and an expanded access program enrolling PFIC patients. Albireo has also announced the initiation of a study of odevixibat in BA and its plans to pursue development in ALGS and other cholestatic liver diseases. We are aware that GlaxoSmithKline plc is conducting a Phase 2 trial of its ASBTi in PBC patients. We are also aware that Intercept is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of PSC or ICP. We are aware of several agents in clinical development for the treatment of PSC, including Abbvie’s cenicriviroc, Cymabay’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282 and Pliant Therapeutics’ PLN-74809. Furthermore, one of our own products, if approved, may be used off-label in the market for another of our products, if approved, adversely affecting the sales of such product.

Even though we have obtained orphan drug designation for maralixibat in PFIC and ALGS, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. In September 2013, the FDA granted orphan drug status to maralixibat for the treatment of patients with PFIC and ALGS in the United States. We also received orphan drug status for maralixibat for PFIC and ALGS in the European Union. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. Another drug may receive marketing approval prior to our product candidates. The applicable period is seven years in the United States and ten years in the European Union, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the European Union can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. For example, if a competing product is approved for ALGS or PFIC before maralixibat and is determined to be structurally similar by the EMA, maralixibat may be denied marketing authorization by EMA for that indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to maralixibat for the treatment of PFIC and ALGS, if we receive approval for maralixibat for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

As of June 30, 2020, we had 54 full and part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

To comply with the GDPR restrictions on transfer of personal data out of Europe, we have relied on the Standard Contractual Clauses for personal data transfers approved by the European Commission. However, a July 2020 decision of the European Union’s highest court called into question whether the Standard Contractual Clauses can lawfully be used for transfers of personal data from the European Union to the United States and most other non-EU countries. Authorities in the United Kingdom and Switzerland may similarly question the viability of the Standard Contractual Clauses as a mechanism for the lawful transfer of personal data from those countries to the United States or other countries outside of Europe. If we are unable to implement safeguards necessary to ensure that our transfers of personal data from and within Europe are lawful, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. In addition, we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal data from Europe may also restrict our clinical trials activities in France and elsewhere in the region and limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

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

Following the result of a referendum in 2016, the UK left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the European Union, the UK will be subject to a transition period until December 31, 2020 (“Transition Period”), during which European Union rules will continue to apply. During the Transition Period, the negotiations between the UK and the European Union have continued in relation to the customs and trading relationship between the UK and the European Union following the expiry of the Transition Period. Under the formal withdrawal arrangements between the UK and the European Union, the parties had until June 30, 2020 to agree to extend the Transition Period, if required. No such extension was agreed prior to such date. No agreement has yet been reached between the UK and the European Union and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We entered into an assignment and license agreement with Shire pursuant to which we were assigned exclusive global rights to license intellectual property and know-how related to maralixibat and volixibat, rights to license know-how related to maralixibat from Pfizer and certain patents and know-how related to maralixibat and volixibat from Satiogen. We have in-licensed certain patents and know-how related to volixibat from Shire and Sanofi. We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales and, in the case of Satiogen, our sublicensing revenues. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize our product candidates.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture our product candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production. In particular, we rely on a number of different manufacturers to obtain our supply of maralixibat and volixibat to support our clinical trial programs.

We do not currently have any long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients (“APIs”) and the finished products of our product candidates or the associated packaging used in our current product formats. We will need to identify and qualify a third-party manufacturer prior to commercialization of our product candidates, and we intend to enter into agreements for commercial production with third-party suppliers. As our product candidates are intended to treat rare liver diseases, we will only require a low-volume of raw materials and APIs, and in the case of maralixibat and volixibat, in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop our product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of our product candidates, and, in the event that we do not have sufficient product to complete our planned clinical trials, it could delay such trials. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA or comparable foreign regulatory marketing application is submitted. We do not control the manufacturing process of our product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market maralixibat and volixibat.

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

The actions of distributors and specialty pharmacies could affect our ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such distributors and specialty pharmacies could adversely affect our revenues, financial condition, or results of operations.

If maralixibat is approved, we intend to rely on one or more specialty pharmacies or distributors for a considerable portion of product sales. The failure of one or more of these parties could adversely affect our revenues, financial condition or results of operations. Our revenues, financial condition or results of operations may also be affected by fluctuations in buying or distribution patterns of one or more of these parties. These fluctuations may also result from seasonality, pricing, wholesaler inventory objectives, or other factors, including the effects of the COVID-19 pandemic.

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

Based on our current and anticipated level of operations, we believe our existing cash, cash equivalents and investments, together with the proceeds from our follow-on public offering on January 13, 2020, will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. In addition, in the third quarter of 2020, we plan to initiate an expanded access program for maralixibat in ALGS in the United States and Canada, which requires additional resources and costs to support.

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

We currently own patent applications in the United States, Europe and other countries covering the methods of treating cholestatic liver diseases using ASBTis, including maralixibat and volixibat, with limited systemic exposure. We also own patent applications in Europe, and other countries covering compositions of such ASBTis and/or their use in treating pediatric cholestatic liver diseases. A patent based on any of these patent applications may never be issued. We do not have patents or patent applications covering maralixibat as a composition-of-matter. Therefore, the primary patent-based intellectual property protection for our maralixibat program will be any patents granted on the pending method-of-use and formulation patent applications.

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

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. Further, we may incorrectly determine that our technologies, products, or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or internationally that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or product candidates.

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

As is common in the biotechnology and pharmaceutical industries, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or consultants inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on July 18, 2019 and to August 5, 2020 has ranged from a low of $6.84 to a high of $25.90. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2020, there were 25,071,337 shares of our common stock outstanding, excluding 322,853 shares subject to repurchase, as described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents and investments. Through June 30, 2020, we have not used any of the net proceeds from our initial public offering. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our initial public offering as described under “Use of Proceeds” in our prospectus dated July 17, 2019 that forms a part of our Registration Statement on Form S-1 (File No. 333-232251), as filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 18, 2019. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our clinical trials. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

Mirum Pharmaceuticals, Inc.

Date: August 6, 2020	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: August 6, 2020	By:	/s/ Ian Clements, Ph.D.
Ian Clements, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)