Form 10-Q
period 2020-09-30
Mirum Pharmaceuticals, Inc.
filed 2020-11-12
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020 the registrant had 25,716,877 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Comprehensive Loss	3
	Condensed Consolidated Statement of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020	4
	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults Upon Senior Securities	76
Item 4.	Mine Safety Disclosures	76
Item 5.	Other Information	76
Item 6.	Exhibits	77
Signatures		78

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$48,778	$11,970
Short-term investments	84,971	104,690
Prepaid expenses and other current assets	4,402	2,703
Total current assets	138,151	119,363
Long-term investments	—	23,292
Property and equipment, net	1,349	1,372
Operating lease right-of-use assets	2,029	2,361
Other assets	336	324
Total assets	$141,865	$146,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,177	$3,351
Accrued expenses	12,999	9,328
Operating lease liabilities	616	397
Total current liabilities	18,792	13,076
Operating lease liabilities, noncurrent	2,788	3,251
Other liabilities	30	36
Total liabilities	21,610	16,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; zero shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; and liquidation value of $0 as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 25,500,340 shares issued and 25,210,885 shares outstanding, excluding 289,455 shares subject to repurchase as of September 30, 2020; 22,989,987 shares issued and 22,600,338 shares outstanding, excluding 389,649 shares subject to repurchase as of December 31, 2019	3	2
Additional paid-in capital	256,048	200,119
Accumulated deficit	(135,968)	(69,901)
Accumulated other comprehensive income	172	129
Total stockholders’ equity	120,255	130,349
Total liabilities and stockholders’ equity	$141,865	$146,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$15,984	$12,159	$51,879	$28,611
General and administrative	5,732	3,708	15,466	7,474
Total operating expenses	21,716	15,867	67,345	36,085
Loss from operations	(21,716)	(15,867)	(67,345)	(36,085)
Other income (expense):
Interest income	237	785	1,391	1,485
Other income (expense), net	(30)	(5)	(109)	(1)
Net loss before provision for income taxes	(21,509)	(15,087)	(66,063)	(34,601)
Provision for (benefit from) income taxes	(3)	—	4	—
Net loss	$(21,506)	$(15,087)	$(66,067)	$(34,601)
Net loss per share, basic and diluted	$(0.86)	$(0.84)	$(2.65)	$(4.47)
Weighted-average shares of common stock outstanding, basic and diluted	25,132,916	17,996,065	24,965,178	7,745,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(21,506)	$(15,087)	$(66,067)	$(34,601)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	(151)	77	39	123
Cumulative translation adjustments	5	(7)	4	(25)
Comprehensive loss	$(21,652)	$(15,017)	$(66,024)	$(34,503)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	—	$—	22,600,338	$2	$200,119	$(69,901)	$129	$130,349
Issuance of common stock in follow-on public offering, net of issuance costs of $3,342	—	—	2,400,000	1	44,658	—	—	44,659
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,573	—	—	2,573
Net loss	—	—	—	—	—	(21,310)	—	(21,310)
Other comprehensive loss	—	—	—	—	—	—	(153)	(153)
Balance as of March 31, 2020	—	$—	25,033,736	$3	$247,350	$(91,211)	$(24)	$156,118
Issuance of common stock in connection with common stock option exercises	—	—	4,203	—	25	—	—	25
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,974	—	—	2,974
Net loss	—	—	—	—	—	(23,251)	—	(23,251)
Other comprehensive income	—	—	—	—	—	—	342	342
Balance as of June 30, 2020	—	$—	25,071,337	$3	$250,349	$(114,462)	$318	$136,208
Issuance of common stock in at-the-market offering, net of issuance costs of $138	—	—	98,708	—	2,244	—	—	2,244
Issuance of common stock in connection with common stock option exercises	—	—	7,442	—	27	—	—	27
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,428	—	—	3,428
Net loss	—	—	—	—	—	(21,506)	—	(21,506)
Other comprehensive loss	—	—	—	—	—	—	(146)	(146)
Balance as of September 30, 2020	—	$—	25,210,885	$3	$256,048	$(135,968)	$172	$120,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Equity (Deficit)

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

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(66,067)	$(34,601)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	8,975	4,003
Depreciation and amortization	220	80
Amortization of operating lease right-of-use assets	238	124
Net amortization (accretion) on investments	32	(199)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,699)	(3,046)
Operating lease right-of-use assets	94	(33)
Other assets	—	(84)
Accounts payable, accrued expenses and other liabilities	5,655	8,079
Operating lease liabilities	(244)	13
Net cash used in operating activities	(52,796)	(25,664)
Investing activities
Proceeds from maturities of investments	71,400	8,500
Proceeds from paydowns of investments	23,608	—
Purchase of investments	(51,991)	(130,923)
Purchase of property and equipment	(197)	(214)
Net cash provided by (used in) investing activities	42,820	(122,637)
Financing activities
Proceeds from the issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	59,977
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	67,200
Proceeds from issuance of common stock in public offering, net of issuance costs	46,903	—
Proceeds from issuance of common stock pursuant to equity award plans	52	—
Payment of deferred offering costs in connection with the shelf registration and sales agreement	(175)	—
Net cash provided by financing activities	46,780	127,177
Effect of exchange rate on cash and cash equivalents	4	(25)
Net increase (decrease) in cash and cash equivalents	36,808	(21,149)
Cash and cash equivalents at beginning of period	11,970	51,963
Cash and cash equivalents at end of period	$48,778	$30,814

Supplemental disclosure of cash flow information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$1,444
Landlord paid tenant improvements	$—	$455
Conversion of Series A redeemable convertible preferred stock into common stock on initial public offering	$—	$119,826
Reclassification of redeemable common stock into common stock on initial public offering	$—	$6,990
Property and equipment purchases included in accounts payable	$—	$43

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

Shelf Registration and Sales Agreement

On August 10, 2020, the Company filed a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million in corporate securities, which Shelf Registration was declared effective on August 12, 2020. On August 3, 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the three months ended September 30, 2020, the Company sold 98,708 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $24.13 per share, resulting in gross proceeds of $2.4 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $2.2 million.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of September 30, 2020, the Company had an accumulated deficit of $136.0 million and cash, cash equivalents and investments of $133.7 million, which is available to fund future operations. The Company believes that its cash, cash equivalents and investments as of September 30, 2020 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to the timing of initiation of clinical trial activities, regulatory filings and approval and the timing of first commercial sales, and the Company’s ability to manage the amount and timing of its spend. As such, the unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to accrued research and development expenses, the valuation of investments, equity awards and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including clinical trial delays and costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. There were no significant estimates contained in the preparation of the Company’s consolidated financial statements or impacts to the Company’s consolidated financial statements for the three or nine months ended September 30, 2020 that were directly a result of the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report.

Shelf Registration and Sales Agreement Deferred Offering Costs

Deferred offering costs directly related to the August 2020 Shelf Registration and Sales Agreement primarily consist of legal, accounting, printing and SEC filing fees. These costs are reclassified to additional paid-in capital on a pro-rata basis as the Company completes offerings under the Shelf Registration, with any remaining deferred costs to be charged to results of operations at the end of the three-year life of the Shelf Registration. During the three and nine months ended September 30, 2020, the deferred offering costs reclassified to additional paid-in capital as a result of the transactions contemplated under the Sales Agreement is not significant.

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

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,	As of December 31,
	2020	2019
Options to purchase common stock	5,038,421	3,366,812
Common stock subject to repurchase	289,455	389,649
Employee Stock Purchase Plan Contingently Issuable	21,488	—
Total	5,349,364	3,756,461

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

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2020 and December 31, 2019 are presented in the following table (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$46,243	$—	$—	$46,243
U.S. treasury bills	29,989	—	—	29,989
Corporate debt securities	—	29,345	—	29,345
Commercial paper	—	20,463	—	20,463
Asset backed securities	—	5,174	—	5,174
Total	$76,232	$54,982	$—	$131,214

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$10,621	$—	$—	$10,621
Corporate debt securities	—	41,668	—	41,668
Commercial paper	—	35,016	—	35,016
U.S. government bonds	—	22,511	—	22,511
Asset-backed securities	—	28,787	—	28,787
Total	$10,621	$127,982	$—	$138,603

The carrying amounts of certain financial instruments such as cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of September 30, 2020 and December 31, 2019 approximate their related fair values due to the short-term maturities of these instruments.

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

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$46,243	$—	$—	$46,243
U.S. treasury bills	29,988	1	—	29,989
Corporate debt securities	29,168	177	—	29,345
Commercial paper	20,463	—	—	20,463
Asset backed securities	5,157	17	—	5,174
Total cash equivalents and investments	$131,019	$195	$ —	$131,214
Classified as:
Cash equivalents				$46,243
Short-term investments				84,971
Long-term investments				—
Total cash equivalents and investments				$131,214

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$10,621	$—	$—	$10,621
Corporate debt securities	41,556	113	(1)	41,668
Commercial paper	35,016	—	—	35,016
U.S. government bonds	22,492	19	—	22,511
Asset-backed securities	28,762	25	—	28,787
Total cash equivalents and investments	$138,447	$157	$(1)	$138,603
Classified as:
Cash equivalents				$10,621
Short-term investments				104,690
Long-term investments				23,292
Total cash equivalents and investments				$138,603

As of September 30, 2020, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$84,680
One to two years	—
More than two years	291
Total	$84,971

During the three and nine months ended September 30, 2020 and 2019, there have been no significant realized gains or losses on available-for-sale investments, and the Company did not recognize any other-than-temporary impairment losses.

5. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued clinical trials	$4,564	$4,795
Accrued professional service fees	1,334	777
Accrued contract manufacturing and non-clinical costs	3,493	1,540
Accrued compensation and related benefits	3,608	2,216
Total accrued expenses	$12,999	$9,328

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

The Company is also obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for maralixibat in certain indications and an additional $25.0 million upon regulatory approval of maralixibat for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to maralixibat and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH-PFIC clinical trial and made a $2.5 million payment to Shire. As of September 30, 2020, no additional milestones had been accrued as there were no other potential milestones yet considered probable.

In January 2019, the Company also entered into a Transition Services Agreement (“TSA”) with Shire, which covered services provided by Shire to transfer the research and development activities and the related know-how from Shire to the Company, including continuation of work on any existing clinical trials and manufacturing activities until fully transferred. All transition services were completed and all pass-through costs were settled as of June 30, 2019. As such, for the three and nine months ended September 30, 2020, there were no expenses for Shire provided services or pass-through costs recorded. For the nine months ended September 30, 2019, the Company recorded $0.4 million for services provided by Shire under the TSA. Additionally, the Company recorded a reduction of estimated expenses of $0.1 million for pass-through costs related to continuation of work on existing clinical trials and manufacturing activities for the nine months ended September 30, 2019. The reduction of estimated expenses for the nine months ended September 30, 2019 was related to a final reconciliation of expenses and agreement on final amounts due to Shire.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement. In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH-PFIC clinical trial and made a $0.5 million payment to Satiogen. As of September 30, 2020, no additional milestones had been accrued as there were no other potential milestones yet considered probable.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. As of September 30, 2020, no milestones had been accrued as there were no potential milestones yet considered probable.

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

As of September 30, 2020 and December 31, 2019, 289,455 and 389,649 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is not significant to all periods presented.

Each share of common stock is entitled to one voting right. Common stockholders are entitled to dividends when funds are legally available and declared by the Company’s board of directors.

In August 2020, the Company entered into the Sales Agreement with SVB Leerink, pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through SVB Leerink acting as the sales agent and/or principal. During the three months ended September 30, 2020, the Company sold 98,708 shares of common stock at a weighted-average price of $24.13 per share, resulting in gross proceeds of $2.4 million. The net proceeds to the Company after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $2.2 million. The remaining capacity under the Sales Agreement is approximately $72.6 million as of September 30, 2020.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of September 30,	As of December 31,
	2020	2019
Stock options issued and outstanding	5,038,421	3,366,812
Reserved for future stock awards or option grants	1,328,688	1,112,443
Reserved for employee stock purchase plan	729,899	500,000
	7,097,008	4,979,255

8. Stock-Based Compensation

Equity Incentive Plans

On November 5, 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 1,401,443 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan, including 101,443 shares that remained available for issuance under the 2018 Plan as of July 17, 2019. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2020, 1,040,788 shares of common stock were available for issuance under the 2019 Plan.

On March 18, 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. As of September 30, 2020, 287,900 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimated expected volatility based on the historical volatility of a group of biopharmaceutical companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Exercise price	$19.03-$26.59	$9.86-$15.00	$10.4-$26.59	$2.94-$15.00
Expected term (in years)	6.1	6.0-6.3	5.5-6.1	6.0-6.3
Expected volatility	92.45%-94.82%	75.31%-75.98%	77.07%-95.85%	73.88%-75.98%
Risk-free interest rate	0.33%-0.40%	1.46%-1.89%	0.33%-1.73%	1.46%-2.46%
Expected dividend yield	—	—	—	—
Grant date fair value of options granted	$14.25-$20.21	$6.62-$10.01	$7.38-$20.21	$6.62-$10.46

The following table summarizes stock option activity during the nine months ended September 30, 2020 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	3,366,812	$5.14	9.3	$65,235
Granted	1,948,567	$17.75
Exercised	(11,645)	$4.40
Canceled and forfeited	(265,313)	$10.17
Outstanding as of September 30, 2020	5,038,421	$9.76	8.8	$48,657
Vested and exercisable as of September 30, 2020	1,271,544	$5.03	8.3	$18,204

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. As of September 30, 2020, the total unrecognized stock-based compensation related to unvested stock option awards granted was $35.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

Restricted Stock

On November 5, 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The total compensation cost resulting from the modification was $1.7 million. The modified shares have a four-year vesting period and a measurement date fair value of $2.936 per share. For the three months ended September 30, 2020 and 2019, 33,398 and 33,398 shares vested, respectively. For the nine months ended September 30, 2020 and 2019, 100,194 and 101,952 shares vested, respectively. As of September 30, 2020, the total unrecognized compensation expense related to unvested restricted stock was $0.8 million expected to be recognized over a weighted-average period of approximately 2.2 years.

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. As of September 30, 2020, no shares were issued under the ESPP and there were 729,899 shares available for future issuance.

Stock-based compensation expense is reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative	$2,067	$1,314	$5,313	$2,464
Research and development	1,361	830	3,662	1,539
Total	$3,428	$2,144	$8,975	$4,003

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

As of September 30, 2020, the Company recorded an aggregate ROU asset of $2.0 million and an aggregate lease liability of $3.4 million in the accompanying consolidated balance sheet. The weighted-average remaining lease term is 4.4 years.

As of September 30, 2020, undiscounted future minimum payments under the Company’s operating leases are as follows:

Year Ending December 31,	Undiscounted Rent Payments
2020 (remaining three months)	$213
2021	866
2022	892
2023	920
2024	929
2025	230
Total undiscounted lease payments	4,050
Less: imputed interest	(646)
Total lease liability	$3,404

Rent expense was $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. Variable lease payments for operating expenses were immaterial for the three and nine months ended September 30, 2020 and 2019.

10. Subsequent Event

Pursuant to the Sales Agreement, subsequent to September 30, 2020 and through November 12, 2020, the Company sold 189,757 shares of common stock in an at-the-market offering at a weighted-average price of $19.86 per share, resulting in gross proceeds of $3.8 million. The net proceeds to the Company after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $3.6 million.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of a late-stage pipeline of novel therapies for debilitating liver diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear. Our pipeline consists of two clinical-stage product candidates with mechanisms of action that have potential utility across a wide range of orphan cholestatic liver diseases. We are initially developing maralixibat for the treatment of pediatric patients with Alagille syndrome (“ALGS”), progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). Based on improvements in pruritus, or itching, and other outcomes and disease markers observed in Phase 2 clinical trials, we initiated a rolling submission of a New Drug Application (“NDA”), for the treatment of cholestatic pruritus associated with ALGS in the third quarter of 2020. We expect to complete the rolling submission of our NDA in the first quarter of 2021 and we are planning for a potential launch in ALGS in the second half of 2021. We are also conducting the Phase 3 MARCH clinical trial in PFIC. Further, we have conducted an initial analysis of our long-term treatment data in PFIC against a natural history control group in conjunction with the NAtural course and Prognosis of PFIC and Effect of biliary Diversion Consortium and have shared these results with regulatory authorities. Based on feedback from regulatory authorities, we are preparing to submit a marketing authorization application for the treatment of PFIC2 to the European Medicines Agency (“EMA”) in the fourth quarter of 2020. We are developing volixibat for the treatment of adult patients with cholestatic liver diseases, including primary sclerosing cholangitis (“PSC”) and intrahepatic cholestasis of pregnancy (“ICP”).

We were incorporated in May 2018 and commenced operations in November 2018. To date, we have focused primarily on acquiring and in-licensing our product candidates, maralixibat and volixibat, organizing and staffing our company, business planning, raising capital, advancing our product candidates through clinical development and preparing for commercialization of maralixibat.

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

On August 10, 2020, we filed a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million in corporate securities, which Shelf Registration was declared effective on August 12, 2020. On August 3, 2020, we entered into a sales agreement (“Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the three months ended September 30, 2020, we sold 98,708 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $24.13 per share, resulting in gross proceeds of $2.4 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $2.2 million. The remaining capacity under the Sales Agreement is approximately $72.6 million as of September 30, 2020.

Our net loss was $21.5 million and $15.1 million for the three months ended September 30, 2020 and 2019, respectively, and $66.1 million and $34.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $136.0 million and cash, cash equivalents and investments of $133.7 million.

We expect our expenses and operating losses will increase substantially as we conduct our planned clinical trials, continue our research and development activities, continue commercial preparation activities for maralixibat, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and non-clinical studies and our expenditures on other research and development activities.

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

Accordingly, until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate the development of one or more of our product candidates or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

The COVID-19 pandemic has had a significant economic impact across the global marketplace presenting challenges to maintaining business continuity. We are working diligently to ensure the advancement of all of our clinical development programs in the safest manner possible. Due to health and safety concerns for healthcare personnel and patients, we have experienced impacts to the enrollment and conduct of our clinical trials, including to the Phase 3 MARCH clinical trial.

Although we did not see a significant financial impact to our business operations for the nine months ended September 30, 2020, there are potential impacts to our business in the future that are highly uncertain and difficult to predict such as temporary closures of our facilities or those of our third-party manufacturers or suppliers, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing preclinical studies, clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, and our ability to raise capital and conduct business development activities.

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

There have been no significant changes during the nine months ended September 30, 2020 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$15,984	$12,159	$3,825
General and administrative	5,732	3,708	2,024
Total operating expenses	21,716	15,867	5,849
Loss from operations	(21,716)	(15,867)	(5,849)
Other income (expense):			—
Interest income	237	785	(548)
Other income (expense), net	(30)	(5)	(25)
Net loss before provision for income taxes	(21,509)	(15,087)	(6,422)
Provision for income taxes	(3)	—	(3)
Net loss	$(21,506)	$(15,087)	$(6,419)

Research and Development Expenses

Research and development expenses were $16.0 million for the three months ended September 30, 2020, an increase of $3.8 million compared to the three months ended September 30, 2019. The increase was primarily due to $2.5 million of personnel and other compensation related expenses reflecting an increase in the number of our development employees to support the increase in our clinical trials and development activities, including an increase in stock-based compensation of $0.5 million, $2.0 million for manufacturing activities supporting NDA registration activities, $0.7 million of consulting expenses associated with our increased clinical, manufacturing and regulatory activities and $0.2 million related to other general expenses. These increases were partially offset by a decrease of $1.0 million for clinical trial expenses related to natural history studies associated with PFIC and a decrease of $0.6 million of non-clinical expenses due to reduced non-clinical trials needed to support our NDA submission.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the three months ended September 30, 2020, an increase of $2.0 million compared to the three months ended September 30, 2019. The increase was primarily due to $1.7 million of personnel and other compensation related expenses reflecting an increase in our number of administrative employees to support increased requirements of operating as a public company, such as regulatory requirements and compliance, and commercial preparation activities for maralixibat, including an increase in stock-based compensation of $0.8 million, and $0.3 million of professional and consulting services primarily associated with commercial preparation activities for maralixibat.

Interest Income

Interest income was $0.2 million for the three months ended September 30, 2020, a decrease of $0.6 million compared to the three months ended September 30, 2019. The decrease was primarily due to lower interest earned on our cash equivalents and investment balances compared to the prior year largely a result of current economic conditions, as well as lower invested cash balance compared to the prior year.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$51,879	$28,611	$23,268
General and administrative	15,466	7,474	7,992
Total operating expenses	67,345	36,085	31,260
Loss from operations	(67,345)	(36,085)	(31,260)
Other income (expense):			—
Interest income	1,391	1,485	(94)
Other income (expense), net	(109)	(1)	(108)
Net loss before provision for income taxes	(66,063)	(34,601)	(31,462)
Provision for income taxes	4	—	4
Net loss	$(66,067)	$(34,601)	$(31,466)

Research and Development Expenses

Research and development expenses were $51.9 million for the nine months ended September 30, 2020, an increase of $23.3 million compared to the nine months ended September 30, 2019. The increase was primarily due to $11.2 million for manufacturing activities supporting clinical trial supplies and NDA registration activities, $8.0 million of personnel and other compensation related expenses reflecting an increase in our number of development employees, including an increase in stock-based compensation of $2.1 million, $5.1 million for clinical trials expenses primarily associated with the maralixibat clinical trials in PFIC and ALGS as well as advancement of our volixibat clinical trials in PSC and ICP, $2.0 million of consulting expenses associated with our clinical, manufacturing and regulatory activities, $0.2 million of non-clinical expenses, and $0.1 million related to other general expenses. These increases were partially offset by a decrease of $3.0 million associated with development milestone expenses related to the initiation of the Phase 3 MARCH clinical trial incurred during the nine months ended September 30, 2019 and $0.3 million expenses related to transition services provided by Shire in the nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses were $15.4 million for the nine months ended September 30, 2020, an increase of $8.0 million compared to the nine months ended September 30, 2019. The increase was primarily due to $5.4 million of personnel and other compensation related expenses reflecting an increase in our number of administrative employees to support increased requirements of operating as a public company and commercial preparation activities for maralixibat, including an increase in stock-based compensation of $2.9 million, $2.0 million of expenses associated with operating as a public company primarily related to increased costs of director and officer related insurance and audit and tax fees, $0.4 million of professional and consulting services expenses associated with commercial preparation activities for maralixibat, and $0.2 million related to other general expenses.

Interest Income

Interest income was $1.4 million for the nine months ended September 30, 2020, consistent with the nine months ended September 30, 2019.

Liquidity and Capital Resources

Overview

We had $133.7 million of cash, cash equivalents and investments as of September 30, 2020. To date, we have incurred operating losses and negative cash flows from operations. As of September 30, 2020, we had an accumulated deficit of $136.0 million.

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

On August 10, 2020, we filed the Shelf Registration covering the sale of up to $300.0 million in corporate securities, which Shelf Registration was declared effective on August 12, 2020. On August 3, 2020, we entered into the Sales Agreement with SVB Leerink, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the three months ended September 30, 2020, we sold 98,708 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $24.13 per share, resulting in gross proceeds of $2.4 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $2.2 million. The remaining capacity under the Sales Agreement is approximately $72.6 million as of September 30, 2020.

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

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, continue commercial preparation activities for maralixibat, hire additional staff, including clinical, scientific, operational, financial and management personnel, and incur additional costs associated with being a public company.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the period indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(52,796)	$(25,664)
Net cash provided by (used in) investing activities	42,820	(122,637)
Net cash provided by financing activities	46,780	127,177
Effect of exchange rate on cash and cash equivalents	4	(25)
Net increase (decrease) in cash and cash equivalents	$36,808	$(21,149)

Net Cash Used in Operating Activities

Net cash used in operating activities was $52.8 million for the nine months ended September 30, 2020, reflecting our net loss of $66.1 million partially offset by non-cash items of $9.5 million. Non-cash items consisted primarily of $9.0 million of stock-based compensation and $0.5 million of depreciation and amortization of our fixed assets and our operating lease right-of use assets. Additionally, cash used in operating activities reflected changes in net operating assets of $3.8 million, consisting primarily of a $5.7 million increase in accounts payable, accrued expenses and other liabilities due to clinical and manufacturing activities, offset by a $1.7 million increase to prepaid expenses primarily associated with clinical and manufacturing activities, a $0.2 million decrease in our operating lease liability, and a $0.1 million decrease in our right-of-use asset due to a change in the lease term.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $42.8 million for the nine months ended September 30, 2020 primarily due to proceeds of $71.4 million from maturities of investments and proceeds of $23.6 million from paydowns of investments, partially offset by $52.0 million used in purchases of investments and $0.2 million used for purchases of property and equipment.

Net cash used in investing activities was $122.6 million for the nine months ended September 30, 2019 primarily due to purchases of investments offset by maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $46.8 million for the nine months ended September 30, 2020, due to net proceeds of $44.7 million received from the completion of a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a price of $20.00 per share, net proceeds of $2.2 million from the sale of common stock under the Sales Agreement with SVB Leerink, pursuant to which we sold an aggregate of 98,708 shares of common stock at a weighted-average price of $24.13 per share, and proceeds of $0.1 million from the employee equity award exercises. These proceeds were offset by a use of cash for payment of deferred offering costs associated with the Shelf Registration of $0.2 million and are reflected as deferred offering costs on our balance sheet until such time as we complete sales of shares under the Shelf Registration.

Net cash provided by financing activities was $127.2 million for the nine months ended September 30, 2019, primarily due to $67.2 million in net proceeds received from our IPO and $60.0 million in net proceeds from the issuance of 59,844,699 shares of Series A preferred stock.

Contractual Obligations and Commitments

There have been no material changes in the amount of our contractual obligations and commitments during the nine months ended September 30, 2020 from those disclosed in our Annual Report.

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

Contractual Arrangements

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. In July 2019, we achieved the first development milestone under the Shire License Agreement and Satiogen License and made an aggregate payment of $3.0 million. As for the remaining milestones, as of September 30, 2020, we were unable to estimate the timing or likelihood of achieving future milestones or making future product sales and, therefore, any related payments are not included herein. For additional information regarding these license agreements, including our payment obligations thereunder, see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of September 30, 2020 consist of readily available checking, money market funds, and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risks Associates with our Business

We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the more significant risks associated with our business include the following:

•	We have a very limited operating history, and we have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•	Our business is dependent on the success of our product candidates, each of which require significant clinical testing before we can seek regulatory approval and potentially launch commercial sales.
•

We have encountered and may continue to encounter delays and difficulties enrolling patients in our clinical trials, and as a result, our clinical development activities could be delayed or otherwise adversely affected.

•

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

•	Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.
•	Clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.
•

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

•

Our applications for marketing authorization with regulatory authorities may not be accepted or may require additional studies or manufacturing requirements to be completed before marketing authorization is granted.

•

Even if we obtain regulatory approval for our product candidates, our product candidates may not gain market acceptance among physicians, patients, tertiary care centers, transplant centers and others in the medical community.

•

We currently have a limited marketing and sales organization and as a company, we have never commercialized a product before. If we are unable to adequately establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate viable product revenues. Even if we adequately establish such capabilities, market acceptance or reimbursement of our products may be lower than expected.

•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•

We will need substantial additional financing to develop our product candidates and implement our operating plans. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•	We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
•

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

We were incorporated in May 2018 and commenced operations in November 2018, and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on acquiring and in-licensing our product candidates, maralixibat and volixibat, organizing and staffing our company, business planning, raising capital, advancing our product candidates through clinical development and preparing for commercialization of maralixibat. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. We have not yet demonstrated an ability to obtain regulatory approval for, or to commercialize, a product candidate. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception in May 2018. For the three months ended September 30, 2020 and 2019, we reported a net loss of $21.5 million and $15.1 million, respectively. For the nine months ended September 30, 2020 and 2019, we reported a net loss of $66.1 million and $34.6 million, respectively. As of September 30, 2020, we had an accumulated deficit of $136.0 million.

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

We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and updated on April 2, 2020 and September 21, 2020, and may need to make further adjustments in the future. For example, in our ongoing clinical trials, we have adopted new protocols to allow for flexibility surrounding patient visits, including to have drug shipped to them and for patients to virtually check-in as opposed to attending standard hospital visits. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the progress and completion of this clinical trial and the findings from this clinical trial. In addition, we may encounter delays in shipping of our study drug. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede the development and commercialization of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. Based on interactions with the FDA, we believe that the results from a single Phase 3 clinical trial, if successful, would be sufficient to support an NDA submission seeking approval for maralixibat for the treatment of PFIC; however, the FDA may not agree to this approach. Even if we believe the results from our Phase 3 clinical trials are positive, the FDA may require us to conduct additional Phase 3 trials before we are able to submit one or more NDAs. Moreover, based on interactions with the FDA, we believe that clinical data of maralixibat in PFIC paired with adequate natural history data may be adequate to support an NDA filing for a general PFIC indication rather than the treatment of pruritus associated with PFIC; however, the FDA has not agreed to this approach but has indicated that efficacy data of the Phase 3 MARCH clinical trial, if positive, may be adequate to support an NDA submission for the treatment of pruritus associated with nt-PFIC2. If we are unable to obtain adequate natural history data or the FDA does not view such data as sufficient to support approval for a general PFIC indication, the NDA submission for maralixibat may be limited to the treatment of pruritus associated with nt-PFIC2. Further, we have conducted an initial analysis of our long-term treatment data in PFIC against a natural history control group in conjunction with the NAPPED Consortium and have shared these results with regulatory authorities. Based on feedback from regulatory authorities, we are preparing to submit a marketing authorization application for the treatment of PFIC2 to the EMA in the fourth quarter of 2020. Regulatory authorities may not view such initial analysis as sufficient to support approval.

In May 2019, we had an end-of-Phase 2 meeting with the FDA to discuss the adequacy of the current data set of maralixibat to support an NDA submission for the treatment of pruritus associated with ALGS. At the request of the FDA, we prepared various analyses of the maralixibat data set, in particular the ICONIC clinical trial as the potential pivotal study, and requested an additional meeting with the FDA. In October 2019, the FDA requested that we convert the meeting to a pre-NDA meeting and discuss the components and timeline of an NDA submission. During this meeting, we and the FDA reached consensus on a timeline for initiating a rolling submission of an NDA in the third quarter of 2020 and the details of various routine datasets to generate for the submission. The rolling submission was initiated on August 31, 2020 and we expect the NDA submission to be complete in the first quarter of 2021, which will include the submission of the FDA requested CMC data, including requested stability data. These projected timings are dependent on completion of further CMC activities, as well as generating acceptable stability data. Further, while we do not currently anticipate the global pandemic of COVID-19 to impact these projected timings, the COVID-19 pandemic continues to rapidly evolve and any impacts on these projected timings are highly uncertain and cannot be predicted with confidence. In addition, an NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology and CMC. The FDA may disagree with our interpretation of such data and information, which may require us to complete additional activities. As a result, FDA approval of maralixibat for cholestatic pruritus associated with ALGS may be delayed and we may be required to expend significant additional resources seeking such approval. Moreover, although we are in the process of discussing our planned ALGS registrational program with the EMA, we have not reached agreement, and the EMA may not accept our currently proposed ALGS registrational program.

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

Further, each indication for which we are evaluating maralixibat and volixibat is a rare cholestatic liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of maralixibat and volixibat. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies. For example, many patients with PFIC seek liver transplants early and as a result become ineligible for our treatment. In addition, we are conducting clinical trials in countries that have not yet had maralixibat or volixibat trials conducted and we have not yet worked with such foreign regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with maralixibat or volixibat. Additionally, other pharmaceutical companies targeting these same cholestatic liver diseases are recruiting clinical trial patients from these patient populations, and have expanded access programs available, which may delay or make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. As a result, we may experience new or additional delays and difficulties in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, volixibat has been evaluated primarily for the treatment of non-alcoholic steatohepatitis and has not been evaluated in PSC or ICP, and our clinical development strategy is predicated on observations of apical sodium-dependent bile acid transporter (“ASBT”) inhibition in cholestatic settings. Similarly, maralixibat has not yet been evaluated in BA or in subjects under 12 months of age. As such, our hypothesis of efficacy in these diseases will be evaluated in these target patient populations and may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. For example, in the Phase 2 INDIGO clinical trial evaluating maralixibat in PFIC patients, the primary efficacy analysis of serum bile acids (“sBA”) change from baseline to week 13 did not reach statistical significance for the overall group; however, a 48-week analysis of the clinical trial demonstrated a profound treatment response in a subset of patients with nt-PFIC2. In addition, we do not have experience in conducting placebo-controlled studies for PFIC, and we expect to administer higher doses of maralixibat than we previously have administered in this setting. We may face significant setbacks as we conduct our placebo-controlled Phase 3 clinical trial in PFIC, which may delay or prevent regulatory approval of maralixibat. Further, as a result of the COVID-19 pandemic, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow clinical trial protocols, or if our clinical trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

In addition, in the third quarter of 2020, we initiated an expanded access program for maralixibat in ALGS. Additional safety data generated from the expanded access program could be different from, including less favorable than, the data generated and discussed with regulatory authorities to date, which may delay or prevent regulatory approval of maralixibat.

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

Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

If the size of the market opportunities in each of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of maralixibat on treatments for rare pediatric cholestatic liver diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting with maralixibat, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare pediatric cholestatic liver diseases. We also plan to focus our clinical development of volixibat as a treatment for PSC and ICP, diseases with relatively small patient populations. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, while we are evaluating maralixibat in patients with different types of PFIC in our Phase 3 MARCH clinical trial, in prior studies of maralixibat, the Phase 2 INDIGO clinical trial in particular, all of the multi-parameter responders were in the nt-PFIC2 subpopulation. Further, the primary endpoint in our Phase 3 MARCH clinical trial is designed to evaluate maralixibat’s effect on pruritus associated with nt-PFIC2. As such, even if our Phase 3 MARCH clinical trial shows positive results in other PFIC subgroups, the design of our clinical trial may limit the ability of our NDA to be approved beyond the nt-PFIC2 population, if at all. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Lastly, the potentially addressable patient population for PFIC and ALGS may even be further reduced as gene therapy products become more widely accepted and approved.

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

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, we have observed increases in alanine aminotransferase (“ALT”), levels in certain patients being treated with maralixibat with ALGS. In addition, we intend to use higher doses of maralixibat and volixibat in future clinical trials. The use of higher doses could result in more frequent or more severe side effects. Furthermore, only patients 12 months of age and older have been treated with maralixibat, and the safety profile in patients under 12 months of age is unknown and may be different than that observed in previous clinical trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

In clinical trials of maralixibat, the most commonly reported AEs and SAEs have been those of gastrointestinal (“GI”), disorders such as diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Reported treatment-related SAEs have consisted of abdominal pain, upper abdominal pain, diarrhea, cholangitis, increase in blood bilirubin, increase in international normalized ratio, pancreatitis, elevated ALT, autoimmune hepatitis, hematochezia, pure red cell aplasia, myelodysplastic syndrome and anemia. The frequency of observed AEs and SAEs has not increased over time. In Phase 1 clinical trials of volixibat, the most common AEs reported were mild to moderate GI events observed in the volixibat groups. The only treatment-related SAE reported was one event of elevated ALT.

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

In addition, in the third quarter of 2020, we initiated an expanded access program for maralixibat in ALGS. Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for SAEs, including those which may be unrelated to maralixibat, in this patient population is high and could have a negative impact on the safety profile of maralixibat, which could cause significant delays or impair our ability to obtain regulatory approval for maralixibat.

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

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to restart routine pre-announced surveillance inspections of domestic manufacturing facilities. On August 19, 2020, FDA issued guidance on manufacturing, supply chain and drug and biological product inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively “Affordable Care Act”), was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. At this time, we are unsure of the full impact that Affordable Care Act will have on our business. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act and we expect such challenges and amendments to continue. For example, U.S. federal tax legislation enacted in 2017, informally titled The Tax Cuts and Jobs Act (“Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

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

At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Additionally, on May 11, 2018, President Trump previously laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Although some of these and other proposals may require additional authorization to become effective,

Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

We expect that the Affordable Care Act, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

We currently have a limited marketing and sales organization and as a company, we have never commercialized a product before. If we are unable to adequately establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate viable product revenues.  Even if we adequately establish such capabilities, market acceptance or reimbursement of our products may be lower than expected.

We currently do not have a full-scale commercial organization for the marketing, sales and distribution of pharmaceutical products. To commercialize our product candidates we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect that the majority of all PFIC and ALGS patients will be treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We intend to build our own commercial infrastructure in North America and in major European markets to target these centers, but will evaluate opportunities to partner with pharmaceutical companies that have established sales and marketing capabilities to commercialize our product candidates, if approved, outside of these geographies.

The establishment and development of our own sales force or the establishment of a contract sales force to market our product candidates will be expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully or adequately develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. To the extent we rely on third parties to commercialize our product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates.

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

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the ASBT pathway. GlaxoSmithKline plc and Albireo have ASBT inhibitors (“ASBTis”) in clinical development for cholestatic liver diseases. We are aware that Albireo has announced topline results from a Phase 3 trial for PFIC1 and PFIC2 patients for odevixibat, and has an extension study and an expanded access program enrolling PFIC patients. Albireo has also announced the initiation of a study of odevixibat in BA and its plans to pursue development in ALGS and other cholestatic liver diseases. We are aware that GlaxoSmithKline plc is conducting a Phase 2 trial of its ASBTi in PBC patients. We are also aware that Intercept is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of PSC or ICP. We are aware of several agents in clinical development for the treatment of PSC, including Abbvie’s cenicriviroc, Cymabay’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282 and Pliant Therapeutics’ PLN-74809. Furthermore, one of our own products, if approved, may be used off-label in the market for another of our products, if approved, adversely affecting the sales of such product.

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

Although the FDA has granted Rare Pediatric Disease Designation for maralixibat for ALGS and PFIC, an NDA for maralixibat, if approved, may not meet the eligibility criteria for a priority review voucher.

Rare Pediatric Disease Designation has been granted for maralixibat for ALGS and PFIC. In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until December 11, 2020. However, if a drug candidate receives Rare Pediatric Disease Designation before December 11, 2020, it is eligible to receive a voucher if it is approved before December 11, 2022.

However, maralixibat for ALGS or PFIC may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval. We may or may not realize any benefit from receiving a voucher.

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

As of September 30, 2020, we had 67 full and part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our relationships with customers, physicians and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, health information privacy and security laws and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners or vendors violate these laws, we could face substantial penalties.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities and their respective business associates that perform services for them as well as their covered subcontractors that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information; and

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report such information regarding their relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

In addition, California enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA became effective January 1, 2020, and the California Attorney General may bring enforcement actions for violations as of July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities upon revenue generation and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any of our product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulatory authorities;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize any product candidate; or

•	a decline in our share price.

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

Based on our current and anticipated level of operations, we believe our cash, cash equivalents and investments, will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. In addition, in the third quarter of 2020, we initiated an expanded access program for maralixibat in ALGS in the United States and Canada, and we are also planning a similar program in other countries, all of which requires additional resources and costs to support.

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

Under the Tax Act, as modified by the CARES Act, federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Our NOL carryforwards and other applicable tax attributes are subject to review and possible adjustment by the U.S. Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points (by value), as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. It is possible that we have experienced one or more such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We may therefore be limited in the portion of NOL carryforwards and other applicable tax attributes that we can use in the future to offset future taxable income. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, California enacted AB 85, which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on July 18, 2019 and to November 11, 2020 has ranged from a low of $6.84 to a high of $26.59. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•

any delay in our regulatory filings for maralixibat or volixibat and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	our failure to commercialize our product candidates;

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

In addition, the stock market in general, and Nasdaq-listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2020, there were 25,210,885 shares of our common stock outstanding, excluding 289,455 shares subject to repurchase, as described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (“Securities Act”). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Shelf Registration, Sales Agreement and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the Shelf Registration. For example, in August 2020, we entered into the Sales Agreement with SVB Leerink, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

General Risk Factors

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents and investments. Through September 30, 2020, we have not used any of the net proceeds from our initial public offering. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our initial public offering as described under “Use of Proceeds” in our prospectus dated July 17, 2019 that forms a part of our Registration Statement on Form S-1 (File No. 333-232251), as filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 18, 2019. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our clinical trials. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

10.1

Sales Agreement, dated as of August 3, 2020, by and between the Registrant and SVB Leerink LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-240290), filed with the SEC on August 3, 2020).

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

Mirum Pharmaceuticals, Inc.

Date: November 12, 2020	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: November 12, 2020	By:	/s/ Ian Clements, Ph.D.
Ian Clements, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)