Form 10-K
period 2020-12-31
Mirum Pharmaceuticals, Inc.
filed 2021-03-09
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $243.5 million, based on the closing price of the Registrant’s common stock on the Nasdaq Global Market of $19.46 per share.

The number of shares of Registrant’s common stock, par value $0.0001 per share, outstanding as of March 5,2021 was 30,419,707.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	the commercialization of our product candidates, if approved;

•	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;

•	our plans to research, develop and commercialize our product candidates, including the timing of our ongoing clinical trials of maralixibat and volixibat;

•	our expectations regarding the size of target patient populations for our product candidates, if approved for commercial use, and any additional product candidates we may develop;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates, as well as third-party payor coverage and reimbursement for our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our product candidates;

•	regulatory and legal developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	our estimates regarding the impact of the ongoing COVID-19 pandemic on our business and operations, the business and operations of our collaborators and on the global economy;

•	our ability to obtain funding for our operations; and

•	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing.

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

Summary of Risks AssociateD with our Business

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A, “Risk Factors” in this Annual Report.

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

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the development and commercialization of a late-stage pipeline of novel therapies for debilitating liver diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear. Our pipeline consists of two clinical-stage product candidates with mechanisms of action that have potential utility across a wide range of orphan cholestatic liver diseases. Cholestasis is characterized by impaired flow of bile resulting in accumulation of toxic bile acids both in the liver and systemically. This can lead to severe pruritus, or itching, high symptomatic burden, liver injury, progressive liver disease and, if left untreated, can result in fibrosis, cirrhosis, liver failure and death. Most cholestatic liver diseases have no approved medicines and often the only option is to resort to liver transplant to address the related symptoms and progressive liver disease.

We are developing maralixibat for the treatment of pediatric patients with Alagille syndrome (“ALGS”), progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). Across all three settings, the majority of diagnosed children are estimated to receive a liver transplant before adulthood. In particular, in patients with ALGS and PFIC, the severe pruritus can be the leading driver for a transplant. In the third quarter of 2020, we initiated a rolling submission of a New Drug Application (“NDA”), for the treatment of cholestatic pruritus in patients with ALGS to the U.S. Food and Drug Administration (“FDA”) and subsequently completed our NDA submission in January 2021. We are planning for a potential launch in ALGS in the second half of 2021. We have also submitted a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for maralixibat for the treatment of PFIC2, which has been accepted for review. In parallel, we are also conducting the Phase 3 MARCH clinical trial in PFIC evaluating higher doses of maralixibat in a broader population of PFIC subtypes, for which we expect to complete enrollment in the second quarter of 2021 and announce topline data in early 2022. Additionally, we have initiated recruitment for the EMBARK Phase 2 clinical trial for BA.

We are developing volixibat for the treatment of adult patients with cholestatic liver diseases, including primary sclerosing cholangitis (“PSC”), intrahepatic cholestasis of pregnancy (“ICP”) and primary biliary cholangitis (“PBC”). PSC and PBC are progressive immuno-inflammatory driven cholestatic conditions that cause debilitating pruritus and progressive liver damage related to disruption in bile acid transit. ICP is a cholestatic liver disorder which occurs during pregnancy that results in high symptomatic burden for the mother and can be fatal for the fetus. In all of these indications, we believe the elevated bile acid pool drives symptomatic burden and life-threatening progression and ASBT inhibition has the potential to reduce these elevated bile acid levels. We dosed the first patient in the VISTAS Phase 2b clinical trial of volixibat in PSC in January 2021, and we have initiated recruitment for the OHANA clinical trial of volixibat in ICP. We expect to dose the first patient in the clinical trial of volixibat in PBC in the second half of 2021. We believe we have incorporated material regulatory feedback for these three studies such that, if successful, their results may support filing for regulatory approval for their respective indications.

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

Abbreviations: FPI, First Patient In; BTD, Breakthrough Therapy Designation; FDA, U.S. Food and Drug Administration; EMA, European Medicines Agency

Maralixibat

Our lead product candidate, maralixibat, is a novel, oral, minimally-absorbed agent designed to selectively inhibit ASBT, also known as ileal bile acid transporter (“IBAT”). ASBT is primarily responsible for recycling bile acids from the intestine back to the liver. ASBT inhibition results in more bile acids being excreted in the feces, leading to lower levels of bile acids systemically, thereby reducing bile acid mediated effects and liver damage. We believe that by targeting bile acids in these settings, maralixibat has the potential to improve long-term outcomes and symptoms in our targeted settings and provide an alternative treatment to liver transplant. Maralixibat possesses an extensive safety dataset, having been evaluated in more than 1,600 human subjects. Maralixibat has been studied in a number of completed and ongoing clinical trials in ALGS and PFIC with over 120 children treated and some on study for over seven years. We received breakthrough therapy designation for maralixibat for the treatment of pruritus associated with ALGS in patients one year of age and older and for the treatment of PFIC2. We also have orphan designation for ALGS, PFIC and BA, and rare pediatric disease designation granted for ALGS and PFIC.

Maralixibat in ALGS

ALGS is a multi-organ disease that affects approximately one in 30,000 births in the United States and Europe, and patients typically present in infancy or early childhood. Based on primary market research we believe that in the United States there are approximately 2,000 to 2,500 children with ALGS who are eligible for treatment with maralixibat. There are no approved therapies for the treatment of ALGS. Partial External Biliary Diversion (“PEBD”) surgery is associated with significant complications, and liver transplantation is the only definitive treatment for cholestasis due to ALGS, but is expensive, requires long-term administration of immuno-suppressants, and only a portion of the patients who require a liver transplant are able to match with a suitable donor organ or can tolerate the surgery.

In ICONIC, a Phase 2b placebo-controlled randomized drug withdrawal clinical trial, there was a clinically and statistically significant difference in pruritus between the treatment group and placebo group as measured by ItchRO(Obs) score (p<0.0001). The ItchRO(Obs) score is a caregiver-reported outcome assessment developed for use in cholestatic liver diseases, which measures severity of itch on a 0-4 scale. Additionally, at week 48 as compared to baseline, 72% of patients had a clinically meaningful reduction in the ItchRO(Obs) score (p<0.0001); mean serum bile acids (“sBA”) were reduced by 36% (p<0.01); xanthomas, which are deposits of cholesterol under the skin, were decreased by 44% (p<0.01), as measured by the Clinician Xanthoma Scale; and quality of life scores improved by a mean of 9.5 points. Maralixibat has been granted orphan drug designation for ALGS by the FDA and EMA and breakthrough designation for the treatment of pruritus associated with ALGS in patients one year of age and older by the FDA. Further, long-term analysis of the ICONIC clinical trial has shown durable response in sBA, pruritus, xanthomas and growth in patients remaining on study at week 191.

We have completed our NDA submission for maralixibat for the treatment of cholestatic pruritus in patients with ALGS. If our application is accepted for filing by the FDA, we expect a review decision in the second half of 2021 and, as a result, are preparing for a potential commercial launch of maralixibat in this indication in the United States.

Maralixibat in PFIC

PFIC affects approximately one in 50,000 to 100,000 births in the United States and Europe and typically presents within the first three to six months of life. Currently, there are no approved therapies for the treatment of PFIC. Surgical options such as PEBD and liver transplantation can be effective, but are expensive, may require life-long administration of immuno-suppressants and have potential for significant comorbidities. Only a portion of the patients who require a liver transplant are able to match with a suitable donor organ, and there can be serious complications, for example, rapid re-occurrence of disease and steatosis.

We have submitted an MAA for maralixibat for the treatment of PFIC2 with the EMA which is currently under review. This submission is based on five-year results from the Phase 2 INDIGO clinical trial of maralixibat in PFIC. An analysis of response as determined by a 75% reduction in sBA showed that maralixibat responders had a significant improvement in transplant free survival. In addition, maralixibat responders exhibited significant improvements in pruritus and growth. Our MAA also included a five-year analysis of PFIC2 patients treated with maralixibat compared to a natural history control cohort showing an improvement in event free survival with maralixibat. Maralixibat has been granted orphan drug designation for PFIC by the FDA and the EMA. In addition, we are conducting the MARCH-PFIC Phase 3 clinical trial of maralixibat in PFIC. The MARCH-PFIC clinical trial and long-term extension MARCH-ON is evaluating maralixibat at higher doses in multiple PFIC subtypes. We expect to complete enrollment in MARCH-PFIC in the second quarter of 2021 and report topline data in early 2022.

Maralixibat in BA

BA is a rare liver disorder in which there is a blockage or absence of large bile ducts that leads to bile accumulation in the liver and results in progressive cholestasis and liver damage. BA occurs in infants and is estimated to affect one in every 10,000 to 15,000 live births in the United States. BA is the most common reason for liver transplantation in children. There remains a substantial unmet medical need for therapeutic interventions as initial surgical treatment is often unsuccessful. The standard of care for BA is the Kasai procedure, a surgery in which a segment of the small intestine is used to attach the small intestine directly to the liver where bile is expected to drain and is most successful if conducted in the first eight weeks of life. The success rate for the Kasai procedure is approximately 30% to 40%, while the remaining patients are at risk of progressive liver disease requiring liver transplantation. Prognosis after Kasai procedure has been shown to be most promising in patients with lower levels of bilirubin. Further, a strong association between sBA control post-Kasai procedure with long-term outcomes has been observed, supporting the hypothesis that pharmacologically reducing sBA may improve outcomes in BA. We believe ASBT inhibition has therapeutic potential in this patient population through its impact on sBA. We initiated recruitment for the EMBARK Phase 2b clinical trial of maralixibat in BA in the first quarter of 2021. Maralixibat has been granted orphan drug designation for BA by the FDA and the EMA.

Volixibat

We are advancing our second product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit ASBT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat for the treatment of ICP, PSC and PBC. Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on ASBT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity.

ICP is diagnosed in pregnant women typically during the second or third trimester and increases the risk of stillbirth, preterm labor and neonatal complications. Additionally, ICP is associated with severe pruritus. In ICP, sBA levels have been shown to correlate with worsened risk of pre-term labor and stillbirth. We estimate that each year there are approximately 40,000 cases of ICP in the United States and approximately 100,000 cases of ICP in Europe. We have initiated recruitment for the OHANA clinical trial of volixibat in ICP. OHANA is an adaptive, randomized Phase 2b clinical trial evaluating the effect of volixibat on sBA, pruritus and perinatal outcomes in patients with ICP.

PSC is a serious, idiopathic chronic cholestatic liver disease characterized by the progressive inflammation and destruction of bile ducts, which can lead to life-threatening complications. It is estimated that approximately 29,000 people in the United States and approximately 50,000 people in Europe suffer from PSC. Up to 70% of PSC patients suffer from pruritus during the course of the disease. Liver transplantation is the only treatment shown to improve clinical outcomes in PSC but is expensive, requires long-term administration of immuno-suppressants and only a portion of the patients who require a liver transplant are able to match with a suitable donor organ. Ursodeoxycholic acid (“UDCA”), is used off-label in PSC with conflicting evidence. We dosed the first patient in the VISTAS Phase 2b clinical trial of volixibat in PSC in January 2021. VISTAS is an adaptive, randomized Phase 2b clinical trial evaluating the effect of volixibat on pruritus, sBA and fibrosis markers in patients with PSC and pruritus.

PBC is a chronic, rare, cholestatic liver disease characterized by progressive liver bile flow impairment caused by immune-mediated destruction of intrahepatic bile ducts. This results in increased hepatic bile acid concentrations, which leads to a local inflammatory response in the liver that progresses to hepatic fibrosis, cirrhosis, and hepatic decompensation. The incidence rates for PBC in Europe, North America, Asia, and Australia are reported as ranging from 0.33 to 5.8 per 100,000 people, with a prevalence ranging from 1.91 to 40.2 per 100,000 people. We plan to initiate the Phase 2b clinical trial of volixibat in PBC in the second half of 2021.

There are no approved therapies for PSC or ICP in the United States. A variety of licensed and off-label therapies are currently used to reduce the impact of the progressive nature of PBC. These include UDCA, obeticholic acid, peroxisome proliferator activator receptors like bezafibrate and fenofibrate, and others. However, the few therapeutic options available to manage PBC associated pruritus are temporary and/or suboptimal.

Our History

Our mission is to develop life-changing therapies for patients suffering from debilitating liver diseases. Our management team has significant experience in progressing liver and orphan diseases therapies from early stage research to clinical trials and ultimately to regulatory approval and commercialization. In May 2018 we were incorporated in Delaware and began operations in November 2018. In July 2019, we completed our initial public offering (“IPO”). Our team has extensive experience developing and commercializing medicines, including in hepatology settings.

Our Strategy

Our goal is to be a leader in the treatment of liver diseases for which the unmet medical need is high. The key components of our strategy include:

•

Advance maralixibat through clinical development and seek regulatory approvals for the treatment of ALGS, PFIC and BA. Results from our Phase 2b ICONIC trial demonstrated maralixibat’s potential to provide benefits in patients with ALGS. Based on these data, we completed a submission of an NDA for the treatment of cholestatic pruritus in patients with ALGS in January 2021 and if accepted we anticipate approval and subsequent launch in the second half of 2021. We have also submitted an MAA for maralixibat for PFIC2 in Europe and, if approved, plan to commercialize maralixibat in Europe in early 2022. We are also conducting the MARCH-PFIC Phase 3 clinical trial to evaluate maralixibat at a higher dose and in additional PFIC subtypes. We are also evaluating the potential of maralixibat in the EMBARK Phase 2b clinical trial in BA.

•

Advance volixibat for the treatment of adults with PSC, ICP and PBC. We plan to further leverage our understanding of cholestatic liver disease with volixibat in adult settings. We initiated clinical trials in ICP and PSC in the first quarter of 2021 and plan to initiate a clinical trial in PBC in the second half of 2021.

•

Commercialize our product candidates, if approved, in North America and Europe. We have retained all worldwide commercial rights for maralixibat and volixibat. Given the targeted prescribing nature of the indications we are currently pursuing, we believe we will be able to independently commercialize maralixibat and volixibat in North America and Europe with a targeted specialty sales force. We plan to seek strategic collaborations or partnerships with larger biopharmaceutical companies or those specialized in the relevant areas for territories outside North America and Europe.

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

In patients with cholestatic liver diseases, the flow of bile from the liver is impaired. Accumulation of bile acids in the liver leads to liver injury, progressive liver disease and, if left untreated, results in fibrosis, cirrhosis, liver failure and death. Patients often experience debilitating pruritus, which dramatically impacts quality of life and can lead to epidermal scarring, sleep deprivation, significant fatigue and psycho-social effects. In some patients, intractable pruritus can be severe enough to be an indication for liver transplantation. Caregivers, particularly parents of children with cholestatic liver diseases, also suffer from impaired sleep and anxiety as they struggle to help their loved ones manage these debilitating symptoms. Other general manifestations of cholestatic liver diseases include jaundice, progressive liver disease and growth delay.

Alagille Syndrome

ALGS is a rare genetic disorder in which bile ducts are abnormally narrow, malformed and reduced in number, which leads to bile accumulation in the liver and ultimately progressive liver disease. The estimated incidence of ALGS is one in every 30,000 births in the United States and Europe. Based on primary research conducted with pediatric hepatologists and gastroenterologists, the specialist physicians who typically treat ALGS, we believe the initial addressable patient population in the United States will be a subset of these patients, comprising approximately 2,000-2,500 pediatric ALGS patients. We believe this addressable number may grow with the availability of an oral therapy as an alternative to transplant for the treatment of pruritus due to ALGS as well as increased disease awareness and diagnosis.

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

Progressive Familial Intrahepatic Cholestasis

PFIC is a rare genetic disorder that causes cholestasis and progressive liver disease, which typically leads to liver failure. The disease is inherited in an autosomal recessive pattern, meaning mutations in both copies of the gene are necessary to cause the disorder. PFIC is estimated to affect one in every 50,000 to 100,000 births in the United States and Europe. Based on primary research conducted with pediatric hepatologists and gastroenterologists, the specialist physicians who typically treat PFIC, we believe the initial addressable patient population in the United States is approximately 500-750 PFIC2 children.

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

There remains a substantial unmet medical need for therapeutic options for PFIC, as PEBD and liver transplantation are often the sole options available for patients. Children with nt-PFIC2 are our initial target patient population for treatment with maralixibat. We believe the opportunity exists to broaden beyond this initial patient population, and we are evaluating the effectiveness of maralixibat in patients with other types of PFIC, such as PFIC1 and PFIC3, in a supplemental cohort in our Phase 3 MARCH trial.

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

There remains a substantial unmet medical need for therapeutic interventions, as invasive surgery is often unsuccessful. The standard of care for BA is the Kasai procedure, a surgery in which a segment of the small intestine is used to attach the small intestine directly to the liver where bile is expected to drain and is most successful if conducted in the first eight weeks of life. The success rate of the Kasai procedure is approximately 30% to 40%. The remaining patients are at risk of progressive liver disease requiring liver transplantation, often before two years of age. Recent analyses of outcomes in post-Kasai procedure BA have shown that the risk of progression to transplant is higher in patients with elevated sBAs or bilirubin.

Intrahepatic Cholestasis of Pregnancy

ICP is a liver disorder that occurs in pregnant women, often during the third trimester, which impairs the normal release of bile from liver cells and leads to impaired liver function. We estimate that each year there are approximately 40,000 cases of ICP in the United States and approximately 100,000 cases of ICP in Europe. ICP can contribute to serious complications, including preterm labor, stillbirth and neonatal complications.

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

Primary Biliary Cholangitis

PBC is a chronic, rare, cholestatic liver disease characterized by progressive liver bile flow impairment caused by immune-mediated destruction of intrahepatic bile ducts. This results in increased hepatic bile acid concentrations, which leads to a local inflammatory response in the liver that progresses to hepatic fibrosis, cirrhosis, and hepatic decompensation. Patients with PBC progress at varying rates, some becoming decompensated over a period of several years while others progress over more than a decade. If left untreated or not optimally treated, chronic cholestasis and bile-duct destruction from PBC can cause liver failure and result in ultimately liver transplantation or death. The pathogenesis of PBC is unknown, though the breakdown of immune self-tolerance is proposed as the disease is characterized by a T-lymphocyte mediated attack on intralobular bile ducts. It is believed that genetic susceptibility and environmental factors may cause PBC.

PBC disproportionately affects women at a ratio of 10:1. The incidence rates for PBC in Europe, North America, Asia, and Australia are reported as ranging from 0.33 to 5.8 per 100,000 inhabitants, with a prevalence ranging from 1.91 to 40.2 per 100,000 inhabitants. PBC is typically diagnosed in patients between 40 to 60 years of age, with those who are younger at onset or male having a worse prognosis. The estimated average time from first appearance of the hallmark serologic signature, antimitochondrial antibodies (“AMA”), to death is approximately 20 years to 22 years without treatment.

Patients with pruritic PBC often experience a significant reduction in quality of life and impairment of sleep. Severe pruritus limits daily activities, causes fatigue, depression, and, in some cases, suicidal ideation. Studies report that up to 70% of patients with PBC experience pruritus and about 75% of patients experience pruritus before diagnosis.

A variety of licensed and off-label therapies are currently used to reduce the impact of the progressive nature of PBC. These include UDCA, obeticholic acid, peroxisome proliferator activator receptors like bezafibrate and fenofibrate, and others. However, the few therapeutic options available to manage PBC associated pruritus are temporary and/or suboptimal. First-line (bile-acid sequestrants) and second-line (rifampicin, opiates, SSRIs) therapies have demonstrated partial efficacy but are associated with tolerability issues, side-effect concerns or have drug-drug interactions. Lastly, antihistamines are widely used but provide only temporary pruritic relief. In severe cases of pruritus refractory to medical treatments, biliary drainage can be used to alleviate pruritus and can be an indication for liver transplantation as a last resort.

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

Overview of Maralixibat

Our lead product candidate, maralixibat, is a novel, oral, minimally-absorbed agent designed to selectively inhibit ASBT. Maralixibat possesses an extensive safety dataset, having been evaluated in more than 1,600 human subjects.

Maralixibat has been studied in 86 pediatric patients with ALGS across five Phase 2 clinical trials, including three placebo-controlled clinical trials. The first two ALGS clinical trials of maralixibat, at low doses, showed signs of activity; however, their primary endpoints were not met, although long term analysis showed sustained control of pruritus and sBA. In the Phase 2b ICONIC clinical trial of maralixibat in ALGS, patients taking maralixibat had statistically significant reductions in pruritus and sBA compared to placebo. At the 48-week measurement, pruritus and sBA reductions were maintained and improvements in xanthomas and quality of life were also observed. We are pursuing full approval from the FDA for the indication of cholestatic pruritus in patients with ALGS.

In addition to the ongoing Phase 3 MARCH clinical trial, maralixibat has been studied in 33 pediatric patients with PFIC in one open-label Phase 2 clinical trial. Results from the Phase 2 INDIGO clinical trial of maralixibat in PFIC showed multi-parameter response in patients with nt-PFIC2 on pruritus, sBA, normalization of liver enzymes if abnormal at baseline and quality of life scores, which was the basis for maralixibat’s breakthrough therapy designation for the treatment of PFIC2. While the primary endpoint of sBA change from baseline to week 13 did not reach statistical significance for the overall group, the pre-specified 48-week analysis of the clinical trial demonstrated a profound treatment response in a subset of PFIC2 patients. A long-term analysis of the INDIGO clinical trial showed control of sBA with maralixibat in patients with PFIC2 led to transplant free survival in line with literature stating that sBA control with surgical biliary diversion has demonstrated 15-year transplant free survival. In addition, an improvement in growth compared to a normalized growth curve for those patients who had a response in sBA and pruritus. In a natural history comparison between INDIGO and a PFIC2 natural history cohort showed improved event free survival with maralixibat. We commenced enrollment in the Phase 3 MARCH clinical trial of maralixibat in PFIC in the second quarter of 2019, with a primary endpoint focused on pruritus in patients with nt-PFIC2.

Historical Clinical Development of Maralixibat

Maralixibat has been studied in a number of pediatric clinical trials.

ALGS
ICONIC
N=31, placebo-controlled, randomized withdrawal, > 5.5 years
IMAGO
N=20, placebo-controlled, 13 weeks
IMAGINE I
N=19, long-term extension, > 6.5 years
ITCH
N=37, placebo-controlled, 13 weeks
IMAGINE II
N= 34, long-term extension, > 4 years
Analysis of comparisons to natural history cohorts*
PFIC
INDIGO
N=33, open label, PFIC1 & PFIC2, > 5.5 years
MARCH*
N=up to 90, placebo controlled, PFIC types 1, 2, 3 & 4, 26 weeks
MARCH-ON*
N=up to 90, open label, PFIC types 1, 2, 3 & 4, 2 years
Analysis of comparisons to natural history cohorts*
MERGE*
Open-label roll-over for pediatric cholestasis studies
* Ongoing study

Our Clinical Trials of Maralixibat in ALGS

Phase 2b ICONIC Trial

The multicenter Phase 2b ICONIC clinical trial has a four-week double-blind, randomized, placebo-controlled drug withdrawal period with the following design:

The ICONIC clinical trial enrolled 31 ALGS patients with sBA greater than three times the upper limit of normal and moderate to severe pruritus and includes an open-label extension period of over four years. The ICONIC clinical trial met its primary endpoint of a mean change in sBA between placebo and maralixibat during the randomized drug withdrawal period in responders, as defined in the graph below. A statistically significant difference in sBA was observed between the treatment groups (p<0.05).

Change in sBA during the randomized drug withdrawal period in sBA responders (responders defined as 50% reduction in sBA at week 12 or 18)

MRX-MRX-MRX
(n = 13)
MRX-PBO-MRX
(n = 16)
Mean (SD) change in sBA
between week 18 and 22 (µmol/L)
300
200
100
0
-100
p < 0.05
Maralixibat
n = 5
Placebo
n = 10

MRX=maralixibat; PBO=placebo

The ICONIC trial demonstrated statistical significance on efficacy measures at multiple timepoints. In addition to the primary endpoint, the ICONIC clinical trial evaluated measures of pruritus, sBA and xanthomas.

In the ICONIC trial, sBA changes were evaluated in the full study population over time as a measure of the bile acid reduction activity of maralixibat. As depicted in the figure below, at week 18, patients treated with maralixibat experienced an approximately 31% mean reduction from baseline in sBA levels in the overall study population. During the randomized withdrawal period, patients treated with placebo experienced a significant increase in sBA levels to near baseline levels, whereas patients who continued on maralixibat maintained their reduction in sBA levels at week 22 (p<0.05). After the randomized drug withdrawal phase, placebo patients received maralixibat for a second time. At week 48, placebo patients experienced a 36% mean sBA reduction compared to sBA levels at week 22. Reductions in sBA were sustained through week 204.

Mean reductions from baseline in sBA levels

As depicted in the figure below, patients treated with maralixibat experienced an approximately 60% mean reduction from baseline to week 18 in pruritus, as measured by ItchRO(Obs) score (p<0.0001). The predefined analysis to assess changes in pruritus during the randomized drug withdrawal period showed that patients who were randomized to placebo experienced a recurrence of their pruritus, whereas those who continued on maralixibat maintained their reduction in pruritus (p<0.0001). After the randomized drug withdrawal phase during which placebo patients received maralixibat for a second time, a decrease in ItchRO(Obs) score similar to those who had received continuous maralixibat treatment was observed. The results during the randomized drug withdrawal period demonstrate a treatment effect with maralixibat. Pruritus improvements were maintained through week 48 and were statistically significant as compared to baseline (p<0.0001) and were sustained through week 204.

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

Observer-reported pruritus severity ItchRO(Obs) weekly average morning score change from baseline

The ICONIC trial analysis evaluated additional measures of pruritus to further characterize the potential treatment effects of maralixibat. The clinician scratch score (“CSS”), is a measure of itch evaluated by the treating physician. The CSS uses a scale of 0-4 in which 0=none, 1=rubbing or scratching, 2=active scratching without evident skin abrasions, 3=abrasions evident and 4=cutaneous mutilation, hemorrhage and scarring. Results were consistent with the pruritus ItchRO(Obs) results during both the blinded drug withdrawal period and at the end of the 48-week observation period. The proportion of patients with the maximum CSS score of 4 decreased from 51.6% at baseline to 6.9% at week 18 and remained stable at 7.1% at week 48. Statistically significant mean reductions from baseline were noted in the overall study population from baseline to week 204, indicating durable improvement in pruritus. The results are shown below and provide further evidence of a treatment effect with maralixibat.

Improvements from baseline in Clinician Scratch Scale scores

Change from BL
**** p < 0.0001
****
****
****
Mean (SD)
3.3 (0.90)
1.5 (1.33)
1.5 (1.32)
0.9 (1.25)
Proportion of patients in overall population (%)
100
75
50
25
0
16
10
3
2
2
7
3
9
8
1
7
7
3
10
3
1
2
9
4
3
2
1
0
Baseline (N=31)
Week 18 (N=29)
Week 48 (N=28)
Week 204 (N=15)

The ICONIC trial also evaluated xanthomas on the Clinician Xanthoma Scale, which uses a 5-point scale that ranges from 0 (none) to 4 (disabling). Xanthomas are cholesterol deposits underneath the skin that occur as a result of retained bile acids and cholesterol in some ALGS patients and can be very disfiguring and debilitating. In the ICONIC clinical trial, maralixibat led to a mean reduction of 44% in xanthoma score at week 48 as compared to baseline (p<0.01). Additionally, of the patients who had xanthomas at baseline, 43% had no xanthomas at week 48.

In addition, xanthomas (p<0.05) remained significantly reduced compared to baseline with long-term treatment. Improvements were also seen in the PedsQL Multidimensional Fatigue Scale score (p<0.01). As depicted in the figure below, children taking maralixibat exhibited a clinically meaningful and statistically significant acceleration in height growth as measured by height z-score (p≤0.01). In ICONIC, the mean height percentile for patients followed to week 191 increased from the 9th percentile to the 16th percentile. Maralixibat was generally well tolerated at doses of up to 760 µg/kg/day.

Increased height z-scores with long-term maralixibat treatment

Additional Phase 2 Trials in ALGS

Two additional clinical trials have been conducted for maralixibat for the treatment of ALGS. These clinical trials included dose-ranging randomized assessments of maralixibat compared to placebo at week 13 on measures of sBA and pruritus. All of the dose levels of maralixibat evaluated in the randomized comparison were lower than those used in the ICONIC clinical trial. We believe the dose of 380 µg/kg used in the ICONIC clinical trial has the potential for stronger therapeutic activity on pruritus than the lower doses evaluated in these clinical trials. The table below summarizes the pruritus results from the Phase 2 ITCH and IMAGO clinical trials of maralixibat in ALGS.

	ITCH MRX Week 13	ITCH PBO Week 13	IMAGO MRX Week 13	IMAGO PBO Week 13
MRX (µg/kg QD)	133/266	0	133/266	0
Change from Baseline ItchRO(Obs)	-1.19	-0.58	-0.61	-0.59
% Change from Baseline ItchRO(Obs)	-39%	-21%	-22%	-19%

Long-term analysis from IMAGINE I, the extension of the IMAGO clinical trial, showed that despite there not being a significant difference from placebo at week 13, pruritus relief was sustained over the long-term open label treatment with maralixibat. Similarly, in the long-term extension of ITCH, IMAGINE II, reductions in ItchRO(Obs) and CSS were observed at week 48 and sustained for up to 216 weeks.

Registrational Path for Maralixibat in ALGS

We completed our submission of an NDA for the treatment of cholestatic pruritus in patients with ALGS in January 2021. We have received breakthrough therapy designation for maralixibat for the treatment of pruritus associated with ALGS in patients one year of age and older. In November 2019, we were granted Rare Pediatric Disease Designation for maralixibat for ALGS, and as a result, we may qualify for the receipt of a priority review voucher if our NDA is approved.

In addition, we plan to further discuss our submission plans with the EMA after further analysis of our long-term extension treatment data compared to natural history data.

Our Clinical Trials of Maralixibat in PFIC

Phase 2 INDIGO Trial

The Phase 2 INDIGO clinical trial is a long-term, open-label trial designed to evaluate the safety and efficacy of maralixibat in 25 pediatric patients with PFIC2 and eight pediatric patients with PFIC1. Treatment response on sBA, pruritus and growth paired with 5-year transplant free and event free survival improvements from INDIGO served as the basis of our MAA submission to EMA for maralixibat for PFIC2. INDIGO evaluated measures of sBA and pruritus at various time points. The primary endpoint of the change from baseline to week 13 in fasting sBA level did not reach statistical significance for the overall group, but profound and durable reductions in sBA were seen in patients with PFIC2 at 48 weeks and maintained long term. The secondary endpoint of a reduction from baseline to week 13 in pruritus as measured by the ItchRO(Obs) scale did reach statistical significance for the overall group. Moreover, in the 48-week analysis, 55% of PFIC2 patients had a clinically meaningful pruritus reduction as measured by the ItchRO(Obs) scale. Patients are currently being followed in a long-term extension trial. During the INDIGO clinical trial, maralixibat was administered at doses up to 266 µg/kg daily (“QD”). Patients without response or with partial treatment response could escalate to 266 µg/kg twice daily (“BID”).

The chart below show the ItchRO(Obs) response profiles for the patients with PFIC1 and PFIC2.

Significant and sustained improvements in pruritus with long-term maralixibat treatment

The responses observed in the PFIC2 patient group provided the basis for breakthrough therapy designation for the treatment of PFIC2 patients. At the 48-week time point, maralixibat treatment in PFIC2 responders led to normalization (<8.5 µmol/L) or significant reduction (>70%) in sBA levels from baseline and control of pruritus (1.0 point reduction from baseline on the ItchRO(Obs) scale). This pattern of improvement has not been observed in the natural history of the disease. An analysis of PFIC2 patients with complete absence of BSEP function, that is, patients with a truncating mutation in the PFIC2 gene (“truncating PFIC2”), showed that these patients were unlikely to respond to treatment, whereas those patients with residual BSEP function, that is, patients with nt-PFIC2 had the greatest reductions in both sBA and pruritus. Of the 19 nt-PFIC2 patients in the clinical trial, seven had a durable sBA response, with a mean reduction to 44.2 µmol/L (from a baseline of 299.6 µmol/L). A corresponding reduction in ItchRO was observed along with durable improvements in growth as outlined in the graphics below.

sBA response is associated with multi-parameter improvements

sBA response has also been shown to predict transplant-free survival in a retrospective natural history analysis. The analysis included 264 PFIC2 pediatric patients with homozygous or compound heterozygous pathogenic ABCB11mutations. sBAs were established as a predictive marker of long-term transplant-free survival after interruption of enterohepatic circulation. This clinical trial demonstrates nt-PFIC2 patients who had a significant reduction and control of sBAs (defined as sBA threshold of less than 102 μmol/L or a 75% reduction) after interruption of the enterohepatic circulation via PEBD remained transplant-free out to 15 years post-SBD. Patients in whom SBD did not lead to such control of sBA levels had significantly worse native liver survival with approximately 50% and 70% of the group under-going liver transplant or death within five and 15 years, respectively.

Akin to these effects observed in NAPPED, the same sBA response profile was observed after pharmacological interruption of the enterohepatic circulation with maralixibat treatment responders (see figure below). The data from a five year analysis of INDIGO below indicate that 100% of maralixibat patients who achieved the established NAPPED sBA response threshold remained transplant free, whereas those who did not achieve the sBA response criteria went on to eventually receive a liver transplant. The difference between the groups was statistically significant (p=0.0006). We believe that the INDIGO data show a clear pattern of response in patients with PFIC2 leading to long-term transplant free survival. In addition to the INDIGO data, through an academic collaboration, a comparison of event free survival of maralixibat to a natural history cohort of patients was conducted showing an advantage in event free survival for the maralixibat group.

Registrational Program for Maralixibat in PFIC

We have submitted the results of the INDIGO clinical trial and natural history comparisons as part of an MAA to the EMA for maralixibat for the treatment of PFIC2. The MAA submission has been validated as of November 2020 and is under review as of the date of this Annual Report.

We are also conducting the Phase 3 MARCH clinical trial to evaluate higher doses of maralixibat and additional PFIC sub-types. MARCH is a randomized, placebo-controlled clinical trial of maralixibat in PFIC. As depicted in the figure below, the clinical trial is evaluating maralixibat at a dose of up to 570 µg/kg BID compared to placebo for six months followed by a long-term open label extension in which all patients will receive maralixibat. The primary endpoint is a reduction in severity of pruritus as measured by the ItchRO(Obs) scale and will include up to 30 patients with nt-PFIC2 aged one to 17 years. Other PFIC patients who do not meet the inclusion criteria for the primary cohort but otherwise meet eligibility criteria will be enrolled in a supplemental cohort. We are also evaluating a number of secondary and additional endpoints to support maralixibat’s effect on the underlying disease. These additional endpoints include the mean change in pruritus frequency, the mean change in sBA, mean change in quality of life as measured by the PedsQL and the proportion of patients who experience an improvement from baseline in height z-score. We expect to report topline data from the Phase 3 MARCH clinical trial in early 2022. We expect that the data from our Phase 3 MARCH clinical trial, if positive, together with natural history data set comparisons and the data from the Phase 2 INDIGO clinical trial, will form the basis for our planned NDA submission to the FDA for maralixibat in PFIC.

Safety and Tolerability Data for Maralixibat

In the ALGS clinical development program, which includes five clinical trials comprising 86 patients up to 21 years of age, patients received doses of maralixibat up to 760 µg/kg per day. In a pooled analysis, the most common (≥ 5%) adverse reactions of any grade were diarrhea and abdominal pain, which were mostly mild to moderate in severity and resolved during continued maralixibat treatment. No patients discontinued maralixibat due to these adverse reactions. A summary of placebo comparisons from the ICONIC clinical trial and a pooled analysis of ITCH and IMAGO clinical trials in ALGS are provided below.

Liver-related events were assessed in two maralixibat program-wide safety reviews, including two adjudications by independent groups of pediatric hepatologists and drug-induced liver injury experts in cholestatic indications. The independent expert group concluded that there was no serious concern for significant general or sporadic drug-induced liver injury. The analyses showed that maralixibat may cause isolated, asymptomatic and reversible ALT elevations in some participants with ALGS. However, there has been no serious adverse event (“SAE”) associated with these isolated ALT increases in participants with ALGS and no case of drug-induced liver injury or liver-related morbidity or mortality has been reported to date in over 1600 adult and pediatric study participants. There is evidence that these effects of ALT elevations are likely due to a mechanism related to the underlying disease rather than a direct hepatotoxic effect, as a similar degree of isolated ALT/AST increases are seen after PBD in patients with ALGS. In addition, these ALT/AST increases have not been observed in participants with PFIC exposed to maralixibat.

Maralixibat in BA

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

Maralixibat treatment reduces sBAs and liver injury at day 7 in bile duct ligated rats

pBDL Vehicle (n=4)
LUM001, 1 mg/kg (n=5)
LUM001, 10 mg/kg (n=5)
Total SBA - µmol/L
1000
800
600
400
200
0
p<0.001
*
*
Alanine Aminotransferase
ALT IU/L
300
200
100
0
p=0.02
*
Aspartate Aminotransferase
AST IU/L
800
600
400
200
0
p=0.04
*
γ-Glutamyl Transpeptidase
GGT IU/L
60
45
30
15
0
Total Bilirubin
Total Bilirubin - mg/dL
8
6
4
2
0

Bilirubin and sBA levels post-Kasai procedure have been associated with risk of progression to transplant as shown in the figures below:

Bilirubin levels post-Kasai procedure may predict future transplant

Survival Distribution Function
1.0
0.8
0.6
0.4
0.2
0.0
0
100
200
300
400
500
600
700
AGE(DAYS)
Total Bilirubin at 3 month visit:
<2 mg/dl
2−6 mg/dl
>6 mg/dl

The figure above shows a Kaplan-Meier analysis of outcome based on total bilirubin levels three months after a Kasai procedure. At three months after the Kasai procedure, total bilirubin levels were < 2mg/dL in 38 children, between 2 and 6 mg/dL in 30 children and > 6mg/dL in 19 children.

sBA post-Kasai procedure may predict future transplant

The above Kaplan-Meier curve demonstrates a significantly improved transplant survival rate in patients with sBA levels ≤ 40 µmol/L at 6 months. Only 1 of 43 patients, with sBAs ≤ 40 µmol/L (as depicted by the blue line) required a liver transplant as compared to 31 of 96 infants requiring a transplant in those infants with sBAs > 40 µmol/L (as depicted by the red line).

Based on these data, we designed the Phase 2 EMBARK clinical trial. The primary objective of the EMBARK clinical trial is to assess the safety and efficacy of maralixibat in infants with BA. The clinical trial will evaluate maralixibat’s ability to reduce the amount of bile acids in the blood, helping to prevent liver damage and the need for future liver transplantation. As depicted in the figure below, EMBARK is a randomized, placebo-controlled clinical trial that will evaluate approximately 72 patients who have previously undergone a Kasai procedure. Patients will be randomized to receive maralixibat 570 µg/kg BID or placebo for six months. The primary endpoint in the clinical trial is change in total serum bilirubin. Secondary endpoints include reduction in sBA, bilirubin normalization, biomarkers of liver injury, transplant-free survival, and safety. After the first six months of evaluation, all patients will receive maralixibat in an open-label long-term extension with the goal of assessing transplant-free survival and key liver events.

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

Development of Volixibat

Volixibat has been evaluated in over 400 subjects across multiple clinical trials. In Phase 1 clinical trials in 92 healthy volunteers, volixibat was generally well tolerated. The most common adverse events reported were mild to moderate GI events observed in the volixibat groups. The only treatment-related SAE reported was one event of elevated ALT. Volixibat was also found to decrease cholesterol levels in healthy subjects, consistent with its mechanism of lowering bile acid levels. An additional Phase 1 clinical trial was conducted in obese and overweight, but otherwise healthy, adults to evaluate volixibat’s potential to lower bile acid levels by measuring the excretion of bile acids in the feces. This clinical trial indicated volixibat increased fecal bile acid levels in a dose dependent manner, but without appreciable change in GI tolerability at higher doses.

Volixibat was also studied in a multicenter, Phase 2, double-blind, randomized, placebo-controlled NASH clinical trial. 196 participants were randomized to receive oral placebo or volixibat in doses of 5 mg, 10 mg or 20 mg QD for 48 weeks. The safety results were consistent with prior clinical trials of volixibat. In a planned interim analysis, there was no difference between volixibat and placebo treated groups on magnetic resonance imaging-derived proton density fat fraction. Volixibat was associated with lower LDL cholesterol and increased 7αC4, indicative of ASBT inhibition. After the interim analysis, Shire plc discontinued the development of volixibat for the treatment of NASH. Based on these results, we plan to pursue the development of volixibat for the treatment of adult cholestatic liver diseases.

Phase 1 Dose Ranging Clinical Trial

A single-center, placebo-controlled, single-blind, multiple-dose/regimen, parallel-group, dose-finding clinical trial in healthy adults was completed in 2020. This clinical trial was designed to evaluate the effect of a range of volixibat QD or BID dose regimens versus placebo on fecal bile acid excretion. Participants were randomized to one of five cohort groups to receive either volixibat 5 mg twice daily (BID), volixibat 20 mg QD, volixibat 20 mg BID, volixibat 40 mg BID, or volixibat 80 mg BID, and each cohort underwent four treatment periods. Volixibat was well tolerated and all BID doses increased fecal bile acid excretion versus QD, and higher doses increased bile acid synthesis as demonstrated by increased 7αC4. Based on the 7αC4 and fBA activity levels shown in these results, doses of 20 mg and 80 mg BID are being evaluated in our registrational programs.

63
44
27
14
Relative increase in VLX 80 mg BID versus other doses, %
180
160
140
120
100
80
60
40
20
0
Change from Baseline in 7αC4, ng/mL
5 mg BID
20 mg QD
20 mg BID
40 mg BID
80 mg BID
VLX dosing regimen

[a]Baseline for fBA was defined as Day 5. Thus, the summary represents the data at 7 days after Baseline

7αC4, 7 alpha-hydroxy-4-cholesten-3-one; BID, twice daily; fBA, fecal bile acid; QD, once daily; VLX, volixibat

On-going and Future Clinical Development of Volixibat

We are evaluating the utility of volixibat in adult cholestatic liver diseases and initiated clinical trials in PSC and ICP in the first quarter of 2021. Additionally, we plan to start a clinical trial in PBC in the second half of 2021.

Phase 2a/2b OHANA Trial in ICP

In ICP, we are evaluating the potential of volixibat to lower sBA levels in patients with elevated sBA levels, who are considered at high risk of preterm labor, stillbirth or other perinatal complications.

As depicted in the figure below, the OHANA phase 2a/2b clinical trial is evaluating two doses of volixibat compared to placebo.

The OHANA clinical trial primary cohort will evaluate approximately 260 patients who have been diagnosed with ICP and have elevated sBA levels consistent with at least moderate ICP. Additionally, up to 30 participants with a lower threshold, yet still elevated, sBA levels, consistent with mild ICP will be enrolled into an open-label supplemental cohort.

Patients in the clinical trial are randomized to receive either volixibat 80 mg BID or 20 mg BID, or placebo BID up to delivery of their baby. The primary endpoint will assess the mean change from baseline in total sBA concentration as compared to placebo. Secondary endpoints will assess pruritus improvements, adverse perinatal outcomes, safety, tolerability, and other measures.

Phase 2b VISTAS Trial in PSC

In PSC, based on the reductions in pruritus observed in PSC patients receiving maralixibat, we are conducting a Phase 2b clinical trial of volixibat in PSC patients with pruritus. The VISTAS clinical trial will evaluate approximately 120 patients with pruritus due to PSC and will include an adaptive interim analysis. After the interim analysis, the confirmatory phase of VISTAS will evaluate a single dose of volixibat compared to placebo. In addition to the 28-week primary analysis, patients will be eligible to continue on open label volixibat treatment and will be evaluated for durability of response and changes in fibrosis markers.

Phase 2b Clinical Trial in PBC

We are currently planning to initiate a Phase 2b clinical trial of volixibat in PBC in the second half of 2021. We are designing the program to focus on the treatment of cholestatic pruritus with elevated or normal alkaline phosphatase.

License, Finance and Royalty Agreements

Assignment and License Agreement with Shire International GmbH (Takeda)

In November 2018, we entered into an assignment and license agreement (“Shire License Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda Pharmaceutical Company Limited. Pursuant to the Shire License Agreement, Shire assigned, transferred and conveyed all of its right, title and interest in and to the Pfizer Agreement, Satiogen Agreement and Sanofi Agreement, each of which is defined below.

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

In July 2019, we achieved a development milestone under the Shire License Agreement related to the initiation of the Phase 3 MARCH clinical trial and made a $2.5 million payment to Shire and a $0.5 million payment to Satiogen accordingly. In December 2020, we achieved a further development milestone related to the submission of the MAA for maralixibat for the treatment of PFIC2 and made a $10.0 million payment to Shire. In January 2021 we achieved a development milestone related to volixibat and made a $2.0 million payment to Shire.

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

License Agreement with Sanofi-Aventis Deutschland GmbH

Through the Shire License Agreement, we were assigned the rights to the license agreement, as amended (“Sanofi Agreement”), with Sanofi-Aventis Deutschland GmbH (“Sanofi”), under which we obtained an exclusive, worldwide license to certain patents and know-how controlled by Sanofi related to volixibat (“Sanofi Technology”). Under the Sanofi Agreement, we are permitted to develop and commercialize products containing volixibat utilizing the Sanofi Technology. Additionally, under the Sanofi Agreement, we are permitted to manufacture products containing volixibat utilizing the Sanofi Technology and to sublicense such rights. In addition, Sanofi granted to us, under certain conditions, an exclusive option to obtain an exclusive license to manufacture volixibat during the term of the Sanofi Agreement. We exercised this option in May 2020 and are transferring manufacturing of volixibat to a third-party contract manufacturer. Sanofi retained the right to practice the Sanofi Technology outside the scope of the license granted to us under the Sanofi Agreement and to make and use for internal research purposes, provided that upon our request, Sanofi is obligated to provide us with a written summary of the results of any such research to the extent such results relate to the use of volixibat as an ASBTi.

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

Revenue Interest Purchase Agreement with Oberland

In December 2020, we entered into a Revenue Interest Purchase Agreement (“RIPA”) with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers. Pursuant to the RIPA, the Purchasers paid us $50.0 million on closing, less certain issuance costs. We may also be entitled to receive up to approximately $150.0 million in subsequent installments as follows: (i) $65.0 million if the FDA has accepted for review our NDA for maralixibat as a treatment for cholestatic pruritus in patients with ALGS on or prior to a specified date; (ii) $35.0 million if the FDA has approved maralixibat as a treatment for ALGS on or prior to a specified date; and (iii) up to $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions.

As consideration for such payments, the Purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from us based on annual net sales of maralixibat, if approved, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual net sales are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”). The Revenue Interest Payments will initially be 9.75% (at Tier 1) and 2.00% (at Tier 2 and Tier 3) of such annual net sales in a specified territory (the “Covered Territory”); provided that (i) if the Purchasers have received Revenue Interest Payments in an amount equal to or greater than 110.0% of the total payments actually made by the Purchasers to us, exclusive of transaction expenses (the “Cumulative Purchaser Payments”), on or prior to December 31, 2026, the Revenue Interests shall be reduced to 2.00% at Tier 1 and 0.00% at Tier 3 for all subsequent calendar years beginning on January 1, 2027 and (ii) if the Purchasers have not received Revenue Interest Payments in an amount equal to or greater than 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026, the Revenue Interests shall be increased for all subsequent calendar years beginning on January 1, 2027 to a single defined rate (with no separate tiers) that would have provided the Purchasers with an amount equal to 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026 had such rate applied to Tier 1 of initial Revenue Interest Payments. The Purchasers’ rights to receive the Revenue Interest Payments shall terminate on the date on which the Purchasers have received Revenue Interest Payments of 195.0% of the Cumulative Purchaser Payments, unless the RIPA is terminated earlier.

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

We have developed and continue to develop patent portfolios around our product candidates, maralixibat and volixibat. We have rights to pending patent applications in the United States, Europe, South Korea, Israel, Hong Kong and Singapore covering the methods of treating cholestasis using ASBTis that have limited systemic exposure, which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to an issued patent in the United Stated directed to treating or ameliorating PFIC2 in a pediatric subject comprising administering maralixibat, which expires in October 2032. We have rights to granted and/or issued patents in Australia, Brazil, Canada, China, Japan, Mexico, South Korea, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Turkmenistan, South Africa and Macau covering the methods of treating cholestasis using ASBTis that have limited systemic exposure, which expire in October 2032. We also have rights to pending patent applications in United States, Europe, Australia, Japan, Eurasia, South Korea, Mexico, Hong Kong, Singapore and South Africa, covering methods of treating pediatric cholestatic liver diseases using ASBTis that have limited systemic exposure, which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to granted and/or issued patents in Australia, Brazil, Canada, China, Israel, Japan, Mexico, South Korea, South Africa, Singapore, Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Slovak Republic, Spain, Sweden, Switzerland, United Kingdom, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Macau and Turkmenistan covering methods of treating pediatric cholestatic liver diseases using ASBTis that have limited systemic exposure, which expire in October 2032. We also have rights to a granted patent in South Africa covering pediatric dosage forms of ASBTis that have limited systemic exposure, which expires in October 2032. We also have rights to a pending patent application in China covering pediatric dosage forms of ASBTIs that have limited systemic exposure, which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to a pending Patent Cooperation Treaty (“PCT”) application directed to methods for modulating a dosage of an ASBTi and to methods for using patient genotype to predict response to ASBTi administration in patients with BSEP deficiency. We have rights to a pending PCT application and pending United States applications directed to methods for treating cholestatic liver disease comprising administering higher dosages of ASBTis. We have rights to a pending PCT application directed to methods of increasing growth in pediatric subjects having cholestatic liver disease by administering ASBTis. Any patents issuing from these PCT or United States applications would expire in 2040, absent any patent term adjustments or extensions. We have licensed patent applications in the United States and Europe from Satiogen covering therapeutic uses of ASBTis that have limited systemic exposure for treating inflammatory intestinal conditions, which, if issued, would expire in May 2031, absent any patent term adjustments or extensions. One of these Satiogen applications recently issued as United States Patent No. 10,251,880. We have licensed an issued United States patent, as well as issued foreign counterparts in Argentina, Austria, Australia, Belgium, Canada, Switzerland, China, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Ireland, Israel, India, Italy, Japan, South Korea, Liechtenstein, Mexico, Malaysia, Netherlands, Norway, Portugal, Russia, Sweden, Singapore, Taiwan and Turkey, and a pending counterpart in Brazil from Sanofi, that cover the composition and methods of making volixibat and salts thereof, expiring in December 2027. Patents related to maralixibat and volixibat may be eligible for patent term extensions in certain jurisdictions, including the United States and Europe, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted and/or issued.

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

Sales and Marketing

We currently have a limited commercial organization. We are in the process of building the commercial infrastructure necessary to effectively support the commercialization of maralixibat and volixibat, if approved, in North America and Europe and we may decide to use strategic partners, distributors, or contract management organizations to assist in the commercialization of maralixibat and volixibat in other markets. We believe that our commercial organization can be targeted to the relatively small number of specialists who treat patients with pediatric cholestasis, such as ALGS, PFIC and BA.

The commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. Additional capabilities important to the marketplace include the management of key accounts such as managed care organizations, group-purchasing organizations, specialty pharmacies, government accounts and reimbursement support. Based on the number of physicians that treat cholestatic liver diseases, we believe that we can effectively target the relevant audience for maralixibat and volixibat in North America and Europe primarily through an internal sales force. To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that maralixibat or volixibat will be approved.

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

In October 2020, we entered into a services agreement with Eversana, a leading provider of commercial support services to the life science industry, to provide integrated nationwide distribution, specialty pharmacy, medical information, patient services and hub support for maralixibat in the United States, if approved.

Manufacturing

We do not own or operate manufacturing facilities for the production of maralixibat and volixibat or other product candidates that we may develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished products. Over the course of the development of our ASBTis we have used and continue to use multiple third-party contract manufacturers. We do not have any current contractual arrangements for the manufacture of commercial supplies of maralixibat or volixibat. Prior to our receipt of any approval from the FDA, if at all, we intend to enter into agreements for commercial production of our product candidates with third party suppliers. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

Competition

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our products and product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do.

Competition may also arise from, among other things, new drug development technologies, new or improved treatment options for preventing or reducing the incidence of disease in diseases our products treat and new small molecule or other classes of therapeutic agents. Such developments by competitors could reduce or eliminate the use of our products or may limit the utility and application of ongoing clinical trials for our product candidates.

There are no FDA-approved therapies for the treatment of ALGS, PFIC, BA, PSC or ICP in the United States. Symptomatic treatment with antipruritics, such as cholestyramine, typically provides only modest relief. Bristol Myers Squibb Company has discontinued its brand name cholestyramine, but generic versions of the drug are marketed by Upsher-Smith Laboratories, Inc., Par Pharmaceutical Companies, Inc., Sandoz Inc., the generic pharmaceuticals division of Novartis AG and others. UDCA, as ursodiol, is marketed by a number of generic pharmaceutical companies such as Mylan Inc., Actavis Inc., Lannett Company, Inc. and Par Pharmaceutical Companies, Inc.

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

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the ASBT pathway. GlaxoSmithKline plc and Albireo Pharma, Inc.(“Albireo”) have ASBTis in clinical development for cholestatic liver diseases. We are aware that Albireo has announced topline results from a Phase 3 trial for PFIC1 and PFIC2 patients for odevixibat and has an extension study and an expanded access program enrolling PFIC patients. Albireo’s NDA for odevixibat for the treatment of pruritus in patients with PFIC has been accepted by the FDA. Additionally, we are aware that Albireo has submitted an MAA for odevixibat. Albireo has also announced the initiation of studies of odevixibat in BA and ALGS and plans to pursue other cholestatic liver diseases. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its ASBTi in PBC patients and has announced its intention to conduct a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of ICP or PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282 and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Genfit’s elafibranor and NGM Biopharmaceuticals, Inc.’s NGM282. Furthermore, if approved, one of our own product candidates may be used off-label in the market for another of our product candidates, adversely affecting the sales of that product candidate.

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

•	potential FDA inspection of the preclinical and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

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

Other U.S. Healthcare Laws and Compliance Requirements

Although we currently do not have any products on the market, we are and, upon approval and commercialization, will be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and health care provider sunshine laws and regulations.

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

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives.

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

We also are or will become subject to privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, in relation to clinical trials in Europe, we are subject to Regulation (EU) 2016/679, the General Data Protection Regulation and similar laws in European countries outside of the EU (collectively, the “GDPR”), in relation to our collection, control, processing and other use of personal data (i.e. data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area, including the health and medical information of these participants. The GDPR also provides that European Union Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to European Union rules with respect to cross-border transfers of personal data out of the European Union and European Economic Area. We are subject to the supervision of local data protection authorities in those European Union jurisdictions where we are established or otherwise subject to the GDPR, and we maintain an office in Switzerland, which has similar privacy and data protection laws and regulations. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which requires covered companies to provide new disclosures to California residents and honor their requests to access, delete and opt-out of certain sharing of their personal data. The CCPA, which took effect on January 1, 2020, provides for civil penalties for violations and statutory damages for certain data breaches. The CCPA will expand substantially as a result of California voters approving a November 2020 ballot measure that adopted the California Privacy Rights Act of 2020, which will, among other things, create a new administrative agency to implement and enforce California’s privacy laws effective January 1, 2023. While certain clinical trial activities are exempt from the CCPA’s requirements, other personal information that we handle may be subject to the CCPA, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Act was enacted, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, the current administration issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the current administration will impact the Affordable Care Act and our business.

Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from

May 1, 2020 through March 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products

At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the previous administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the current administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the current administration until March 22, 2021. On November 20, 2020, Centers for Medicare & Medicaid Services issued an interim final rule implementing the previous administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear what additional reform measures, if any, will be taken by the current administration related to drug pricing reform on a federal level.

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

We anticipate that these new laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we must submit an MAA either under the so-called centralized or national authorization procedures.

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

The EMA grants orphan drug designation to promote the development of products for the treatment, prevention or diagnosis of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. In addition, orphan drug designation can be granted if the drug is intended for a life threatening or chronically debilitating condition in the European Union and without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify the investment required to develop the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the European

Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free or reduced-fee protocol assistance, fee reductions for MAAs and other post-authorization activities and ten years of market exclusivity following drug approval, which can be extended to 12 years if trials are conducted in accordance with an agreed-upon pediatric investigational plan. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Human Capital Management

As of December 31, 2020, we employed 68 employees, all of whom are full-time, consisting of clinical, research, operations, finance and business development personnel. Seventeen of our employees hold Ph.D. or M.D. degrees. Further, 61 of our employees are located in the United Sates, and seven are located in Switzerland. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

We expect to continue to add employees in 2021, with a focus on clinical, research and development and commercialization activities. We continually evaluate the business need and opportunity to expand our team and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. In response to COVID-19, we have implemented and continue to enhance safety measures in all our facilities, including:

•	Making work-from-home the default for all employees.
•	Establishing clear and regular COVID-19 policies, safety protocols and updates to all employees.
•	If employees are required to work from an office location:
o	implementing daily health attestations and capacity management;
o	providing additional personal protective equipment and cleaning supplies;
o	increasing cleaning and sanitization protocols across all locations; and
o	requiring face coverings to be worn in all locations.
•	Prohibiting all work-related domestic and international non-essential travel for all employees.

We believe our success depends on our ability to attract, develop and retain key personnel. We invest in the growth and development of our employees through various training and development programs that build and strengthen employees’ leadership and professional skills. We also have processes in place to conduct activities like performance management, succession and workforce planning in order to support our employees in their growth and development and ensure we provide learning opportunities.

To continually assess and improve our employee retention and engagement, we conduct an engagement survey on a regular basis, the results of which are discussed with our board of directors, at all-hands employee meetings and in individual functions. We take actions to address areas of employment concern and follow up routinely to share with employees what we are doing.

We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity. To accomplish this, we have included questions in our engagement survey to measure employee perception of inclusive culture. In 2020, we established a Culture Team consisting of four employees across a representative cross-section of departments. Amongst other initiatives, our Culture Team engages in continual discussions across the various business functions to identify potential actions to address areas of improvement and is focused on building accountability across the organization to ensure we meet our diversity objectives.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception in May 2018. For the years ended December 31, 2020, December 31, 2019 and for the period from May 2, 2018 (inception) to December 31, 2018, we reported a net loss of $103.3 million, $52.6 million and $17.3 million, respectively. As of December 31, 2020, we had an accumulated deficit of $173.2 million.

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

Our business has been and could continue to be adversely affected by the global COVID-19 pandemic. In response to the COVID-19 pandemic, we have implemented work-from-home policies for all of our employees. The effects of the COVID-19 pandemic and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any restrictions and limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

As a result of COVID-19, we may experience, or continue to experience, ongoing disruptions that could severely impact our business and clinical trials, including:

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, the COVID-19 pandemic has impacted patient enrollment in our Phase 3 MARCH clinical trial. In particular, at times, some sites have paused enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients are choosing not to enroll or continue participating in the clinical trial as a result of the pandemic. If patient enrollment is delayed for an extended period of time, our Phase 3 MARCH clinical trial could be further delayed or otherwise adversely affected. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. For example, the inability of the FDA to inspect foreign manufacturing sites due to COVID-19-related travel restrictions may interrupt or delay our NDA reviews. Any potential interruptions or delays could adversely affect the anticipated timelines of our NDA and MAA reviews.

We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and subsequently updated, and may need to make further adjustments in the future. For example, in our ongoing clinical trials, we have adopted new protocols to allow for flexibility surrounding patient visits, including to have drug shipped to them and for patients to virtually check-in as opposed to attending standard hospital visits. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the progress and completion of this clinical trial and the findings from this clinical trial. In addition, we may encounter delays in shipping of our study drug. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

COVID-19 and actions taken to reduce its spread continue to evolve. The extent to which COVID-19 may impede the development and commercialization of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. Based on interactions with the FDA, we believe that the results from a single Phase 3 clinical trial, if successful, would be sufficient to support an NDA submission seeking approval for maralixibat for the treatment of pruritus associated with PFIC2; however, the FDA may not agree to this approach. Even if we believe the results from our Phase 3 clinical trials are positive, the FDA may require us to conduct additional Phase 3 trials before we are able to submit one or more NDAs. Moreover, based on interactions with the FDA, we believe that clinical data of maralixibat in PFIC2 paired with adequate natural history data may be adequate to support an NDA filing for a general PFIC2 indication rather than the treatment of pruritus associated with PFIC; however, the FDA has not agreed to this approach but has indicated that efficacy data of the Phase 3 MARCH clinical trial, if positive, may be adequate to support an NDA submission for the treatment of pruritus associated with nt-PFIC2. If we are unable to obtain adequate natural history data or the FDA does not view such data as sufficient to support approval for a general PFIC indication, the NDA submission for maralixibat may be limited to the treatment of pruritus associated with nt-PFIC2. Further, we have conducted an initial analysis of our long-term treatment data in PFIC against a natural history control group in conjunction with the NAPPED Consortium and have shared these results with regulatory authorities. Based on feedback from regulatory authorities, we submitted an MAA for the treatment of PFIC2 to the EMA in the fourth quarter of 2020. However, regulatory authorities may not view such initial analysis as sufficient to support approval.

In May 2019, we had an end-of-Phase 2 meeting with the FDA to discuss the adequacy of the current data set of maralixibat to support an NDA submission for the treatment of pruritus associated with ALGS. At the request of the FDA, we prepared various analyses of the maralixibat data set, in particular the ICONIC clinical trial as the potential pivotal study, and requested an additional meeting with the FDA. In October 2019, the FDA requested that we convert the meeting to a pre-NDA meeting and discuss the components and timeline of an NDA submission. During this meeting, we and the FDA reached consensus on a timeline for initiating a rolling submission of an NDA in the third quarter of 2020 and the details of various routine datasets to generate for the submission. The rolling submission was initiated on August 31, 2020 and we completed the NDA submission in the first quarter of 2021. The NDA includes extensive clinical and preclinical data, as well as extensive information regarding pharmacology and chemistry, manufacturing and controls (“CMC”). The FDA may disagree with our interpretation of such data and information, which may require us to complete additional activities. As a result, FDA approval of maralixibat for cholestatic pruritus in patients with ALGS may be delayed and we may be required to expend significant additional resources seeking such approval. Moreover, although we are in the process of discussing our planned ALGS registrational program with the EMA, we have not reached agreement, and the EMA may not accept our currently proposed ALGS registrational program.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, volixibat has been evaluated primarily for the treatment of non-alcoholic steatohepatitis and has not been evaluated in ICP, PSC or PBC, and our clinical development strategy is predicated on observations of apical sodium-dependent bile acid transporter (“ASBT”) inhibition in cholestatic settings. Similarly, maralixibat has not yet been evaluated in BA or in subjects under 12 months of age. As such, our hypothesis of efficacy in these diseases will be evaluated in these target patient populations and may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. For example, in the Phase 2 INDIGO clinical trial evaluating maralixibat in PFIC1 and PFIC2 patients, the primary efficacy analysis of serum bile acids (“sBA”) change from baseline to week 13 did not reach statistical significance for the overall group; however, a 48-week analysis of the clinical trial demonstrated a profound treatment response in a subset of patients with nt-PFIC2. In addition, we do not have experience in conducting placebo-controlled studies for PFIC, and we expect to administer higher doses of maralixibat than we previously have administered in this setting. We may face significant setbacks as we conduct our placebo-controlled Phase 3 clinical trial in PFIC, which may delay or prevent regulatory approval of maralixibat. Further, as a result of the COVID-19 pandemic, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow clinical trial protocols, or if our clinical trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

If the size of the market opportunities in each of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of maralixibat on treatments for rare pediatric cholestatic liver diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting with maralixibat, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare pediatric cholestatic liver diseases. We also plan to focus our clinical development of volixibat as a treatment for ICP, PSC and PBC, diseases with relatively small patient populations. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, while we are evaluating maralixibat in patients with different types of PFIC in our Phase 3 MARCH clinical trial, in prior studies of maralixibat, the Phase 2 INDIGO clinical trial in particular, all of the multi-parameter responders were in the nt-PFIC2 subpopulation. Further, the primary endpoint in our Phase 3 MARCH clinical trial is designed to evaluate maralixibat’s effect on pruritus associated with nt-PFIC2. As such, even if our Phase 3 MARCH clinical trial shows positive results in other PFIC subgroups, the design of our clinical trial may limit the ability of our NDA to be approved beyond the nt-PFIC2 population, if at all. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Lastly, the potentially addressable patient population for PFIC and ALGS may even be further reduced as gene therapy products become more widely accepted and approved.

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

We have submitted an MAA to the EMA for approval of maralixibat for the treatment of PFIC2 in the European Union. As with the FDA, obtaining approval of an MAA from the EMA is a similarly lengthy and expensive process and the EMA has its own procedures for approval for product candidates. Regulatory authorities in jurisdictions outside of the United States and the European Union also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any of our product candidates will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or result in significant negative consequences following marketing approval, if any.

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, we have observed increases in alanine aminotransferase (“ALT”), levels in certain patients being treated with maralixibat with ALGS. In addition, we intend to use higher doses of maralixibat and volixibat in future clinical trials. The use of higher doses could result in more frequent or more severe side effects. Furthermore, only patients 12 months of age and older have been treated with maralixibat, and the safety profile in patients under 12 months of age is unknown and may be different than that observed in previous clinical trials. Results of our trials could reveal a high and unacceptable severity and frequency of these or other side effects.

In clinical trials of maralixibat, the most commonly reported adverse events (“AEs”) and SAEs have been those of gastrointestinal (“GI”), disorders such as diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Reported treatment-related SAEs have consisted of abdominal pain, upper abdominal pain, diarrhea, cholangitis, increase in blood bilirubin, increase in international normalized ratio, pancreatitis, elevated ALT, autoimmune hepatitis, hematochezia, pure red cell aplasia, myelodysplastic syndrome and anemia. The frequency of observed AEs and SAEs has not increased over time. In Phase 1 clinical trials of volixibat, the most common AEs reported were mild to moderate GI events observed in the volixibat groups. The only treatment-related SAE reported was one event of elevated ALT.

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

Disruptions at the FDA, EMA and other government agencies caused by funding shortages or global health concerns could negatively impact our business.

The ability of the FDA, EMA and other government agencies to review and approve proposed clinical trials or new product candidates can be affected by a variety of factors, including, but not limited to, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect these regulatory agencies’ ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, EMA and other government agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA restarted routine pre-announced surveillance inspections of domestic manufacturing facilities on a risk-based basis. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively “Affordable Care Act”), was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. At this time, we are unsure of the full impact that Affordable Care Act will have on our business. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, U.S. federal tax legislation enacted in 2017, informally titled The Tax Cuts and Jobs Act (“Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, the current administration issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the health care reform measures of the current administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation, suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the previous administration announced several executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada.  Further, on November 20, 2020, the U.S. Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the current administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the current administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the previous administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear what additional reform measures, if any, will be taken by the current administration related to drug pricing reform on a federal level.

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

We currently do not have a full-scale commercial organization for the marketing, sales and distribution of pharmaceutical products. To commercialize our product candidates we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect that the majority of PFIC and ALGS patients will be treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We intend to build our own commercial infrastructure in North America and in major European markets to target these centers, but will evaluate opportunities to partner with pharmaceutical companies that have established sales and marketing capabilities to commercialize our product candidates, if approved, outside of these geographies.

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

One of our strategies is to pursue clinical development of maralixibat in additional cholestatic disease conditions such as BA, benign recurrent intrahepatic cholestasis and drug-induced cholestasis. In addition, we are developing volixibat for the treatment of cholestatic liver diseases, including ICP, PSC and PBC.

The pediatric cholestatic liver diseases we are targeting are all rare diseases and, as a result, the market size for the treatment of patients with ALGS, PFIC and BA is limited. Due to these factors, our ability to grow revenues may be dependent on our ability to successfully develop and commercialize maralixibat for the treatment of additional indications. Developing, obtaining regulatory approval and commercializing maralixibat for additional indications will require substantial additional funding and is prone to the risks of failure inherent in drug development. We may not be able to successfully advance any of these indications through the development process. Even if we receive regulatory approval to market maralixibat for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize maralixibat for these additional indications, our commercial opportunity will be limited.

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

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the ASBT pathway. GlaxoSmithKline plc and Albireo have ASBTis in clinical development for cholestatic liver diseases. We are aware that Albireo has announced topline results from a Phase 3 trial for PFIC1 and PFIC2 patients for odevixibat, and has an extension study and an expanded access program enrolling PFIC patients. Albireo’s NDA for odevixibat for the treatment of pruritus in patients with PFIC has been accepted by the FDA. Additionally, we are aware that Albireo has submitted an MAA for odevixibat. Albireo has also announced the initiation of  studies of odevixibat in BA and ALGS and plans to pursue other cholestatic liver diseases. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its ASBTi in PBC patients and has announced its intention to conduct a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of ICP or PSC. We are aware of several agents in clinical development for the treatment of PSC, including  Cymabay’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282 and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Genfit’s elafibranor and NGM Biopharmaceuticals, Inc.’s NGM282. Furthermore, if approved, one of our own product candidates may be used off-label in the market for another of our product candidates, adversely affecting the sales of that product candidate.

Even though we have obtained orphan drug designation for maralixibat in PFIC, ALGS and BA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. In September 2013, the FDA granted orphan drug status to maralixibat for the treatment of patients with PFIC and ALGS in the United States. In October 2020, the FDA granted orphan drug status to maralixibat for the treatment of BA. We also received orphan drug status for maralixibat for PFIC, ALGS and BA in the European Union. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. Another drug may receive marketing approval prior to our product candidates. The applicable period is seven years in the United States and ten years in the European Union, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the European Union can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. For example, if a competing product is approved for ALGS or PFIC before maralixibat and is determined to be structurally similar by the EMA, maralixibat may be denied marketing authorization by EMA for that indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to maralixibat for the treatment of PFIC, ALGS and BA, if we receive approval for maralixibat for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2024. However, if a drug candidate receives Rare Pediatric Disease Designation before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026.

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

As of December 31, 2020, we had 68 full and part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws, such as the European Union’s General Data Protection Regulation (“GDPR”) governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations relating to privacy and data protection. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, and monetary penalties, and otherwise may harm our business.

A growing body of increasingly stringent domestic and foreign laws and regulations governs the collection, use, disclosure, transfer and other processing of personal data.  Among the most stringent of these is the GDPR, which has also been implemented in the United Kingdom (“UK”).  The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area to the United States and other countries, and a recent decision of the European Union’s highest court has made complying with those rules more challenging. In addition, the GDPR provides that European Union member states may adopt further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals residing in the European Union, such as in connection with our clinical trials in France. In addition, we maintain an office in Switzerland, which has privacy and data protection laws and regulations similar to the GDPR. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, bans on processing personal data and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

To comply with the GDPR’s restrictions on transfer of personal data out of Europe, we have relied on the Standard Contractual Clauses for personal data transfers approved by the European Commission. However, a July 2020 decision of the European Union’s highest court called into question whether the Standard Contractual Clauses can lawfully be used for transfers of personal data from the European Union to the United States and most other non-EU countries. Authorities in Switzerland have similarly raised questions about the viability of the Standard Contractual Clauses.

In addition, it is unclear whether the transfer of personal data from the European Union to the UK will continue to remain lawful under the GDPR in light of Brexit. Pursuant to the post-Brexit trade and cooperation agreement between the UK and the European Union, transfers of personal information from the European Economic Area to the UK are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the European Union Commission makes an adequacy finding with respect to the UK before the end of that period, the UK will be considered a “third country” under the GDPR, and transfers of personal data from the European Union to the UK will require an approved compliance mechanism to render such transfers lawful under the GDPR. Uncertainty remains regarding how data transfers to and from the UK will be regulated.

If we are unable to implement safeguards necessary to ensure that our transfers of personal data from and within Europe are lawful, we will face increased exposure to regulatory actions, substantial fines and bans on processing personal data from Europe. In addition, we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal data from Europe may also restrict our clinical trials activities in France and elsewhere in the region and limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Privacy laws in the United States are also increasingly complex and changing rapidly. For example, the California legislature enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California residents and honor their requests to access, delete and opt-out of certain sharing of their personal data. The CCPA provides for civil penalties for violations and statutory damages for certain data breaches. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of U.S. states, reflecting a trend toward more stringent privacy legislation in the United States. The CCPA itself will expand substantially as a result of California voters approving a November 2020 ballot measure that adopted the California Privacy Rights Act of 2020, which will, among other things, create a new administrative agency to implement and enforce California’s privacy laws effective January 1, 2023. While certain clinical trial activities are exempt from the CCPA’s requirements, other personal information that we handle may be subject to the CCPA, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.

The GDPR, CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.

Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory fines and bans on processing personal information, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and growth prospects.

The withdrawal of the UK from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.

Following the result of a referendum in 2016, the UK left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the European Union, the UK was subject to a transition period until December 31, 2020 (“Transition Period”), during which European Union rules continued to apply. A trade and cooperation agreement (“Trade and Cooperation Agreement”) that outlines the future trading relationship between the UK and the European Union was agreed to in December 2020.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the European Union. For example, the UK is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA and a separate marketing authorization will be required to market our product candidates in the UK. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency in the UK is sufficiently prepared to handle the increased volume of MAAs it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals would delay or prevent us from commercializing our product candidates in the UK or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the European Union, there may be additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period.  Further, should the UK diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future.  We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

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

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our CROs, which could disrupt our clinical timelines, which could have a material adverse impact on our business, prospects, financial condition and results of operations.

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

Further, we are in the process of switching or adding contract manufacturing organizations for both maralixibat and volixibat, which is cost-intensive and time-consuming. The success of these transfers is necessary for continuous supply to clinical trials and potential future commercial demand.

The actions of distributors and specialty pharmacies could affect our ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such distributors and specialty pharmacies could adversely affect our revenues, financial condition, or results of operations.

If maralixibat is approved, we intend to rely on specialty pharmacies or distributors for a considerable portion of product sales. The failure of one or more of these parties could adversely affect our revenues, financial condition or results of operations. Our revenues, financial condition or results of operations may also be affected by fluctuations in buying or distribution patterns of one or more of these parties. These fluctuations may also result from seasonality, pricing, wholesaler inventory objectives, or other factors, including the effects of the COVID-19 pandemic. The COVID-19 pandemic may increase the proportion of uninsured patients in the United States, which may increase utilization of our patient assistance or free drug program.

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

If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, such as the Revenue Interest Purchase Agreement (“RIPA”) with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for purchasers party thereto (the “Purchasers”), and the Purchasers, we may have to relinquish valuable rights to maralixibat, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us. For instance, as part of the RIPA, the Purchasers have the right to receive certain revenue interests from us based on the net sales of maralixibat, once approved, and we have granted the Purchasers a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2020, we had federal and state net operating loss (“NOL”) carryforwards of approximately $123.5 million and $2.6 million, respectively. The federal NOL carryforwards do not expire, and the state NOL carryforwards will begin to expire in 2038, unless previously utilized. We also have federal and state research and development credit carryforwards totaling $14.5 million and $0.9 million, respectively. The federal research and development credit carryforwards will begin to expire in 2038, unless previously utilized. The state research and development credits will not expire.

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

We currently have rights to patent applications in the United States, Europe and other countries covering the methods of treating cholestatic liver diseases using ASBTis, including maralixibat and volixibat, with limited systemic exposure. We also have rights to patent applications in Europe and other countries covering the use of compositions of such ASBTis in treating pediatric cholestatic liver diseases. A patent based on any of these patent applications may never be issued. We do not have patents or patent applications covering maralixibat as a composition-of-matter. Therefore, the primary patent-based intellectual property protection for our maralixibat program will be any patents granted on the pending method-of-use and formulation patent applications.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on July 18, 2019 and to March 8, 2021 has ranged from a low of $6.84 to a high of $26.59. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2020, there were 29,776,544 shares of our common stock outstanding, excluding 256,056 shares subject to repurchase, as described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Our payment obligations under the RIPA may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.

As described in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,’’ on December 8, 2020, we entered into the RIPA. Pursuant to the RIPA, the Purchasers paid us $50.0 million on closing, less certain transaction expenses. We may also be entitled to receive up to approximately $150.0 million in subsequent installments as follows: (i) $65.0 million if the FDA has accepted for review our NDA for maralixibat as a treatment for cholestatic pruritus due to ALGS on or prior to a specified date; (ii) $35.0 million if the FDA has approved maralixibat as a treatment for ALGS on or prior to a specified date; and (iii) up to $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions. As consideration for such payments, the Purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from us based on annual net sales of maralixibat, if approved, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual net sales are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”). The Revenue Interest Payments will initially be 9.75% (at Tier 1) and 2.00% (at Tier 2 and Tier 3) of such annual net sales in a specified territory (the “Covered Territory”); provided that (i) if the Purchasers have received Revenue Interest Payments in an amount equal to or greater than 110.0% of the total payments actually made by the Purchasers to us, exclusive of transaction expenses (the “Cumulative Purchaser Payments”), on or prior to December 31, 2026, the Revenue Interests shall be reduced to 2.00% at Tier 1 and 0.00% at Tier 3 for all subsequent calendar years beginning on January 1, 2027 and (ii) if the Purchasers have not received Revenue Interest Payments in an amount equal to or greater than 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026, the Revenue Interests shall be increased for all subsequent calendar years beginning on January 1, 2027 to a single defined rate (with no separate tiers) that would have provided the Purchasers with an amount equal to 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026 had such rate applied to Tier 1 of initial Revenue Interest Payments. The Purchasers’ rights to receive the Revenue Interest Payments shall terminate on the date on which the Purchasers have received Revenue Interest Payments of 195.0% of the Cumulative Purchaser Payments, unless the RIPA is terminated earlier. The RIPA and the revenue interest stream payable to the Purchasers could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain revenue interests to the Purchasers and will not be available to fund future operations. Additionally, we may have increased vulnerability to adverse general economic and industry conditions. Payment requirements under the RIPA will increase our cash outflows. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are required to secure funding, we may not be able to do so on terms acceptable to us, or at all. Failure to pay certain amounts to the Purchasers when due would result in a default under the RIPA and result in foreclosure on certain of our assets which would have a material adverse effect on our operations and financial condition. The RIPA contains customary affirmative and negative non-financial covenants and events of default, including covenants and restrictions that, among other things, grant a senior security interest in our assets and restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, and engage in asset sales. Additionally, the Purchasers under the RIPA have an option (the “Put Option”) to terminate the RIPA and to require us to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect (which can include adverse developments related to the regulatory approval of our product candidates) or a change of control. The triggering of the Put Option, including by our failure to comply with these covenants, could permit the Purchasers to declare certain amounts to be immediately due and payable. Further, if we are liquidated, the Purchasers’ right to repayment would be senior to the rights of the holders of our common stock. Any triggering of the Put Option or other declaration by the Purchasers of an event of default under the RIPA could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.

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

General Risk Factors

Our computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer cybersecurity incidents and other disruptions, including the theft of our intellectual property.

In the course of our business, we collect, store and transmit proprietary, confidential and sensitive information, including personal information. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties on which we depend to operate our business, may be vulnerable to security breaches, loss, damage, corruption, unauthorized access, use or disclosure or misappropriation. Such incidents may also result from errors or malfeasance by our personnel or the personnel of the third parties with which we work, malware, viruses, software vulnerabilities, hacking, denial of service attacks, social engineering (including phishing), ransomware, credential stuffing or other cyberattacks, including attacks by state-sponsored organizations or sophisticated groups of hackers.

While we have developed systems and processes designed to protect the integrity, confidentiality and security of the confidential and personal information under our control, we cannot assure you that our security measures or those of the third parties we depend on will be effective in preventing cybersecurity incidents. There are many different and rapidly evolving cybercrime and hacking techniques, and we may be unable to anticipate attempted security breaches, identify them before our information is exploited, or react in a timely manner.

Additionally, as a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks and unauthorized dissemination of proprietary or confidential information, any of which could have a material adverse effect on our business.

Although, to our knowledge, we have not experienced a material system failure or cybersecurity incident to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. Cybersecurity incidents and any unauthorized access or disclosure of our information or intellectual property could also compromise our intellectual property and patent portfolio, expose sensitive business information, expose the personal information of our employees, require us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Such incidents could also subject us to significant liability, harm our competitive position and delay the further development and commercialization of our product candidates.

Our insurance coverage may not be adequate for cybersecurity liabilities, may not continue to be available to us on economically reasonable terms, or at all, and any insurer may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Each fiscal year, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Holders of Common Stock

As of March 5, 2021, there were 30,419,707 shares of our common stock outstanding held by approximately 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

Not applicable.

Use of Proceeds

We commenced our initial public offering (“IPO”) pursuant to the registration statement on Form S-1 (File No. 333-232251) that was declared effective on July 17, 2019 and registered an aggregate of 5,750,000 shares of our common stock. On July 17, 2019, we sold 5,000,000 shares of our common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $75.0 million. In July 2019, we completed our IPO. Citigroup Global Markets Inc., Evercore Group L.L.C. and Guggenheim Securities LLC served as joint book-running managers. Raymond James & Associates, Inc. served as lead manager. Roth Capital Partners, LLC served as co-manager.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents and investments. Through December 31, 2020, we have used approximately $19.0 million of the net proceeds from our IPO. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in our prospectus dated July 17, 2019 that forms a part of our Registration Statement on Form S-1 (File No. 333-232251), as filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 18, 2019. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our clinical trials. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of a late-stage pipeline of novel therapies for debilitating liver diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear. Our pipeline consists of two clinical-stage product candidates with mechanisms of action that have potential utility across a wide range of orphan cholestatic liver diseases. We are developing maralixibat for the treatment of pediatric patients with Alagille syndrome (“ALGS”), progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). In the third quarter of 2020, we initiated a rolling submission of a New Drug Application (“NDA”), for the treatment of cholestatic pruritus in patients with ALGS to the U.S. Food and Drug Administration (“FDA”) and subsequently completed our NDA submission in January 2021. We are planning for a potential launch in ALGS in the second half of 2021. We have also submitted a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for maralixibat for the treatment of PFIC2, which has been accepted for review. In parallel, we are also conducting the Phase 3 MARCH clinical trial in PFIC evaluating higher doses of maralixibat in a broader population of PFIC subtypes, for which we expect to complete enrollment in the second quarter of 2021 and announce topline data in early 2022. Additionally, we have initiated recruitment for the EMBARK Phase 2 clinical trial for BA. We are developing volixibat for the treatment of adult patients with cholestatic liver diseases, including primary sclerosing cholangitis (“PSC”), intrahepatic cholestasis of pregnancy (“ICP”) and primary biliary cholangitis (“PBC”). We dosed the first patient in the VISTAS Phase 2b clinical trial of volixibat in PSC in January 2021, and we have initiated recruitment for the OHANA clinical trial of ICP. We expect to dose the first patient in the clinical trial of volixibat in PBC in the second half of 2021.

We were incorporated in May 2018 and commenced operations in November 2018. To date, we have focused primarily on acquiring and in-licensing our product candidates, maralixibat and volixibat, organizing and staffing our company, business planning, raising capital, advancing our product candidates through clinical development and preparing for commercialization of maralixibat.

We have a limited operating history and incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We have no products approved for commercial sale and have never generated any revenues from product sales. We have funded our operations to date primarily through debt and equity financings.

Financing Transactions

In July 2019, we completed our initial public offering (“IPO”) pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds of $67.2 million after deducting underwriting discounts, commissions and offering expenses payable by us. Upon the closing of our IPO, all outstanding shares of our Series A convertible preferred stock automatically converted into 14,969,118 shares of our common stock.

In January 2020, we completed a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses payable by us.

In August 2020, the Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into a sales agreement (“Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the year ended December 31, 2020, we sold 305,969 shares of common stock in at-the-market offerings pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of December 31, 2020.

In December 2020, we completed an underwritten public offering of our common stock pursuant to the Shelf Registration. We sold 3,750,000 shares of common stock at a price of $20.00 per share, resulting in net proceeds of $70.0 million after deducting underwriting discounts, commissions and offering expenses. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 562,500 additional shares of our common stock at the public offering price, less the underwriting discounts and commissions. In January 2021, the underwriters exercised their option for 375,654 shares of our common stock, resulting in net proceeds of $7.1 million after deducting underwriting discounts.

In December 2020, we entered into a Revenue Interest Purchase Agreement (“RIPA”) with Mulholland SA LLC, an affiliate of Oberland Capital LLC (“Oberland”), as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, pursuant to which the Purchasers paid us $50.0 million on closing, less certain issuance costs. We may also be entitled to receive up to an additional $100.0 million upon certain regulatory approval of our product candidates and up to an additional $50.0 million at the option of the Purchasers to finance in-license or other acquisitions (“Purchaser Payments”). As consideration for the Purchaser Payments, the Purchasers have the right to receive certain revenue interests (the “Revenue Interests”) from us based on the net sales of maralixibat, if approved, which will be tiered payments ranging from 2.00% to 9.75% of our net sales in the covered territory. The initial Revenue Interest rate of 9.75% will decrease upon certain revenue achievements. The Purchasers’ rights to receive such payments shall terminate on the date on which the Purchasers have received payments totaling 195.0% of the total payments made by the Purchasers to the Company, exclusive of transaction expenses, unless the RIPA is terminated earlier. Refer to Note 6 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

Concurrently with our entry into the RIPA, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with TPC Investments II LP, TPC Investments Solutions LP and TPC Investments Solutions Co-Invest LP, each of which is an affiliate of Oberland. Pursuant to the Stock Purchase Agreement, we issued an aggregate of 509,164 shares of our common stock at a price per share of $19.64, resulting in net proceeds to us of $10.0 million.

Financial Overview

Our net loss was $103.3 million and $52.6 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $173.2 million and cash, cash equivalents and investments of $231.8 million.

We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities, continue commercial preparation activities for maralixibat, and seek regulatory approvals for our product candidates, as well as hire additional personnel and protect our intellectual property. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and non-clinical studies and our expenditures on other research and development activities.

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

Accordingly, until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including through the RIPA, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate the development of one or more of our product candidates or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

COVID-19

The COVID-19 pandemic has had a significant economic impact across the global marketplace presenting challenges to maintaining business continuity. We are working diligently to ensure the advancement of all of our clinical development programs in the safest manner possible. While we are unable to reliably estimate the duration or extent of any potential business disruption or financial impact during this time, we remain committed to (i) prioritizing the safety, health and well-being of patients, their caregivers, healthcare providers and our employees; (ii) ensuring patients are well supported and have continued uninterrupted access to our product candidates, for which we currently do not expect any supply disruption; and (iii) advancing our clinical trials. Examples include a “Work from Home Policy” for our employees and access to home health care to assist families with safer participation in our trials.

Although we did not see a significant financial impact to our business operations as a result of COVID-19 for the year ended December 31, 2020, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as temporary closures of our offices or those of our third-party manufacturers or suppliers, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

We continue to believe that existing cash, cash equivalents and investments and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures, debt service requirements and other business development initiatives that we plan to strategically pursue. However, should the COVID-19 pandemic and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing new medicines and successfully commercializing our products.

Assignment and License Agreement with Shire (Takeda)

In November 2018, we entered into an assignment and license agreement (“Shire License Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda Pharmaceutical Company Limited, in which we were granted an exclusive, royalty bearing worldwide license to develop and commercialize our two product candidates, maralixibat and volixibat. As part of the Shire License Agreement, we were assigned license agreements held by Shire with Satiogen Pharmaceuticals, Inc. (“Satiogen” and altogether, the “Satiogen License”), Pfizer Inc. (“Pfizer”), and Sanofi-Aventis Deutschland GmbH (“Sanofi”), collectively the Assigned License Agreements (“Assigned License Agreements”). In partial consideration for the rights granted to us under the Shire License Agreement, we made an upfront payment to Shire of $7.5 million and issued Shire 1,859,151 shares of our common stock with an estimated fair value of $7.0 million.

Under the Shire License Agreement and Assigned License Agreements, we have paid aggregate development milestones of $3.0 million in July 2019 related to initiation of the Phase 3 MARCH clinical trial of maralixibat in PFIC, $10.0 million in December 2020 upon acceptance of an MAA filing to the EMA for maralixibat for the treatment of PFIC2 and $2.0 million in January 2021 associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC. Development milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development.

See Note 7 to our consolidated financial statements included elsewhere in this Annual Report.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses primarily relate to clinical development and manufacturing activities of our product candidates. Our research and development expenses include or could include:

•	salaries and related expenses for employee personnel, including benefits, travel and expenses related to stock-based compensation granted to personnel in development functions;
•	external expenses paid to clinical trial sites, contract research organizations and consultants that conduct our clinical trials;
•	expenses related to drug formulation development and the production of clinical trial supplies, including fees paid to contract manufacturers;
•	licensing milestone payments related to development or regulatory events;
•	expenses related to non-clinical studies;
•	expenses related to compliance with drug development regulatory requirements; and
•	other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and other supplies.

We expense research and development costs as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Because our product candidates are still in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates or whether, or when, we may achieve profitability. However, as we add additional development programs, our research and development expenses will increase. We do not track costs on a project-by-project basis. As our programs advance, we intend to track the external and internal cost of each program.

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

We expect that our general and administrative expenses will increase as we expand our operating activities, including commercial preparation activities and increased headcount.

Interest Income

Interest income consists of interest earned on our cash equivalents and investments.

Interest Expense

Interest expense for the year ended December 31, 2020 was related to the RIPA. Costs during the year consist primarily of costs associated with our credit facility and non-cash interest costs associated with the amortization of the related debt discount and deferred issuance costs.

Other Expense, Net

Other expense, net consists of transactional currency exchange loss.

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

Revenue Interest Liability

In December 2020, we entered into the RIPA to support the commercialization and further development of maralixibat and provide for other working capital needs. We recorded a revenue interest liability related to the RIPA on our consolidated balance sheet on the date we entered into the RIPA, which is presented net of issuance costs and a debt discount. We impute interest expense associated with this liability using the effective interest rate method. The estimated effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. Interest expense and amortization of our issuance costs and debt discount is recognized over the estimated term in our consolidated statements of operations. The interest rate on the liability may vary during the term of the agreement primarily due to the level of forecasted net sales. We evaluate the interest rate quarterly based on our current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales could materially impact the revenue interest liability, interest expense and the time period for repayment.

At December 31, 2020, the revenue interest liability is calculated using our current estimate of global forecasted net sales of maralixibat for our planned commercial launch and impacted by a debt discount comprising the estimated value of a bifurcated derivative liability and issuance costs incurred. As our product candidates are not yet approved for sale, the estimated probability and timing or amounts of repayment is likely to change each reporting period.

The fair value of the derivative liability is valued using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability. The estimated probability and timing of underlying events triggering the exercisability of the derivative liability bifurcated from within the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We accrue and expense clinical trial activities performed by third parties based upon estimates of the proportion of work completed over the life of the individual study and patient enrollment rates in accordance with agreements established with clinical research organizations, clinical trial sites and other vendors associated with the clinical trials. We determine the estimates by reviewing contracts, vendor agreements and purchase orders and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

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

The Black-Scholes option-pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

•

Fair value of common stock—For grants prior to our IPO in July 2019, the fair value of our common stock underlying share-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For all grants subsequent to our IPO in July 2019, the fair value of common stock is determined by using the closing price per share of common stock as reported on the Nasdaq Global Market.

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

For the years ended December 31, 2020 and 2019, stock-based compensation was $12.6 million and $6.1 million, respectively. As of December 31, 2020, we had $33.3 million of total unrecognized stock-based compensation which we expect to recognize over a weighted-average period of 2.7 years.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$81,605	$42,991	$38,614
General and administrative	22,691	11,752	10,939
Total operating expenses	104,296	54,743	49,553
Loss from operations	(104,296)	(54,743)	(49,553)
Other income (expense):
Interest income	1,559	2,232	(673)
Interest expense	(335)	—	(335)
Other expense, net	(192)	(21)	(171)
Net loss before provision for income taxes	(103,264)	(52,532)	(50,732)
Provision for income taxes	6	21	(15)
Net Loss	$(103,270)	$(52,553)	$(50,717)

Research and Development Expenses

Research and development expenses were $81.6 million for the year ended December 31, 2020, an increase of $38.6 million compared to the year ended December 31, 2019. The increase was primarily due to $12.3 million related to manufacturing activities supporting NDA registration activities and clinical supply chain, $10.2 million of personnel and other compensation related expenses, including an increase in stock-based compensation of $2.8 million, reflecting an increase in the number of development employees to support the increase in our clinical trials and development activities, $10.0 million of development milestone expense incurred upon acceptance of an MAA filing to the EMA for maralixibat for the treatment of PFIC2, $6.6 million of clinical trial expenses consisting of approximately $5.0 million for newly initiated volixibat clinical trials in PSC and ICP and $1.6 million for maralixibat primarily related to BA, $2.8 million of consulting expenses associated with our increased clinical, manufacturing and regulatory activities, and $0.9 million associated with quality assurance systems and resources in connection with regulatory filings. These increases were partially offset by a decrease of $3.0 million associated with development milestone expense related to the initiation of the Phase 3 MARCH clinical trial incurred during 2019, $1.1 million for clinical trial expenses related to natural history studies associated with PFIC and a decrease of $0.4 million for expenses related to transition services provided by Shire in 2019.

General and Administrative Expenses

General and administrative expenses were $22.7 million for the year ended December 31, 2020, an increase of $10.9 million compared to the year ended December 31, 2019. The increase was primarily due to $6.5 million of personnel and other compensation related expenses including an increase in stock-based compensation of $3.7 million, reflecting an increase in our number of administrative employees to support increased requirements of operating as a public company, such as regulatory requirements and compliance, and commercial preparation activities for maralixibat, $2.1 million of expenses associated with operating as a public company primarily related to increased costs of insurance and audit and tax fees, $1.7 million of professional and consulting services primarily associated with commercial preparation activities for maralixibat, and $0.6 million of expenses related to other general and administrative expenses.

Interest Income

Interest income was $1.6 million for the year ended December 31, 2020, a decrease of $0.7 million compared to the year ended December 31, 2019. The decrease was primarily due to lower interest earned on our cash equivalents and investment balances compared to the prior year largely a result of current economic conditions.

Interest Expense

Interest expense was $0.3 million for the year ended December 31, 2020 compared to zero for the year ended December 31, 2019.  The increase was related to the accreted interest on the revenue interest liability in connection with the RIPA.

Liquidity and Capital Resources

Overview

We had $231.8 million of cash, cash equivalents and investments as of December 31, 2020 compared to $140.0 million as of December 31, 2019. Since inception, we have incurred operating losses and negative cash flows from operations. As of December 31, 2020, we had an accumulated deficit of $173.2 million.

In July 2019, we completed our IPO, pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds of $67.2 million after deducting underwriting discounts, commissions and offering expenses payable by us.

In January 2020, we completed a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses payable by us.

In August 2020, SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the Sales Agreement with SVB Leerink, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the year ended December 31, 2020, we sold 305,969 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of December 31, 2020.

In December 2020, we completed an underwritten public offering of our common stock pursuant to the Shelf Registration. We sold 3,750,000 shares of common stock at a price of $20.00 per share, resulting in net proceeds of $70.0 million after deducting underwriting discounts, commissions and offering expenses. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 562,500 additional shares of our common stock at the public offering price, less the underwriting discounts and commissions. In January 2021, the underwriters exercised their option for 375,654 shares of our common stock resulting in net proceeds of $7.1 million after deducting underwriting discounts.

Pursuant to the RIPA, we received a net upfront cash payment of $49.3 million after deducting issuance costs, and may be entitled to receive up to an additional $100.0 million upon certain regulatory events related to our product candidates and up to an additional $50.0 million at the option of the Purchasers to finance in-license or other acquisitions. In return, the Purchasers will have a right to receive Revenue Interests based on net sales of maralixibat, if approved. As of December 31, 2020, we have not generated any revenue from product sales, and we anticipate that we will continue to incur losses for the foreseeable future.

Pursuant to the Stock Purchase Agreement, entered into concurrently with our entry into the RIPA, we issued an aggregate of 509,164 shares of our common stock at a price per share of $19.64, resulting in net proceeds to us of $10.0 million.

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

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, continue commercial preparation activities for maralixibat, hire additional staff, including clinical, scientific, operational, financial and management personnel and pay potential development and commercial milestones in connection with our license agreements.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures, including commercial planning expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Until such time, if ever, as we can generate substantial product revenue from sales of maralixibat, volixibat or any future product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, revenue interest purchase agreements and potential collaboration, license or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through the RIPA, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash, cash equivalents and investments, sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of commercialization activities if our product candidates or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;
•	the cost of establishing sales and marketing activities;
•	the number and characteristics of any future product candidates we develop or acquire;
•	the timing of any cash milestone payments pursuant to the Shire License Agreement as well as our other license and acquisition agreements if we successfully achieve certain predetermined milestones;
•	our ability to forecast demand for our products, scale our supply to meet that demand and manage working capital effectively
•	the cost of manufacturing our product or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;

•	our ability to establish and maintain strategic collaborations, the RIPA, licensing or other arrangements and the financial terms of any such agreements that we may enter into;
•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•

the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs related to maralixibat and volixibat, and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

Cash Flows

The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(89,075)	$(39,362)
Net cash provided by (used in) investing activities	37,874	(127,781)
Net cash provided by financing activities	181,288	127,177
Effect of exchange rate on cash and cash equivalents	29	(27)
Net increase (decrease) in cash and cash equivalents	$130,116	$(39,993)

Cash Used in Operating Activities

Net cash used in operating activities was $89.1 million for the year ended December 31, 2020, reflecting our net loss of $103.3 million partially offset by non-cash items of $13.6 million. Non-cash items consisted primarily of $12.6 million of stock-based compensation, $0.6 million of depreciation and amortization of our fixed assets and our operating lease right-of use assets and $0.3 million of interest expense in connection with the RIPA. Additionally, cash used in operating activities reflected changes in net operating assets of $0.6 million, consisting primarily of a $3.7 million increase in accounts payable, accrued expenses and other liabilities due to clinical and manufacturing activities, offset by a $1.8 million increase to prepaid expenses primarily associated with clinical and manufacturing activities, $1.0 million increase in long term assets primarily associated with advances to vendors associated with our clinical trials, and a $0.4 million decrease in our operating lease liability.

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

Cash Used in Investing Activities

Net cash provided by investing activities was $37.9 million for the year ended December 31, 2020 primarily due to proceeds of $85.9 million from maturities of investments and proceeds of $26.8 million from paydowns of investments, partially offset by $74.6 million used in purchases of investments and $0.2 million used for purchases of property and equipment.

Net cash used in investing activities was $127.8 million for the year ended December 31, 2019 due to the purchases of $152.0 million of investments and the purchases of $0.3 million of property and equipment, partially offset by proceeds from maturities of investments of $24.5 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $181.3 million for the year ended December 31, 2020, due to net proceeds of $44.7 million received from the completion of a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a price of $20.00 per share, net proceeds of $70.0 million received from completion of a public offering of our common stock pursuant to which we sold an aggregate of 3,750,000 shares of common stock at $20.00 per share, net proceeds of $49.6 million pursuant to the RIPA, net proceeds of $10.0 million pursuant to the Stock Purchase Agreement entered into in connection with the RIPA for the sale of an aggregate of 509,164 shares of our common stock at a price per share of $19.64, net proceeds of $6.3 million from the sale of common stock under the Sales Agreement with SVB Leerink, pursuant to which we sold an aggregate of 305,969 shares of common stock at a weighted-average price of $21.55 per share, and proceeds of $0.8 million from the issuance of common stock pursuant to the exercise of outstanding options pursuant to our equity incentive plans. These proceeds were offset by the payment of $0.2 million for deferred offering costs associated with the Shelf Registration. The deferred offering costs are reflected as other assets on our consolidated balance sheet until such time as we complete sales of shares under the Shelf Registration.

Net cash provided by financing activities was $127.2 million for the year ended December 31, 2019, primarily due to $67.2 million in net proceeds received from our IPO and $60.0 million in net proceeds from the issuance of 59,844,699 shares of Series A convertible preferred stock.

Contractual Obligations

The following table summarizes our principal contractual obligations and commitments as of December 31, 2020 that will affect our future liability (in thousands):

	Payments due by period
	Total	Less than	1 – 3	3 – 5	More than
		1 year	Years	Years	5 years
Operating lease obligations(1)	$3,844	$869	$2,745	$230	$—
(1)

Consists of leases for our corporate headquarters encompassing approximately 11,200 square feet of office space that expires in March 2025, and the lease for our office space in Basel, Switzerland encompassing approximately 1,400 square feet that expires in May 2024.

The above table does not include our obligations under the RIPA as products are not yet approved for sale and the timing or amounts of repayment is likely to change each reporting period. Refer to Note 6 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for further information.

From time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims, including the Shire License Agreement, RIPA, and certain real estate leases, supply purchase agreements, and agreements with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our consolidated balance sheet for the periods presented.

We enter into contracts in the normal course of business with clinical research organizations and clinical sites for the conduct of clinical trials, non-clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Contractual Arrangements

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. Under the Shire License Agreement and Assigned License Agreements, we have paid development milestones of $3.0 million in July 2019 related to initiation of the Phase 3 MARCH clinical trial, $10.0 million in December 2020 upon acceptance of an MAA filing to the EMA for maralixibat for the treatment of PFIC2 and $2.0 million in January 2021 associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving the remaining future milestones or making future product sales and, therefore, any related payments are not included herein. For additional information regarding these license agreements, including our payment obligations thereunder, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of December 31, 2020 consist of readily available checking, money market funds, and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

We have entered into the RIPA. Our primary exposure to market risk is that the interest rate on the liability may vary during the term of the agreement primarily due to the level of forecasted net sales. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. We do not believe a change in interest rate has had a material effect on our results of operations during the year ended December 31, 2020.

Foreign Currency Rate Risk

Our operations include activities in the United States and Switzerland. In addition, we contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Swiss Franc and the Euro, we do not currently believe that foreign currency could have a significant impact.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mirum Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mirum Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock, redeemable common stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

March 9, 2021

Mirum Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$142,086	$11,970
Short-term investments	89,734	104,690
Prepaid expenses and other current assets	4,530	2,703
Total current assets	236,350	119,363
Long-term investments	—	23,292
Property and equipment, net	1,293	1,372
Operating lease right-of-use assets	1,949	2,361
Other assets	1,272	324
Total assets	$240,864	$146,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,151	$3,351
Accrued expenses	13,411	9,328
Operating lease liabilities	636	397
Derivative liability	1,264	—
Total current liabilities	18,462	13,076
Revenue interest liability, net	47,651	—
Operating lease liabilities, noncurrent	2,627	3,251
Other liabilities	29	36
Total liabilities	68,769	16,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2020 and 2019, respectively; zero shares issued and outstanding as of December 31, 2020 and 2019, respectively; and liquidation value of $0 as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 30,032,600 shares issued and 29,776,544 shares outstanding, excluding 256,056 shares subject to repurchase as of December 31, 2020; and 22,989,987 shares issued and 22,600,338 shares outstanding, excluding 389,649 shares subject to repurchase as of December 31, 2019	3	2
Additional paid-in capital	345,180	200,119
Accumulated deficit	(173,171)	(69,901)
Accumulated other comprehensive income	83	129
Total stockholders’ equity	172,095	130,349
Total liabilities and stockholders’ equity	$240,864	$146,712

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$81,605	$42,991
General and administrative	22,691	11,752
Total operating expenses	104,296	54,743
Loss from operations	(104,296)	(54,743)
Other income (expense):
Interest income	1,559	2,232
Interest expense	(335)	—
Other expense, net	(192)	(21)
Net loss before provision for income taxes	(103,264)	(52,532)
Provision for income taxes	6	21
Net loss	$(103,270)	$(52,553)
Net loss per share, basic and diluted	$(4.09)	$(4.58)
Weighted-average shares of common stock outstanding, basic and diluted	25,251,968	11,486,367

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(103,270)	$(52,553)
Other comprehensive gain (loss):
Unrealized (loss) gain on available-for-sale investments	(75)	156
Cumulative translation adjustments	29	(27)
Comprehensive loss	$(103,316)	$(52,424)

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock,

Redeemable Common Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Series A Redeemable Convertible Preferred Stock		Redeemable Common Stock		Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 31, 2018	59,908,284	$59,849	1,859,151	$6,990	—	$—	636,719	$1	$34	$(17,348)	$—	$(17,313)
Issuance of Series A redeemable convertible preferred stock at $1.00259507 per share, net of issuance costs of $23	59,844,699	59,977	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs of $7,800	—	—	—	—	—	—	5,000,000	—	67,200	—	—	67,200
Conversion of Series A redeemable convertible preferred stock into common stock on initial public offering	(119,752,983)	(119,826)	—	—	—	—	14,969,118	1	119,825	—	—	119,826
Reclassification of redeemable common stock into common stock on initial public offering	—	—	(1,859,151)	(6,990)	—	—	1,859,151	—	6,990	—	—	6,990
Restricted common stock vested in the period	—	—	—	—	—	—	135,350	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,070	—	—	6,070
Net loss	—	—	—	—	—	—	—	—	—	(52,553)	—	(52,553)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	129	129
Balance as of December 31, 2019	—	$—	—	$—	—	$—	22,600,338	$2	$200,119	$(69,901)	$129	$130,349
Issuance of common stock in underwritten public offerings, net of issuance costs of $8,322	—	—	—	—	—	—	6,150,000	1	114,678	—	—	114,679
Issuance of common stock in connection with Revenue Interest Purchase Agreement	—	—	—	—	—	—	509,164	—	10,766	—	—	10,766
Issuance of common stock in at-the-market offerings, net of issuance costs of $314	—	—	—	—	—	—	305,969	—	6,279	—	—	6,279
Issuance of common stock in connection with common stock option exercises	—	—	—	—	—	—	47,604	—	328	—	—	328
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	—	—	—	—	29,876	—	456	—	—	456
Restricted common stock vested in the period	—	—	—	—	—	—	133,593	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	12,554	—	—	12,554
Net loss	—	—	—	—	—	—	—	—	—	(103,270)	—	(103,270)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Balance as of December 31, 2020	—	$—	—	$—	—	$—	29,776,544	$3	$345,180	$(173,171)	$83	$172,095

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(103,270)	$(52,553)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	12,554	6,070
Depreciation and amortization	305	139
Amortization of operating lease right-of-use assets	318	185
Non-cash interest expense related to the revenue interest liability	335	—
Net amortization (accretion) on investments	72	(326)
Change in operating assets and liabilities:
Prepaid and other current assets	(1,827)	(2,691)
Operating lease right-of-use assets	94	(33)
Other assets	(954)	(160)
Accounts payable, accrued expenses and other liabilities	3,683	10,058
Operating lease liabilities	(385)	(51)
Net cash used in operating activities	(89,075)	(39,362)
Investing activities
Proceeds from maturities of investments	85,900	24,500
Proceeds from paydown of investments	26,761	—
Purchase of investments	(74,562)	(152,000)
Purchase of property and equipment	(225)	(281)
Net cash provided by (used in) investing activities	37,874	(127,781)
Financing activities
Proceeds from the issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	59,977
Proceeds from issuance of common stock in public offerings, net of issuance costs	121,087	67,200
Proceeds from issuance of common stock in private placement, net of issuance costs	10,000	—
Proceeds from issuance of common stock pursuant to equity award plans	784	—
Proceeds from revenue interest liability, net of issuance costs	49,575	—
Payment of deferred offering costs in connection with the shelf registration and sales agreement	(158)	—
Net cash provided by financing activities	181,288	127,177
Effect of exchange rate on cash and cash equivalents	29	(27)
Net increase (decrease) in cash and cash equivalents	130,116	(39,993)
Cash and cash equivalents at beginning of period	11,970	51,963
Cash and cash equivalents at end of period	$142,086	$11,970
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11	$21
Operating cash flows paid for operating lease	$576	$170
Noncash investing and financing activities:
Revenue interest liability issuance costs included in accrued liabilities	$229	$—
Deferred offering costs included in accrued liabilities	$129	$164
Compound derivative liability related to revenue interest liability	$1,264	$—
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$3,700
Landlord paid tenant improvements	$—	$1,231
Conversion of Series A redeemable convertible preferred stock into common stock on initial public offering	$—	$119,826
Reclassification of redeemable common stock into common stock on initial public offering	$—	$6,990

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

Reverse Stock Split

In July 2019, the Company effected a 1-for-8 reverse stock split of its common stock. The par value and the authorized number of shares of common stock were not adjusted as a result of the reverse stock split. The reverse stock split resulted in an adjustment to the conversion price of the Company’s Series A redeemable convertible preferred stock (the “Series A Preferred Stock”) to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of December 31, 2020, the Company had an accumulated deficit of $173.2 million and cash, cash equivalents and investments of $231.8 million, which are available to fund future operations. The Company believes that its cash, cash equivalents and investments as of December 31, 2020 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying consolidated financial statements. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to the revenue interest liability, accrued research and development expenses, the valuation of derivative liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.

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

There were no significant estimates contained in the preparation of the Company’s consolidated financial statements or impacts to the Company’s consolidated financial statements for the year ended December 31, 2020 that were directly a result of the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term. As of December 31, 2020, property and equipment consisted primarily of leasehold improvements of $1.3 million and furniture and equipment of $0.3 million. As of December 31, 2019, property and equipment consisted primarily of leasehold improvements of $1.3 million and furniture and equipment of $0.2 million. Accumulated depreciation as of December 31, 2020 and 2019 was $0.3 million and $0.1 million, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for any of the periods presented.

Deferred Offering Costs

Deferred offering costs directly related to the Company’s shelf registration and sales agreement primarily consisted of legal, accounting, printing and SEC filing fees. These costs are reclassified to additional paid-in capital on a pro-rata basis as the Company completes offerings under the shelf registration, with any remaining deferred costs to be charged to results of operations at the end of the three-year life of the shelf registration. During the year ended December 31, 2020, the deferred offering costs reclassified to additional paid-in capital as a result of the transactions contemplated under a shelf registration were $59,000.

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

The Company makes estimates of accrued expenses as of each balance sheet date based on facts and circumstances known to the Company at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. The Company has not experienced any material differences between accrued costs and actual costs incurred for the periods presented. Nonrefundable advance payments for goods and services are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Revenue Interest Liability, Net

The revenue interest liability, net, associated with the Revenue Interest Purchase Agreement (“RIPA”) that the Company entered into in December 2020 with Mulholland SA LLC, an affiliate of Oberland Capital LLC (“Oberland”), as agent for purchasers party thereto (the “Purchasers”), and the Purchasers, is presented net of issuance costs and a debt discount on the consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment.

Derivative Liability

The RIPA contains certain features that meet the definition of being embedded derivatives requiring bifurcation as a separate compound financial instrument apart from the RIPA. The derivative liability is initially measured at fair value on issuance and is subject to remeasurement at each reporting period with changes in fair value recognized as other income (expense) in the consolidated statements of operations as the change in fair value of derivative liability.

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

Stock-Based Compensation

The Company recognizes stock-based compensation for all stock-based awards to employees based on the grant-date fair value of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation is recognized net of actual forfeitures when they occur. All stock-based compensation costs are recorded in the consolidated statements of operations and comprehensive loss based upon the underlying employee’s role within the Company.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, contingently issuable employee stock purchase plan shares and contingently issuable overallotment shares because their effect would be anti-dilutive due to the Company’s net loss. Since the Company incurred a net loss in each of the periods presented, basic and diluted net loss per share were the same.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	December 31,
	2020	2019
Options to purchase common stock	5,071,740	3,366,812
Common stock subject to repurchase	256,056	389,649
Employee stock purchase plan contingently issuable	12,931	—
Overallotment shares contingently issuable	562,500	—
Total	5,903,227	3,756,461

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which eliminated the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 assets, the policy for timing and transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modified disclosure requirements for investments in certain entities that calculate net asset value and clarifies the purpose of the measurement uncertainty disclosure. The guidance added requirements to disclose changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. There was no impact on the accompanying consolidated financial statements as of the adoption date, January 1, 2020.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This guidance also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company early adopted this guidance in the fourth quarter of 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new guidance. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 842), which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. In March 2020, the FASB issued ASU No. 2020-3, Codification Improvements to Financial Instruments which makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard and clarifies the following areas (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. For smaller reporting companies, the guidance will be effective during the first quarter of 2023. The Company is in the process of assessing the impact adoption will have on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements.

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$127,783	$—	$—	$127,783
U.S. treasury bills	29,997	—	—	29,997
Corporate debt securities	—	23,201	—	23,201
Commercial paper	—	41,460	—	41,460
U.S. government bonds	—	5,066	—	5,066
Asset-backed securities	—	2,006	—	2,006
Total financial assets	$157,780	$71,733	$—	$229,513
Financial liabilities:
Derivative liability	—	—	1,264	1,264
Total financial liabilities	$—	$—	$1,264	$1,264

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$10,621	$—	$—	$10,621
Corporate debt securities	—	41,668	—	41,668
Commercial paper	—	35,016	—	35,016
U.S. government bonds	—	22,511	—	22,511
Asset-backed securities	—	28,787	—	28,787
Total	$10,621	$127,982	$—	$138,603

The carrying amounts of certain financial instruments such as cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of December 31, 2020 and December 31, 2019 approximate their related fair values due to the short-term maturities of these instruments. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The carrying amount of the revenue interest liability as of December 31, 2020 approximates its fair value and is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the RIPA. The liability is considered a Level 3 input based on the three-level hierarchy. Refer to Note 6 “Revenue Interest Purchase Agreement” for further information.

Derivative Liability

The debt pursuant to the RIPA contains embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability on issuance and at December 31, 2020 using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability on issuance and at December 31, 2020. The estimated probability and timing of underlying events triggering the exercisability of the put options contained within the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of the inception date and December 31, 2020, the discount rate used for valuation to the derivative liability is 15.9%.

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability, classified as Level 3 in the fair value hierarchy:

Balance at January 1, 2020	$—
Initial fair value of derivative liability	1,264
Balance at December 31, 2020	$1,264

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$127,783	—	—	$127,783
U.S. treasury bills	29,995	2	—	29,997
Corporate debt securities	23,126	75	—	23,201
Commercial paper	41,460	—	—	41,460
U.S. government bonds	5,067	—	(1)	5,066
Asset-backed securities	2,001	5	—	2,006
Total cash equivalents and investments	$229,432	$82	$(1)	$229,513
Classified as:
Cash equivalents				$139,779
Short-term investments				89,734
Total cash equivalents and investments				$229,513

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$10,621	$—	$—	$10,621
Corporate debt securities	41,556	113	(1)	41,668
Commercial paper	35,016	—	—	35,016
U.S. government bonds	22,492	19	—	22,511
Asset-backed securities	28,762	25	—	28,787
Total cash equivalents and investments	$138,447	$157	$(1)	$138,603
Classified as:
Cash equivalents				$10,621
Short-term investments				104,690
Long-term investments				23,292
Total cash equivalents and investments				$138,603

As of December 31, 2020, the remaining contractual maturities of available-for-sale debt securities were less than 12 months. During the years ended December 31, 2020 and 2019, there have been no significant realized gains or losses on available-for-sale investments. During the years ended December 31, 2020 and 2019, no investments had been in a continuous unrealized loss position for more than 12 months and the Company did not recognize any other-than-temporary impairment losses on these securities.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued clinical trials	3,673	4,795
Accrued professional service fees	2,157	777
Accrued contract manufacturing and non-clinical costs	2,780	1,540
Accrued compensation and related benefits	4,801	2,216
Total accrued expenses	$13,411	$9,328

6. Revenue Interest Purchase Agreement

In December 2020, the Company entered into the RIPA to obtain financing for the commercialization and further development of maralixibat and other working capital needs. Pursuant to the RIPA, the Company received $50.0 million in December 2020, less certain transaction expenses.

The Company may be entitled to receive up to approximately $150.0 million in subsequent installments as follows: (i) $65.0 million upon acceptance for review by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application submitted by the Company for maralixibat as a treatment for pruritus due to Alagille syndrome (“ALGS”) on or prior to a specified date; (ii) $35.0 million upon FDA approval of maralixibat as a treatment for ALGS on or prior to a specified date; and (iii) up to $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions on or prior to December 31, 2022.

As consideration for such payments, the Purchasers have the right to receive certain revenue interests (the “Revenue Interests”) from the Company based on annual net sales of maralixibat, if approved, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual net sales are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”).

The Revenue Interest Payments will initially be 9.75% (at Tier 1) and 2.00% (at Tier 2 and Tier 3) of such annual net sales. If the Purchasers have received Revenue Interest Payments in an amount equal to or greater than 110.0% of the total payments actually made by the Purchasers to the Company, exclusive of transaction expenses (the “Cumulative Purchaser Payments”), on or prior to December 31, 2026, the Revenue Interests shall be reduced to 2.00% at Tier 1 and 0.00% at Tier 3 for all subsequent calendar years beginning on January 1, 2027. If the Purchasers have not received Revenue Interest Payments in an amount equal to or greater than 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026, the Revenue Interests shall be increased for all subsequent calendar years beginning on January 1, 2027 to a single defined rate (with no separate tiers) that would have provided the Purchasers with an amount equal to 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026 had such rate applied to Tier 1 of initial Revenue Interest Payments. The Purchasers’ rights to receive the Revenue Interest Payments shall terminate on the date on which the Purchasers have received Revenue Interest Payments of 195.0% of the Cumulative Purchaser Payments, unless the RIPA is terminated earlier.

Under the RIPA, the Company has an option (the “Call Option”) to terminate the RIPA and repurchase future Revenue Interests at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the RIPA and to require the Company to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect or a change of control, or upon the 12th anniversary of the first payment made by Purchasers. If the Put Option is exercised prior to the first anniversary of the closing date by the Purchasers (except pursuant to a change of control), the required repurchase price will be 120.0% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests). In all other cases, if the Put Option or the Call Option are exercised, the required repurchase price will be 175.0% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests), if such option is exercised prior to the third anniversary of the closing date, and 195.0% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests) if such option is exercised thereafter.

In addition, the RIPA contains various representations and warranties, information rights, non-financial covenants, indemnification obligations and other provisions that are customary for a transaction of this nature. The Purchaser’s obligations to fund the scheduled installments are subject to certain customary conditions as set forth in the RIPA.

Concurrently with the RIPA, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with certain affiliates of Oberland, pursuant to which the Company sold an aggregate of 509,164 shares of its common stock for an aggregate purchase price of $10.0 million. The $50.0 million received pursuant to the RIPA and $10.0 million received pursuant to the CSPA was allocated between the resulting financial instruments on a relative fair value basis, with $49.2 million allocated to the debt under the RIPA and $10.8 million allocated to the common stock issued under the CSPA.

The Put Options under the RIPA that are exercisable by Purchasers upon certain contingent events were determined to be embedded derivatives requiring bifurcation and separately accounted for as a single compound derivative instrument. The Company recorded the initial fair value of the derivative liability of $1.3 million as a debt discount, which will be amortized to interest expense over the expected term of the debt using the effective interest method.

In connection with the RIPA, as of December 31, 2020, $47.7 million was recorded as a revenue interest liability on the consolidated balance sheet. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded $0.3 million in interest expense related to this arrangement for the year ended December 31, 2020.

The Company incurred $0.7 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s net sales will reduce the revenue interest liability.

The following table summarizes the revenue interest liability activity during the year ended December 31, 2020 (in thousands):

Revenue interest liability at inception	$49,234
Interest expense recognized	335
Capitalized issuance costs	(654)
Debt discount from embedded derivatives	(1,264)
Revenue interest liability at December 31, 2020	$47,651

7. Asset Acquisitions

Assignment and License Agreement with Shire International GmbH (Takeda)

In November 2018, the Company entered into an Assignment and License Agreement (the “Shire Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda Pharmaceutical Company Limited, and made an upfront payment to Shire of $7.5 million and issued Shire 1,859,151 shares of redeemable common stock with an estimated fair value of $7.0 million, or $3.76 per share. Under the terms of the Shire

Agreement, Shire granted the Company an exclusive, royalty bearing worldwide license to develop and commercialize its two product candidates, maralixibat and volixibat. As part of the Shire Agreement, the Company was assigned license agreements held by Shire with Satiogen Pharmaceuticals, Inc. (“Satiogen”), Pfizer Inc. (“Pfizer”) and Sanofi-Aventis Deutschland GmbH (“Sanofi”). The Company has the right to sublicense under the Shire Agreement and additionally has the right to sublicense under the Satiogen, Pfizer and Sanofi licenses subject to the terms of those license agreements.

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for maralixibat in certain indications and an additional $25.0 million upon regulatory approval of maralixibat for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to maralixibat and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. The Company paid development milestones of $2.5 million in July 2019 related to the initiation of the Phase 3 MARCH clinical trial of maralixibat in PFIC and $10.0 million in December 2020 upon acceptance of an MAA filing to the EMA for maralixibat for the treatment of PFIC2. Development milestones achieved prior to regulatory approval of the product are expensed by the Company in the period incurred as research and development. As of December 31, 2020, no additional milestones have been accrued as there were no other potential milestones yet considered probable. In January 2021, the Company achieved a development milestone pursuant to the Shire License Agreement, which triggered a $2.0 million payment by the Company to Shire associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC.

In January 2019, the Company also entered into a Transition Services Agreement (“TSA”) with Shire, which covered services provided by Shire to transfer the research and development activities and the related know-how from Shire to the Company, including continuation of work on any existing clinical trials and manufacturing activities until fully transferred. All transition services were completed and all pass-through costs were settled as of June 30, 2019. As such, for the year ended December 31, 2020, there were no expenses for Shire provided services or pass-through costs recorded. The Company recorded $0.4 million for services provided by Shire under the TSA for the year ended December 31, 2019. Additionally, the Company recorded a reduction of estimated expenses of $0.1 million for pass-through costs related to continuation of work on existing clinical trials and manufacturing activities for the year ended December 31, 2019. The reduction of estimated expenses for the year ended December 31, 2019 was related to a final reconciliation of expenses and agreement on final amounts due to Shire.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement. In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH clinical trial of maralixibat in PFIC and made a $0.5 million payment to Satiogen, which was expensed by the Company as research and development expense. As of December 31, 2020, no additional milestones had been accrued as there were no other potential milestones yet considered probable.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. As of December 31, 2020, no milestones had been accrued as there were no potential milestones yet considered probable.

8. Leases

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

The ROU and corresponding lease liabilities were estimated using a weighted-average incremental borrowing rate of 8.0%.

As of December 31, 2020, the Company recorded an aggregate ROU asset of $1.9 million and an aggregate lease liability of $3.3 million in the accompanying consolidated balance sheet. The weighted-average remaining lease term is 4.1 years.

As of December 31, 2020, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Year Ended December 31,	Undiscounted Rent Payments
2021	869
2022	893
2023	922
2024	930
2025	230
Thereafter	—
Total undiscounted lease payments	3,844
Less: imputed interest	(581)
Total lease liability	$3,263

Rent expense was $0.6 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively. Variable lease payments for lease operating expenses were immaterial for the years ended December 31, 2020 and 2019.

9. Stockholders’ Equity (Deficit)

Common Stock

In July 2019, the Company completed its initial public offering (“IPO”) of its common stock. In connection with its IPO, the Company issued and sold 5,000,000 shares of its common stock at a price of $15.00 per share. As a result of the IPO, the Company received $67.2 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. At the closing of the IPO, 119,752,983 shares of outstanding Series A Preferred Stock were automatically converted into 14,969,118 shares of common stock, and 1,859,151 shares of redeemable common stock were reclassified into permanent equity due to the expiration of the deemed redemption feature. Following the IPO, there were no shares of Series A Preferred Stock or shares of redeemable common stock outstanding.

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

In January 2020, the Company completed a follow-on public offering of its common stock, pursuant to which the Company sold 2,400,000 shares of common stock at a price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses.

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the year ended December 31, 2020, the Company sold 305,969 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of December 31, 2020.

In December 2020, the Company completed an underwritten public offering of its common stock pursuant to the Shelf Registration. The Company sold 3,750,000 shares of common stock at a price of $20.00 per share, resulting in net proceeds of $70.0 million after deducting underwriting discounts, commissions and offering expenses. In addition, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 562,500 additional shares of its common stock at the public offering price, less the underwriting discounts and commissions. In January 2021, the underwriters partially exercised their option and purchased 375,654 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds of $7.1 million after deducting underwriting discounts.

As of December 31, 2020 and 2019, 256,056 and 389,649 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	December 31,
	2020	2019
Stock options issued and outstanding	5,071,740	3,366,812
Reserved for future stock awards or option grants	2,009,410	1,112,443
Reserved for employee stock purchase plan	700,023	500,000
Reserved for overallotment shares	562,500	—
	8,343,673	4,979,255

10. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 1,401,443 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan, including 101,443 shares that remained available for issuance under the 2018 Plan as of July 17, 2019. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2020, 1,093,210 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In December 2020, the Company’s board of directors authorized an additional 750,000 shares of the Company’s common stock for future issuance. As of December 31, 2020, 916,200 shares of common stock were available for issuance under the 2020 Inducement Plan.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following period:

Year ended December 31,
	2020	2019
Exercise price	$10.40-$26.59	$2.94-$15.00
Expected term (in years)	5.5-6.1	5.5-6.3
Expected volatility	77.07%-95.85%	73.88%-84.59%
Risk-free interest rate	0.33%-1.73%	1.41%-2.46%
Expected dividend yield	—	—
Grant date fair value of options granted	$7.38-$20.21	$5.10-$10.46

The following table summarizes stock option activity during the year ended December 31, 2020 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	3,366,812	$5.14	9.3	$65,235
Granted	2,070,267	$17.87
Exercised	(47,604)	$6.90
Canceled and forfeited	(317,735)	$10.45
Outstanding as of December 31, 2020	5,071,740	$9.99	8.6	$40,631
Vested and exercisable as of December 31, 2020	1,468,291	$5.12	8.1	$18,289

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2020 and 2019 was $12.70 and $8.29 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020 was $0.5 million. There were no options exercised during the year ended December 31, 2019. As of December 31, 2020, the total unrecognized stock-based compensation related to unvested stock option awards granted was $33.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

In January 2021, the Company granted stock options to purchase an aggregate of 1,065,200 shares of common stock pursuant to the 2019 Plan at a weighted-average exercise price of $19.19 per share and stock options to purchase an aggregate of 126,400 shares of common stock pursuant to the 2020 Inducement Plan at a weighted-average exercise price of $19.89 per share.

Restricted Stock

In November 2018, in connection with the issuance of the Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The modified shares have a four-year vesting period and a measurement date fair value of $2.936 per share. For the years ended December 31, 2020 and 2019, 133,593 and 135,350 shares vested, respectively. The total fair value of shares vested during the years ended December 31, 2020 and 2019 was $0.4 million and $0.4 million, respectively, which was recorded as stock-based compensation in the consolidated statement of operations. As of December 31, 2020, the total unrecognized compensation expense related to unvested restricted stock was $0.8 million expected to be recognized over a weighted-average period of approximately 1.9 years.

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. As of December 31, 2020, 29,876 shares were issued under the ESPP and the Company had 700,023 shares available for future issuance.

Total stock-based compensation is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019
General and administrative	$7,425	$3,711
Research and development	5,129	2,359
Total	$12,554	$6,070

11. Income Taxes

The Company’s losses before income taxes for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
U.S. loss before taxes	$(103,371)	$(52,654)
Foreign income before taxes	107	122
Loss before income taxes	(103,264)	(52,532)

For the years ended December 31, 2020 and 2019, the Company had a current tax provision of $6,000 and $21,000 related to foreign taxes, respectively.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.00%	21.00%
State tax	0.42	(1.62)
Permanent differences	(0.89)	(0.78)
Tax credits	6.42	7.32
Change in valuation allowance	(26.96)	(25.95)
Total tax benefit	(0.01)%	(0.03)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$26,122	$9,486
Tax credit carryforwards	11,294	4,378
Accrued expenses	812	364
Intangibles	5,560	3,570
Lease liability	661	737
Stock-based compensation	2,769	989
Total deferred tax assets	47,218	19,524
Deferred tax liabilities:
Operating lease right-of-use assets	(385)	(468)
Fixed assets	(184)	(228)
Total deferred tax liabilities	(569)	(696)
Valuation allowance	(46,649)	(18,828)
Net deferred tax assets	$—	$—

The valuation allowance increased by $27.8 million and $13.6 million for the years ended December 31, 2020 and 2019, respectively. The tax benefit of deductible temporary differences or carryforwards is recorded as a deferred tax asset to the extent that management assesses the realization is “more likely than not.” Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the period available under the tax law. At December 31, 2020 and 2019, the Company has set up valuation allowances against all federal and state net deferred tax assets because based on all available evidence, these deferred tax assets are not more than likely to be realizable.

The Company had federal and state net operating loss carryforwards of approximately $123.5 million and $2.6 million at December 31, 2020, and $44.4 million and $2.2 million at December 31, 2019, respectively. Federal losses do not expire, and California net operating losses will begin to expire in 2038. The Company also has federal general business credit and California research and development credit carryforwards totaling $14.5 million and $0.9 million at December 31, 2020, and $5.6 million and $0.3 million at December 31, 2019, respectively. The federal research and development credit carryforwards will begin to expire in 2038, unless previously utilized. The California research credits do not expire.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards and the research and development credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards and research and development credit carryforwards before utilization and may be material. As of December 31, 2020, the Company has not determined to what extent a potential ownership change will impact the annual limitation that may be placed on the Company’s utilization of its NOL carryovers and research and development credit carryforwards.

The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$1,490	$116
(Decrease) related to prior year tax positions	(17)	(20)
Increases related to current year tax positions	2,460	1,394
Balance at end of year	$3,933	$1,490

The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above. The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $3.6 million and $1.5 million in 2020 and 2019, respectively. The Company’s effective income tax rate would not be impacted if the unrecognized tax benefits are recognized in 2020 and 2019. As of December 31, 2020, the Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.

The Company is subject to taxation in the United States federal jurisdiction, state jurisdictions and Switzerland. Due to the Company’s losses incurred, the Company is subject to the income tax examination by authorities since inception on May 2, 2018. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2020, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2020 and 2019, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place in the Tax Act. We have elected to account for Global Intangible Low-taxed Income (GILTI) as a current period expense when incurred.

12. Contingencies

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and may include, for example, commercial, intellectual property, and employment matters. The Company intends to defend itself vigorously in such matters and when warranted, take legal action against others. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements.

An estimated loss contingency is accrued in the Company’s financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not accrue amounts for liabilities that it does not believe are probable. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. During the periods presented, the Company has not recorded any accrual for loss contingencies associated with such government regulations, claims or legal actions, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies” and because we qualify as a “non-accelerated filer” (i.e., we do not qualify as either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders (“Definitive Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

4.3	Description of Common Stock of the Registrant (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020, and incorporated by reference herein).
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

10.7+	Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (filed as Exhibit 10.1 to the Registrant’s From 10-Q, filed with the SEC on May 7, 2020, and incorporated by reference herein).
10.8+

Forms of grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (filed as Exhibit 10.2 to the Registrant’s From 10-Q, filed with the SEC on May 7, 2020, and incorporated by reference herein).

10.9+

Forms of restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (filed as Exhibit 10.3 to the Registrant’s From 10-Q, filed with the SEC on May 7, 2020, and incorporated by reference herein).

10.10+

Form of Indemnification Agreement by and between the Registrant and each director and executive officer (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on July 8, 2019, and incorporated by reference herein).

10.11+

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

10.13+

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

10.15+

Offer Letter by and between the Registrant and Lara Longpre, dated December 1, 2018 (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.16+

Offer Letter by and between the Registrant and Ian Clements, Ph.D., dated March 4, 2019 (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.17+

Offer Letter by and between the Registrant and Edwin J. Tucker, M.D., dated October 21, 2019 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2019, and incorporated by reference herein).

10.18*	Offer Letter by and between the Registrant and Peter Radovich, dated April 28, 2020.
10.19#

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

10.22#

License Agreement by and between Lumena Pharmaceuticals, Inc. and Sanofi-Aventis Deutschland GmbH, dated September 27, 2012 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.23#

Amendment No. 1 to License Agreement by and between Shire Orphan and Rare Disease GmbH (successor in interest of Lumena Pharmaceuticals, Inc.) and Sanofi-Aventis Deutschland GmbH, dated June 26, 2015 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.24#

Assignment and License Agreement by and between the Registrant and Shire International GmbH, dated November 5, 2018 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.25

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

Exhibit Number	Description
10.26

Sales Agreement by and between the Registrant and SVB Leerink LLC, dated August 3, 2020 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-240290), filed with the SEC on August 3, 2020, and incorporated by reference herein).

10.27

Revenue Interest Purchase Agreement by and among the Registrant, the Purchasers from time to time party thereto and Mulholland SA LLC, dated December 8, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed with the SEC on December 10, 2020, and incorporated by reference herein).

10.28

Common Stock Purchase Agreement by and among the Registrant, TPC Investments II LP, TPC Investments Solutions LP and TPC Investments Solutions Co-Invest LP, dated December 8, 2020 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, as filed with the SEC on December 10, 2020, and incorporated by reference herein).

21.1

Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
#	Certain portions have been omitted in accordance with 17 CFR § 229.601(b).
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

MIRUM PHARMACEUTICALS, INC.

Date: March 9, 2021	By:	/s/ Christopher Peetz
Christopher Peetz
President, Chief Executive Officer and Director (Principal Executive Officer)

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

Name	Title	Date

/s/ Christopher Peetz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2021
Christopher Peetz

/s/ Ian Clements, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2021
Ian Clements, Ph.D.

/s/ Michael Grey	Director	March 9, 2021
Michael Grey

/s/ Tiba Aynechi, Ph.D.	Director	March 9, 2021
Tiba Aynechi, Ph.D.

/s/ Laura Brege	Director	March 9, 2021
Laura Brege

/s/ Laurent Fischer, M.D.	Director	March 9, 2021
Laurent Fischer, M.D.

/s/ Patrick Heron	Director	March 9, 2021
Patrick Heron

/s/ Edward T. Mathers	Director	March 9, 2021
Edward T. Mathers

/s/ Niall O’Donnell, Ph.D.	Director	March 9, 2021
Niall O’Donnell, Ph.D.