Form 10-Q
period 2021-03-31
Mirum Pharmaceuticals, Inc.
filed 2021-05-06
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021 the registrant had 30,453,374 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

i

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$90,677	$142,086
Short-term investments	122,436	89,734
Prepaid expenses and other current assets	4,642	4,530
Total current assets	217,755	236,350
Property and equipment, net	1,206	1,293
Operating lease right-of-use assets	1,854	1,949
Other assets	1,426	1,272
Total assets	$222,241	$240,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,658	$3,151
Accrued expenses	27,781	13,411
Operating lease liabilities	653	636
Derivative liability	930	1,264
Total current liabilities	35,022	18,462
Revenue interest liability, net	50,860	47,651
Operating lease liabilities, noncurrent	2,452	2,627
Other liabilities	24	29
Total liabilities	88,358	68,769
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; and zero shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 30,420,789 shares issued and 30,198,129 shares outstanding, excluding 222,660 shares subject to repurchase as of March 31, 2021; and 30,032,600 shares issued and 29,776,544 shares outstanding, excluding 256,056 shares subject to repurchase as of December 31, 2020	3	3
Additional paid-in capital	357,583	345,180
Accumulated deficit	(223,703)	(173,171)
Accumulated other comprehensive income	—	83
Total stockholders’ equity	133,883	172,095
Total liabilities and stockholders’ equity	$222,241	$240,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$38,134	$17,340
General and administrative	9,479	4,692
Total operating expenses	47,613	22,032
Loss from operations	(47,613)	(22,032)
Other income (expense):
Interest income	149	749
Interest expense	(3,381)	—
Change in fair value of derivative liability	334	—
Other expense, net	(16)	(23)
Net loss before provision for income taxes	(50,527)	(21,306)
Provision for income taxes	5	4
Net loss	$(50,532)	$(21,310)
Net loss per share, basic and diluted	$(1.68)	$(0.86)
Weighted-average shares of common stock outstanding, basic and diluted	30,105,017	24,704,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(50,532)	$(21,310)
Other comprehensive gain (loss):
Unrealized loss on available-for-sale investments	(74)	(149)
Cumulative translation adjustments	(9)	(4)
Comprehensive loss	$(50,615)	$(21,463)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	—	$—	29,776,544	$3	$345,180	$(173,171)	$83	$172,095
Issuance of common stock in connection with common stock option exercises	—	—	12,535	—	80	—	—	80
Issuance of common stock in public offering, net of issuance costs of $25	—	—	375,654	—	7,038	—	—	7,038
Restricted common stock vested in the period	—	—	33,396	—		—	—	—
Stock-based compensation	—	—	—	—	5,285	—	—	5,285
Net loss	—	—	—	—	—	(50,532)	—	(50,532)
Other comprehensive loss	—	—	—	—	—	—	(83)	(83)
Balance as of March 31, 2021	—	$—	30,198,129	$3	$357,583	$(223,703)	$—	$133,883

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	—	$—	22,600,338	$2	$200,119	$(69,901)	$129	$130,349
Issuance of common stock in follow-on public offering, net of issuance costs of $3,342	—	—	2,400,000	1	44,658	—	—	44,659
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,573	—	—	2,573
Net loss	—	—	—	—	—	(21,310)	—	(21,310)
Other comprehensive loss	—	—	—	—	—	—	(153)	(153)
Balance as of March 31, 2020	—	$—	25,033,736	$3	$247,350	$(91,211)	$(24)	$156,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(50,532)	$(21,310)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	5,285	2,573
Depreciation and amortization	90	73
Amortization of operating lease right-of-use assets	95	83
Non-cash interest expense related to the revenue interest liability	3,381	—
Net amortization (accretion) on investments	6	(52)
Change in fair value of derivative liability	(334)	—
Change in operating assets and liabilities:
Prepaid and other current assets	(112)	(158)
Other assets	(160)	—
Accounts payable, accrued expenses and other liabilities	17,228	476
Operating lease liabilities	(157)	(36)
Net cash used in operating activities	(25,210)	(18,351)
Investing activities
Proceeds from maturities of investments	48,600	29,500
Proceeds from paydown of investments	2,000	4,359
Purchase of investments	(83,381)	—
Purchase of property and equipment	(3)	(98)
Net cash (used in) provided by investing activities	(32,784)	33,761
Financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	6,914	44,659
Proceeds from issuance of common stock pursuant to equity award plans	80	—
Payment of issuance costs related to the revenue interest liability	(400)	—
Net cash provided by financing activities	6,594	44,659
Effect of exchange rate on cash and cash equivalents	(9)	(4)
Net (decrease) increase in cash and cash equivalents	(51,409)	60,065
Cash and cash equivalents at beginning of period	142,086	11,970
Cash and cash equivalents at end of period	$90,677	$72,035
Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$212	$107

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

The Company views its operations and manages its business as one operating segment.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of March 31, 2021, the Company had an accumulated deficit of $223.7 million and cash, cash equivalents and investments of $213.1 million, which are available to fund future operations. The Company believes that its cash, cash equivalents and investments as of March 31, 2021 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020, as filed with the SEC on March 9, 2021.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to the revenue interest liability, accrued research and development expenses, the valuation of derivative liabilities, equity award compensation and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, except as discussed below.

Stock-Based Compensation

The Company recognizes stock-based compensation for all stock-based awards based on the grant date fair value of the award. For stock-based awards with service conditions, the fair value of the awards is amortized on a straight-line basis over the requisite service period in which the awards are expected to vest, and forfeitures are recognized as they occur. For stock-based awards with performance conditions, stock-based compensation is recognized when it is considered probable that the performance conditions will be satisfied. At each reporting period, the Company reassesses the probability of the achievement of the performance conditions to estimate the number of shares to be released. Any change in stock-based compensation resulting from an adjustment in the estimated shares to be released is treated as accumulative catch-up in the period of adjustment. For stock-based awards with market conditions, stock-based compensation is recognized over the appropriate requisite service period.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, contingently issuable employee stock purchase plan shares, contingently issuable performance stock units (“PSUs”) and contingently issuable underwriter option shares because their effect would be anti-dilutive due to the Company’s net loss. Since the Company incurred a net loss in each of the periods presented, basic and diluted net loss per share were the same.

The following outstanding potentially dilutive shares of common stock have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	March 31,	December 31,
	2021	2020
Options to purchase common stock	6,263,306	5,071,740
Common stock subject to repurchase	222,660	256,056
Employee stock purchase plan contingently issuable	32,578	12,931
PSUs contingently issuable	227,537	—
Underwriter option shares contingently issuable	—	562,500
Total	6,746,081	5,903,227

Recently Adopted Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2018-18, Collaborative Arrangements (Topic 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. As the Company entered into collaboration agreements in April 2021, the Company adopted this standard on January 1, 2021. There was no impact on the accompanying consolidated financial statements as of the adoption date.

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

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$89,221	$—	$—	$89,221
U.S. treasury bills	6,000	—	—	6,000
Corporate debt securities	—	6,506	—	6,506
Commercial paper	—	104,892	—	104,892
U.S. government bonds	—	5,038	—	5,038
Total financial assets	$95,221	$116,436	$—	$211,657
Financial liabilities:
Derivative liability	—	—	$930	$930
Total financial liabilities	$—	$—	$930	$930

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$127,783	$—	$—	$127,783
U.S. treasury bills	29,997	—	—	29,997
Corporate debt securities	—	23,201	—	23,201
Commercial paper	—	41,460	—	41,460
U.S. government bonds	—	5,066	—	5,066
Asset-backed securities	—	2,006	—	2,006
Total financial assets	$157,780	$71,733	$—	$229,513
Financial liabilities:
Derivative liability	$—	$—	$1,264	$1,264
Total financial liabilities	$—	$—	$1,264	$1,264

The carrying amounts of certain financial instruments such as cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2021 and December 31, 2020 approximate their related fair values due to the short-term maturities of these instruments. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The carrying amount of the revenue interest liability as of March 31, 2021 and December 31, 2020 approximates its fair value and is based on the Company’s contractual repayment obligation to the Purchasers (as defined below), based on the current estimates of future revenues, over the life of the Revenue Interest Purchase Agreement (“RIPA”). The derivative liability is considered a Level 3 input based on the three-level hierarchy. Refer to Note 6 “Revenue Interest Purchase Agreement” for further information.

Derivative Liability

The debt pursuant to the RIPA contains embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability at March 31, 2021 and December 31, 2020 using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at March 31, 2021 and December 31, 2020. The estimated probability and timing of underlying events triggering the exercisability of the put options contained within the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of March 31, 2021 and December 31, 2020, the discount rate used for valuation of the derivative liability is 15.7% and 15.9%, respectively.

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability, classified as Level 3 in the fair value hierarchy:

Balance at December 31, 2020	$1,264
Change in fair value of derivative liability	(334)
Balance at March 31, 2021	$930

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$89,221	$—	$—	$89,221
U.S. treasury bills	6,000	—	—	6,000
Corporate debt securities	6,500	6	—	6,506
Commercial paper	104,892	—	—	104,892
U.S. government bonds	5,037	1	—	5,038
Total cash equivalents and investments	$211,650	$7	$—	$211,657
Classified as:
Cash equivalents				$89,221
Short-term investments				122,436
Total cash equivalents and investments				$211,657

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$127,783	$—	$—	$127,783
U.S. treasury bills	29,995	2	—	29,997
Corporate debt securities	23,126	75	—	23,201
Commercial paper	41,460	—	—	41,460
U.S. government bonds	5,067	—	(1)	5,066
Asset-backed securities	2,001	5	—	2,006
Total cash equivalents and investments	$229,432	$82	$(1)	$229,513
Classified as:
Cash equivalents				$139,779
Short-term investments				89,734
Total cash equivalents and investments				$229,513

As of March 31, 2021, the remaining contractual maturities of available-for-sale debt securities were less than 12 months. During the three months ended March 31, 2021 and 2020, there have been no significant realized gains or losses on available-for-sale investments, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any other-than-temporary impairment losses on these securities.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued clinical trials	$3,705	$3,673
Accrued professional service fees	2,822	2,157
Accrued contract manufacturing and non-clinical costs	3,215	2,780
Accrued compensation and related benefits	3,039	4,801
Accrued milestone payments	15,000	—
Total accrued expenses	$27,781	$13,411

6. Revenue Interest Purchase Agreement

 In December 2020, the Company entered into the RIPA with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers to obtain financing for the commercialization and further development of maralixibat and other working capital needs. Pursuant to the RIPA, the Company has received $115.0 million consisting of an upfront payment of $50.0 million in December 2020 and $65.0 million in April 2021 associated with the acceptance for filing by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) for maralixibat for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”), less certain transaction expenses.

The Company may be entitled to receive up to approximately $85.0 million in subsequent installments as follows: (i) $35.0 million upon FDA approval of maralixibat as a treatment for ALGS on or prior to a specified date; and (ii) up to $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions on or prior to December 31, 2022.

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

Concurrently with the RIPA, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with certain affiliates of Oberland, pursuant to which the Company sold an aggregate of 509,164 shares of its common stock for an aggregate purchase price of $10.0 million. The $50.0 million upfront payment received pursuant to the RIPA and $10.0 million received pursuant to the CSPA was allocated between the resulting financial instruments on a relative fair value basis, with $49.2 million allocated to the debt under the RIPA and $10.8 million allocated to the common stock issued under the CSPA.

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

 In connection with the RIPA, as of March 31, 2021 and December 31, 2020, $50.9 million and $47.7 million, respectively, was recorded as a revenue interest liability on the accompanying unaudited condensed consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded $3.4 million in interest expense related to this arrangement for the three months ended March 31, 2021.

The Company incurred $0.8 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s net sales will reduce the revenue interest liability.

The following table summarizes the revenue interest liability activity during the three months ended March 31, 2021 (in thousands):

Revenue interest liability at December 31, 2020	$47,651
Interest expense recognized	3,381
Capitalized issuance costs	(172)
Revenue interest liability at March 31, 2021	$50,860

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

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for maralixibat in certain indications and an additional $25.0 million upon regulatory approval of maralixibat for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to maralixibat and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. The Company paid development milestones of $2.5 million in July 2019 related to the initiation of the Phase 3 MARCH clinical trial of maralixibat in progressive familial intrahepatic cholestasis (“PFIC”), $10.0 million in December 2020 upon acceptance of a marketing authorization application filing to the European Medicines Agency for maralixibat for the treatment of PFIC2 and $2.0 million in January 2021 associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in primary sclerosing cholangitis. Development milestones achieved prior to regulatory approval of the product are expensed by the Company in the period incurred as research and development. As of March 31, 2021, the Company accrued $15.0 million of additional milestones which were subsequently paid in April 2021, consisting of (1) $5.0 million which would have been due had the Company initiated a Phase 3 clinical trial in ALGS, and (2) $10.0 million associated with the acceptance of the Company’s NDA filing by the FDA for maralixibat for the treatment of cholestatic pruritus in patients with ALGS based upon the results of the Company’s Phase 2b ICONIC clinical trial.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement. In July 2019, the Company achieved a development milestone related to the initiation of the Phase 3 MARCH-PFIC clinical trial of maralixibat in PFIC and made a $0.5 million payment to Satiogen, which was expensed by the Company as research and development expense. As of March 31, 2021, no additional milestones had been accrued as there were no other potential milestones yet considered probable.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. As of March 31, 2021, no milestones had been accrued as there were no potential milestones yet considered probable.

8. Leases

In January 2019, the Company entered into an operating lease agreement for office space which consisted of approximately 5,600 square feet (the “initial lease”). The lease term is approximately four years with an option to extend the term for one five-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. The lease contained a tenant improvement allowance of $0.4 million, which has been recorded as leasehold improvements in the accompanying unaudited condensed consolidated balance sheets with a corresponding reduction of the right-of-use (“ROU”) asset at inception of the lease. Rent payments commenced in August 2019.

In November 2019, the Company amended the operating lease agreement (the “amended agreement”) to extend the term of the initial lease through March 2025. This extension was accounted for as a lease modification and the Company recorded an increase to the ROU asset and lease liability of $0.6 million at the time of the amendment.

Additionally, pursuant to the amended agreement, the Company expanded the office space by 5,555 square feet for a five-year term expiring in March 2025 (the “expanded space”). The Company accounted for the expanded space as a separate contract as there were material additional rights of use that were not included in the initial lease. The amended lease contained a tenant improvement allowance of $0.8 million in connection with the expanded space, which has been recorded as leasehold improvements within property and equipment, net on the accompanying unaudited condensed consolidated balance sheets with a corresponding reduction of the ROU asset at inception of the lease for the expanded space.

The ROU and corresponding lease liabilities were estimated using a weighted-average incremental borrowing rate of 8.0%.

As of March 31, 2021, the Company recorded an aggregate ROU asset of $1.9 million and an aggregate lease liability of $3.1 million in the accompanying unaudited condensed consolidated balance sheet. The weighted-average remaining lease term is 3.9 years.

As of March 31, 2021, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Year Ending December 31,	Undiscounted Rent Payments
2021 (remaining nine months)	$653
2022	891
2023	920
2024	928
2025	230
Total undiscounted lease payments	3,622
Less: imputed interest	(517)
Total lease liability	$3,105

Rent expense was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Variable lease payments for operating expenses were immaterial for the three months ended March 31, 2021 and 2020.

9. Stockholders’ Equity

Common Stock

In January 2020, the Company completed a follow-on public offering of its common stock, pursuant to which the Company sold 2,400,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses.

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the three months ended March 31, 2021, the Company did not sell any common stock pursuant to the Sales Agreement. As of December 31, 2020, the Company had sold 305,969 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of March 31, 2021.

In December 2020, the Company completed an underwritten public offering of its common stock pursuant to the Shelf Registration. The Company sold 3,750,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $70.0 million after deducting underwriting discounts, commissions and offering expenses. In addition, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 562,500 additional shares of its common stock at the public offering price, less the underwriting discounts and commissions. In January 2021, the underwriters partially exercised their option and purchased 375,654 shares of the Company’s common stock at a public offering price of $20.00 per share, resulting in net proceeds of $7.1 million after deducting underwriting discounts. The remaining options expired unexercised.

As of March 31, 2021 and December 31, 2020, 222,660 shares and 256,056 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	March 31,	December 31,
	2021	2020
Stock options issued and outstanding	6,263,306	5,071,740
Reserved for future stock awards or option grants	2,079,402	2,009,410
Reserved for employee stock purchase plan	1,000,349	700,023
Reserved for PSUs	227,537	—
Reserved for underwriter option shares	—	562,500
	9,570,594	8,343,673

10. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2021, 1,393,102 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and RSUs to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In December 2020, the Company’s board of directors authorized an additional 750,000 shares of the Company’s common stock for future issuance. As of March 31, 2021, 686,300 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2021 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	5,071,740	$9.99	8.6	$40,631
Granted	1,306,400	$19.19
Exercised	(12,535)	$6.39
Canceled and forfeited	(102,299)	$11.56
Outstanding as of March 31, 2021	6,263,306	$11.89	8.4	$50,284
Vested and exercisable as of March 31, 2021	1,948,720	$6.87	7.4	$25,312

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2021 and 2020 was $14.55 and $12.67 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2021 was $0.2 million. As of March 31, 2021, the total unrecognized stock-based compensation related to unvested stock option awards granted was $46.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.

During the three months ended March 31, 2021, in connection with a separation agreement with an employee, the Company accelerated the vesting of certain unvested stock options and extended the exercise period related to the vested awards. The modification resulted in incremental stock-based compensation of $0.3 million, which was recognized immediately.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended March 31,
	2021	2020
Exercise price	$18.41-$21.22	$10.40 - $24.52
Expected term (in years)	6.08	5.50 - 6.08
Expected volatility	93.24%-94.06%	77.07% - 88.11%
Risk-free interest rate	0.62%-1.00%	0.51% - 1.73%
Expected dividend yield	—	—

Performance Stock Units

In March 2021, the Company granted an aggregate of 151,849 PSUs to employees which are subject to a performance condition of FDA marketing approval of maralixibat for the treatment of cholestatic pruritis in patients with ALGS (“NDA Approval”) by a certain date. If the performance condition is met, 50% will vest immediately and 50% will vest on June 30, 2023, subject to the employees’ continuous service through each vesting date. The weighted-average grant date fair value of these PSUs is $18.53 per share.

Additionally, in March 2021, the Company granted an aggregate of 75,688 PSUs to certain executive participants (“Executive PSUs”). The Executive PSUs are subject to performance and market conditions: (1) NDA Approval by a certain date and (2) achievement of a specified stock price. The Executive PSU’s will vest as follows:

•

25% of the granted Executive PSUs will vest upon NDA Approval and achievement of a specified stock price as measured by the volume-weighted average price of the Company’s common stock for the 30 trading days ended December 31, 2021 (“VWAP”). Up to an additional 25% of the granted Executive PSUs will vest as determined by the incremental performance of the common stock over a specified stock price measured by the VWAP (altogether the “Base Units”).

•	An equal number of units to the Base Units will vest on June 30, 2023, subject to the executive participants’ continued service with the Company.

As the Executive PSU’s contained a market condition, the grant date fair value was determined using a Monte Carlo simulation model and the following input assumptions were used to estimate the Executive PSUs granted during the following period:

Three Months Ended
March 31, 2021
Common stock price on grant date	$18.50
Expected term (in years)	0.80
Expected volatility	80%
Risk-free interest rate	0.09%
Expected dividend yield	—

The weighted-average grant date fair value of the Executive PSUs is $7.09 per share.

As of March 31, 2021, the Company determined achievement of the NDA Approval performance condition was not met as applied under the Accounting Standards Codification 718, Compensation — Stock Compensation (Topic 718). As a result, none of the PSUs or Executive PSUs vested and no associated expense was recognized during the three months ended March 31, 2021. The total unrecognized stock-based compensation related to the PSUs and the Executive PSUs was $3.4 million as of March 31, 2021.

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. During the three months ended March 31, 2021, no shares were issued under the ESPP. As of March 31, 2021, the Company had 1,000,349 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP for the three months ended March 31, 2021 was $0.2 million.

Restricted Stock

In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The modified shares have a four-year vesting period and a measurement date fair value of $2.936 per share. For the three months ended March 31, 2021 and 2020, 33,396 shares and 33,398 shares vested, respectively. As of March 31, 2021, the total unrecognized compensation expense related to unvested restricted stock was $0.7 million expected to be recognized over a weighted-average period of approximately 1.7 years.

Total stock-based compensation is reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
General and administrative	$2,542	$1,532
Research and development	2,743	1,041
Total	$5,285	$2,573

11. Contingencies

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

12. Subsequent Event

In April 2021, the Company entered into an Option, License and Collaboration Agreement (“Vivet Collaboration Agreement”) with Vivet Therapeutics SAS (“Vivet”). Pursuant to the Vivet Collaboration Agreement, Vivet granted the Company the exclusive option to develop and subsequently commercialize Vivet’s two proprietary AAV gene therapy programs for PFIC, subtypes 3 and 2. Under the terms of the Vivet Collaboration Agreement, the Company agreed to provide funding to support certain research and development costs associated with the two gene therapy programs.

Pursuant to the Vivet Collaboration Agreement, the Company paid an upfront fee of €3.5 million and initial research and development funding of €5.3 million ($4.2 million and $6.4 million, respectively, based on the exchange rate in effect at the time of payment).

In April 2021, the Company entered into an exclusive licensing agreement with CANbridge Pharmaceuticals (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize maralixibat within the Greater China regions (China, Hong Kong, Macau and Taiwan) for ALGS, PFIC, and biliary atresia. The Company is entitled to receive an $11.0 million upfront payment, research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial maralixibat milestones, with significant double-digit tiered royalties based on product net sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Mirum,” “we,” “us” and “our” refer to Mirum Pharmaceuticals, Inc. and its consolidated subsidiaries.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of a late-stage pipeline of novel therapies for debilitating liver diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear. Our pipeline consists of two clinical-stage product candidates with mechanisms of action that have potential utility across a wide range of orphan cholestatic liver diseases. We are developing maralixibat for the treatment of pediatric patients with Alagille syndrome (“ALGS”), progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). In the third quarter of 2020, we initiated a rolling submission of a New Drug Application (“NDA”) for the treatment of cholestatic pruritus in patients with ALGS to the U.S. Food and Drug Administration (“FDA”) and subsequently completed our NDA submission in January 2021. In March of 2021, we received acceptance for filing of the NDA by the FDA. We are planning for a potential launch in ALGS in the United States in the second half of 2021. We have also submitted a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for maralixibat for the treatment of PFIC2, which has been accepted for review. In parallel, we are also conducting the Phase 3 MARCH clinical trial in PFIC evaluating higher doses of maralixibat in a broader population of PFIC subtypes, for which we expect to announce topline data in early 2022. Additionally, we have initiated recruitment for the EMBARK Phase 2 clinical trial for BA. We are developing volixibat for the treatment of adult patients with cholestatic liver diseases, including primary sclerosing cholangitis (“PSC”), intrahepatic cholestasis of pregnancy (“ICP”) and primary biliary cholangitis (“PBC”). We commenced enrollment in the VISTAS Phase 2b clinical trial of volixibat in PSC and the OHANA Phase 2b clinical trial of ICP in the first quarter of 2021. We expect to dose the first patient in the clinical trial of volixibat in PBC in the second half of 2021.

We were incorporated in May 2018 and commenced operations in November 2018. To date, we have focused primarily on acquiring and in-licensing our product candidates, maralixibat and volixibat, organizing and staffing our company, business planning, raising capital, advancing our product candidates through clinical development, preparing for commercialization of maralixibat and conducting business development activities related to portfolio expansion through collaborations.

We have a limited operating history and incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We have no products approved for commercial sale and have never generated any revenues from product sales. We have funded our operations to date primarily through debt, equity and revenue interest financings.

Financing Transactions

In January 2020, we completed a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses payable by us.

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into a sales agreement (“Sales Agreement”) with SVB Leerink

LLC (“SVB Leerink”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the three months ended March 31, 2021, we did not sell any common stock pursuant to the Sales Agreement. As of December 31, 2020, we had sold 305,969 shares of common stock in at-the-market offerings pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of March 31, 2021.

In December 2020, we completed an underwritten public offering of our common stock pursuant to the Shelf Registration. We sold 3,750,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $70.0 million after deducting underwriting discounts, commissions and offering expenses. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 562,500 additional shares of our common stock at the public offering price, less the underwriting discounts and commissions. In January 2021, the underwriters exercised their option for 375,654 shares of our common stock, resulting in net proceeds of $7.1 million after deducting underwriting discounts.

In December 2020, we entered into a Revenue Interest Purchase Agreement (“RIPA”) with Mulholland SA LLC, an affiliate of Oberland Capital LLC (“Oberland”), as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, pursuant to which the Purchasers paid us $50.0 million on closing, less certain issuance costs. In April 2021, upon acceptance for filing by the FDA of our NDA for the treatment of cholestatic pruritus in patients with ALGS, we received an additional $65.0 million, less certain transaction costs, from the Purchasers. We may also be entitled to receive up to an additional $35.0 million upon certain regulatory approval of our product candidates and up to an additional $50.0 million at the option of the Purchasers to finance in-license or other acquisitions (“Purchaser Payments”). As consideration for the Purchaser Payments, the Purchasers have the right to receive certain revenue interests (the “Revenue Interests”) from us based on the net sales of maralixibat, if approved, which will be tiered payments ranging from 2.00% to 9.75% of our net sales in the covered territory. The initial Revenue Interest rate of 9.75% will decrease upon certain revenue achievements. The Purchasers’ rights to receive such payments shall terminate on the date on which the Purchasers have received payments totaling 195.0% of the total payments made by the Purchasers to the Company, exclusive of transaction expenses, unless the RIPA is terminated earlier. Refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Financial Overview

Our net loss was $50.5 million and $21.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $223.7 million and cash, cash equivalents and investments of $213.1 million.

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

Although we did not see a significant financial impact to our business operations as a result of COVID-19 for the three months ended March 31, 2021, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as temporary closures of our offices or those of our third-party manufacturers or suppliers, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

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

Option, License and Collaboration Agreements with Vivet

In April 2021, we entered into an Option, License and Collaboration Agreement (“Vivet Collaboration Agreement”) with Vivet Therapeutics SAS (“Vivet”). Pursuant to the Vivet Collaboration Agreement, Vivet granted us the exclusive option to develop and subsequently commercialize Vivet’s two proprietary AAV gene therapy programs for PFIC, subtypes 3 and 2. Under the terms of the Vivet Collaboration Agreement, Vivet has agreed to continue to advance non-clinical development for PFIC3 and PFIC2. We have obtained the exclusive option to license the programs, which, if exercised, grants us global rights to develop and commercialize the licensed programs. Until that time, we agreed to provide funding to support the continued research and development costs associated with the two gene therapy programs.

Pursuant to the Vivet Collaboration Agreement, we have paid an upfront fee of €3.5 million and initial research and development funding of €5.3 million ($4.2 million and $6.4 million, respectively, based on the exchange rate in effect at the time of the payment).

Licensing Agreement with CANbridge

In April 2021, the Company entered into an exclusive licensing agreement with CANbridge Pharmaceuticals (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize maralixibat within the Greater China regions (China, Hong Kong, Macau and Taiwan) for ALGS, PFIC, and BA. The Company is entitled to receive a $11.0 million upfront payment, research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial maralixibat milestones, with significant double-digit tiered royalties based on product net sales.

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

Under the Shire License Agreement and Assigned License Agreements, we have paid aggregate development milestones of $3.0 million in July 2019 related to initiation of the Phase 3 MARCH clinical trial of maralixibat in PFIC, $10.0 million in December 2020 upon acceptance of an MAA filing to the EMA for maralixibat for the treatment of PFIC2, $2.0 million in January 2021 associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC, and $15.0 million in April 2021 consisting of (1) $5.0 million which would have been due had we initiated a Phase 3 clinical trial in ALGS, and (2) $10.0 million associated with the acceptance of our NDA for filing for maralixibat for the treatment of cholestatic pruritus in patients with ALGS based upon the results of our Phase 2b ICONIC clinical trial. Development milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development expenses.

See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Expense

Interest expense for the three months ended March 31, 2021 was related to the RIPA. Costs during the period consist primarily of costs associated with our credit facility and non-cash interest costs associated with the amortization of the related debt discount and deferred issuance costs.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability consists of the gain or loss from remeasurement of the compound derivative liability related to the revenue interest liability during the period.

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

We believe that the assumptions and estimates associated with accrued research and development expenditures, revenue interest liability and stock-based compensation have the most significant impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes during the three months ended March 31, 2021 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$38,134	$17,340	$20,794
General and administrative	9,479	4,692	4,787
Total operating expenses	47,613	22,032	25,581
Loss from operations	(47,613)	(22,032)	(25,581)
Other income (expense):			—
Interest income	149	749	(600)
Interest expense	(3,381)	—	(3,381)
Change in fair value of derivative liability	334	—	334
Other expense, net	(16)	(23)	7
Net loss before provision for income taxes	(50,527)	(21,306)	(29,221)
Benefit from income taxes	5	4	1
Net loss	$(50,532)	$(21,310)	$(29,222)

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Product-specific costs:
Maralixibat	$9,732	$11,282	$(1,550)
Volixibat	2,749	1,534	1,215
Non product-specific costs:
Stock-based compensation	2,743	1,042	1,701
Personnel-related	4,913	2,520	2,393
Other	997	962	35
Milestone payments	17,000	—	17,000
Total research and development expenses	$38,134	$17,340	$20,794

Research and development expenses were $38.1 million for the three months ended March 31, 2021, an increase of $20.8 million compared to the three months ended March 31, 2020. The increase was primarily due to $17.0 million in development milestone payments consisting of $2.0 million associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC and $15.0 million associated with the acceptance of our NDA for filing for maralixibat for the treatment of cholestatic pruritus in patients with ALGS, an increase of $2.4 million of personnel and other compensation related expenses reflecting an increase in the number of our development employees to support the increase in our clinical trials and development activities, an increase of $1.7 million in stock-based compensation, and an increase of $1.2 million in volixibat clinical trial expenses primarily due to trial initiation for PSC, PBC and ICP. These increases were partially offset by a decrease of $1.6 million in expenses related to maralixibat primarily due to lower manufacturing activities as a result of prior year completion of NDA registrational production.

General and Administrative Expenses

General and administrative expenses were $9.5 million for the three months ended March 31, 2021, an increase of $4.8 million compared to the three months ended March 31, 2020. The increase was primarily due to $2.6 million of personnel and other compensation related expenses, including an increase of $1.0 million in stock-based compensation, reflecting an increase in our number of administrative employees to support increased requirements of operating as a public company, such as regulatory requirements and compliance, and commercial preparation activities for maralixibat, an increase of $2.1 million in professional and consulting service expenses primarily associated with commercial preparation activities for maralixibat, and an increase of $0.1 million of expenses related to other general and administrative activities.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2021, a decrease of $0.6 million compared to the three months ended March 31, 2020. The decrease was primarily due to lower interest earned on our cash equivalents and investment balances compared to the prior year largely a result of current economic conditions.

Interest Expense

Interest expense was $3.4 million for the three months ended March 31, 2021 compared to zero for the three months ended March 31, 2020. The increase was related to the accreted interest on the revenue interest liability in connection with the RIPA.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.3 million for the three months ended March 31, 2021 compared to zero for the three months ended March 31, 2020. The increase was related to the remeasurement of derivative liability at March 31, 2021 and reflects the reduction in risk of the underlying put option associated with the RIPA.

Liquidity and Capital Resources

Overview

We had $213.1 million of cash, cash equivalents and investments as of March 31, 2021 compared to $231.8 million as of December 31, 2020. Since inception, we have incurred operating losses and negative cash flows from operations. As of March 31, 2021, we had an accumulated deficit of $223.7 million.

In January 2020, we completed a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses payable by us.

In August 2020, SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the Sales Agreement with SVB Leerink, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the three months ended March 31, 2021, we did not sell any common stock pursuant to the Sales Agreement. As of December 31, 2020, we had sold 305,969 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of March 31, 2021.

In December 2020, we completed an underwritten public offering of our common stock pursuant to the Shelf Registration. We sold 3,750,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $70.0 million after deducting underwriting discounts, commissions and offering expenses. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 562,500 additional shares of our common stock at the public offering price, less the underwriting discounts and commissions. In January 2021, the underwriters exercised their option for 375,654 shares of our common stock resulting in net proceeds of $7.1 million after deducting underwriting discounts.

Pursuant to the RIPA, through April 2021, we have received $115.0 million from the Purchasers consisting of an upfront cash payment of $50.0 million and an additional $65.0 million as a result of acceptance for filing of our NDA for maralixibat. Additionally, we may be entitled to receive up to an additional $35.0 million upon certain regulatory events related to our product candidate and up to an additional $50.0 million at the option of the Purchasers to finance in-license or other acquisitions. In return, the Purchasers will have a right to receive Revenue Interests based on net sales of maralixibat, if approved. As of March 31, 2021, we have not generated any revenue from product sales, and we anticipate that we will continue to incur losses for the foreseeable future.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the period indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(25,210)	$(18,351)
Net cash provided by (used in) investing activities	(32,784)	33,761
Net cash provided by financing activities	6,594	44,659
Effect of exchange rate on cash and cash equivalents	(9)	(4)
Net increase (decrease) in cash and cash equivalents	$(51,409)	$60,065

Net Cash Used in Operating Activities

Net cash used in operating activities was $25.2 million for the three months ended March 31, 2021, reflecting our net loss of $50.5 million partially offset by non-cash items of $8.5 million. Non-cash items consisted primarily of $5.3 million of stock-based compensation, $3.4 million of interest expense in connection with the RIPA, $0.3 million related to the change in fair value of the derivative liability, and $0.2 million of depreciation and amortization of our fixed assets and operating lease right-of use assets. Additionally, cash used in operating activities reflected changes in net operating assets of $16.7 million, consisting primarily of a $17.2 million increase in accounts payable, accrued expenses and other liabilities due to a $15.0 million accrual for development milestone payments associated with the acceptance of our NDA for filing for maralixibat for the treatment of cholestatic pruritus in patients with ALGS pursuant to the Shire License Agreement and $2.2 million for clinical and manufacturing activities, offset by a $0.2 million decrease in our operating lease liability, a $0.2 million increase in our other assets and a $0.1 million increase in our prepaid expenses primarily associated with clinical and manufacturing activities.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $32.8 million for the three months ended March 31, 2021 primarily due to $83.4 million used in purchases of investments, partially offset by proceeds of $48.6 million from maturities of investments and proceeds of $2.0 million from paydowns of investments.

Net cash provided by investing activities was $33.8 million for the three months ended March 31, 2020 primarily due to proceeds of $29.5 million from maturities of investments and proceeds of $4.4 million from paydowns of investments, partially offset by $0.1 million used for purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.6 million for the three months ended March 31, 2021, due to net proceeds of $6.9 million received from the underwriters when they exercised their option to purchase 375,654 shares of our common stock in January 2021 following the follow-on underwritten public offering of our common stock in December 2020, and proceeds of $0.1 million from employee equity award exercises. These proceeds were offset by payment of $0.4 million issuance costs associated with the RIPA.

Net cash provided by financing activities was $44.7 million for the three months ended March 31, 2020, due to net proceeds received from the completion of a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a public offering price of $20.00 per share.

Contractual Obligations and Commitments

There have been no material changes in the amount of our contractual obligations and commitments during the three months ended March 31, 2021 from those disclosed in our Annual Report, except for the event described below.

Under the Vivet Collaboration Agreement, we are committed to fund research and development costs associated with the two gene therapy programs covered under the agreement for six months, which is equal to the termination provisions under the agreement. As of the date of this filing, we are obligated for up to €5.7 million.

From time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims, including the Shire License Agreement, RIPA, and certain real estate leases, supply purchase agreements, and agreements with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our unaudited condensed consolidated balance sheets for the periods presented.

We enter into contracts in the normal course of business with clinical research organizations and clinical sites for the conduct of clinical trials, non-clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Contractual Arrangements

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. Under the Shire License Agreement and Assigned License Agreements, we have paid development milestones of $3.0 million in July 2019 related to initiation of the Phase 3 MARCH clinical trial, $10.0 million in December 2020 upon acceptance of an MAA filing to the EMA for maralixibat for the treatment of PFIC2, $2.0 million in January 2021 associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC, and $15.0 million in April 2021 consisting of (1) $5.0 million which would have been due had we initiated a Phase 3 clinical trial in ALGS, and (2) $10.0 million associated with the acceptance of our NDA filing for maralixibat for the treatment of cholestatic pruritus in patients with ALGS based upon the results of our Phase 2b ICONIC clinical trial. As of March 31, 2021, we were unable to estimate the timing or likelihood of achieving the remaining future milestones or making future product sales and, therefore, any related payments are not included herein.

For additional information regarding these license agreements, including our payment obligations thereunder, see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of March 31, 2021 consist of readily available checking, money market funds, and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

We have entered into the RIPA. Our primary exposure to market risk is that the interest rate on the liability may vary during the term of the agreement primarily due to the level of forecasted net sales. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. We do not believe a change in interest rate has had a material effect on our results of operations during the three months ended March 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception in May 2018. For the three months ended March 31, 2021 and 2020, we reported a net loss of $50.5 million and $21.3 million, respectively. As of March 31, 2021, we had an accumulated deficit of $223.7 million.

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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. Based on interactions with the FDA, we believe that the results from a single Phase 3 clinical trial, if successful, would be sufficient to support an NDA submission seeking approval for maralixibat for the treatment of pruritus associated with PFIC2; however, the FDA may not agree to this approach. Even if we believe the results from our Phase 3 clinical trials are positive, the FDA may require us to conduct additional Phase 3 trials before we are able to submit one or more NDAs. With respect to our interactions with the EMA, we have conducted an initial analysis of our long-term treatment data in PFIC against a natural history control group in conjunction with the NAPPED Consortium and have shared these results with regulatory authorities. Based on feedback from regulatory authorities, we submitted an MAA for the treatment of PFIC2 to the EMA in the fourth quarter of 2020. However, regulatory authorities may not view such initial analysis as sufficient to support approval.

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

The rolling submission was initiated on August 31, 2020 and we completed the NDA submission in the first quarter of 2021. In March 2021, the FDA accepted the NDA for filing and granted priority review for maralixibat in ALGS with a Prescription Drug User Fee Act (“PDUFA”) date set for September 29, 2021. The FDA also communicated to us that it had no plans to hold an advisory committee for the application. The FDA may extend this date and may change its decision on the holding of an advisory committee. The NDA includes extensive clinical and preclinical data, as well as extensive information regarding pharmacology and chemistry, manufacturing and controls (“CMC”). The FDA may disagree with our interpretation of such data and information, which may require us to complete additional activities. As a result, FDA approval of maralixibat for cholestatic pruritus in patients with ALGS may be delayed and we may be required to expend significant additional resources seeking such approval. Moreover, although we are in the process of discussing our planned ALGS registrational program with the EMA, we have not reached agreement, and the EMA may not accept our currently proposed ALGS registrational program.

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

Separately, in response to the global COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most foreign and domestic inspections of manufacturing facilities and products. In July 2020, the FDA restarted routine pre-announced surveillance inspections and remote interactive evaluations of domestic manufacturing facilities on a risk-based basis. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The FDA and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as our product candidates, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. If we receive marketing approval for one or more of our product candidates, physicians could prescribe such product candidate to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. Further, if such off-label promotion results in the submission of a reimbursement claim to a governmental healthcare program, we could be found liable under the U.S. False Claims Act. The federal government has levied significant civil and criminal penalties against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion and to undertake corrective remedies. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. In cases where off-label promotion has resulted in violations of other statutes, the U.S. Department of Justice (“DOJ”) has required companies to enter into deferred prosecution agreements or corporate integrity agreements. If we are deemed by the FDA or the DOJ to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively “Affordable Care Act”), was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. At this time, we are unsure of the full impact that Affordable Care Act will have on our business. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, U.S. federal tax legislation enacted in 2017, informally titled The Tax Cuts and Jobs Act (“Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the current administration withdrew the federal government’s support for overturning the Affordable Care Act. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, the current administration issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the health care reform measures of the current administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the previous administration announced several executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the current administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the previous administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear what additional reform measures, if any, will be taken by the current administration related to drug pricing reform on a federal level.

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

We currently do not have a full-scale commercial organization for the marketing, sales and distribution of pharmaceutical products. To commercialize our product candidates we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect that the majority of ALGS and PFIC patients will be treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We intend to build our own commercial infrastructure in North America and in major European markets to target these centers, but will evaluate opportunities to partner with pharmaceutical companies that have established sales and marketing capabilities to commercialize our product candidates, if approved, outside of these geographies.

The establishment and development of our own sales force to market our product candidates will be expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully or adequately develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. To the extent we rely on third parties to commercialize our product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates.

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

We plan to acquire rights to develop and commercialize product candidates in addition to maralixibat and volixibat. If we decide to pursue the development and commercialization of any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities. We do not currently have the necessary drug discovery personnel or expertise adequate to discover and develop an additional product candidate on our own. Any other product candidates will require additional, time-consuming development efforts, and significant financial resources, prior to commercial sale, including preclinical studies, extensive clinical trials and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we may not be able to acquire, discover or develop any additional product candidates, and any additional product candidates we may develop may not be approved, manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives. Research programs to identify new product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. If we are unable to develop or commercialize any other product candidates, our business and prospects will suffer.

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

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the ASBT pathway. GlaxoSmithKline plc and Albireo have ASBTis in clinical development for cholestatic liver diseases. We are aware that Albireo has announced topline results from a Phase 3 trial for PFIC1 and PFIC2 patients for odevixibat, and has an extension study and an expanded access program enrolling PFIC patients. Albireo’s NDA for odevixibat for the treatment of pruritus in patients with PFIC has been accepted by the FDA. Additionally, we are aware that Albireo has submitted an MAA for odevixibat. Albireo has also announced the initiation of studies of odevixibat in BA and ALGS and plans to pursue other cholestatic liver diseases. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its ASBTi in PBC patients and has announced its intention to conduct a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of ICP or PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282 and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Genfit’s elafibranor and NGM Biopharmaceuticals, Inc.’s NGM282. We are also aware that Cara Therapeutics’ Korsuva is in Phase 2 development for the treatment of moderate-to-severe pruritus associated with chronic liver disease. Furthermore, if approved, one of our own product candidates may be used off-label in the market for another of our product candidates, adversely affecting the sales of that product candidate.

Even though we have obtained orphan drug designation for maralixibat in PFIC, ALGS and BA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. In September 2013, the FDA granted orphan drug status to maralixibat for the treatment of patients with PFIC and ALGS in the United States. In October 2020, the FDA granted orphan drug status to maralixibat for the treatment of BA. We also received orphan drug status for maralixibat for PFIC, ALGS and BA in the European Union. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in the European Union, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the European Union can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. For example, if a competing product is approved for ALGS or PFIC before maralixibat and is determined to be structurally similar by the EMA, maralixibat may be denied marketing authorization by EMA for that indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to maralixibat for the treatment of PFIC, ALGS and BA, if we receive approval for maralixibat for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

However, maralixibat for ALGS or PFIC may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval. We may or may not realize any benefit from receiving a voucher. Moreover, should we choose to sell any voucher, there may not be a buyer, or the price may be lower than expected.

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

We entered into an Option, License and Collaboration Agreement with Vivet Therapeutics SAS (“Vivet”), under which we are funding non-clinical development of gene therapies focused on PFIC3 and PFIC2. The non-clinical studies we are funding may not be successful. The profile of these gene therapy candidates may not be suitable for use in humans. For example, gene therapy product candidates using AAV vectors, like Vivet’s product candidates, VTX-802 and VTX-803, have been associated with immunologic reaction to the capsid protein or gene at early time points after administration. Even if we and Vivet have successful non-clinical studies, we and Vivet may not be able to manufacture these gene therapies at reasonable cost and scale. Further, the regulatory approval process for gene therapy product candidates can be more expensive and take longer than for other non-gene therapy product candidates, leading to fewer product approvals. To date, very few gene therapy products have received regulatory approval in the United States or Europe.

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

As of March 31, 2021, we had 85 full and part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities and their respective business associates that perform services for them as well as their covered subcontractors that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information; and

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives.

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

A growing body of increasingly stringent domestic and foreign laws and regulations governs the collection, use, disclosure, transfer and other processing of personal data.  Among the most stringent of these is the GDPR.  The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, mandatory data breach notifications in certain circumstances, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. In addition, the GDPR expanded the definition of what is expressly noted to constitute personal data (including by broadening the relevant definition to capture expressly the “pseudonymized” or key-coded data that is commonly processed in a clinical trial-related context).

The GDPR applies to any processing operations carried out in the context of the activities of an establishment in the European Economic Area (“EEA”), as well as to any other processing operations relating to the offering of goods or services to individuals in the EEA and/or the monitoring of individual’s behavior in the EEA. Further, notwithstanding the United Kingdom’s (“UK”) withdrawal from the European Union (“EU”), by operation of the so called “UK GDPR” (i.e., the GDPR as it continues to form part of the law of the UK by virtue of section 3 of the EU (Withdrawal) Act 2018 and as subsequently amended), the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of the activities of an establishment in the UK and any other processing relating to the offering of goods or services to individuals in the UK and/or monitoring of individual’s behavior in the UK. Therefore, reference to the GDPR herein also refers to the UK GDPR in the context of the UK, unless the context requires otherwise.

We may be subject to the GDPR because of our data processing activities that involve the personal data of individuals residing in the EEA and/or UK, such as in connection with our clinical trials in Europe, and early access program in multiple EU countries, as well in connection with any processing of personal data carried out in the context of the activities of our Dutch subsidiary. In addition, we maintain an office in Switzerland, which has privacy and data protection laws and regulations similar to the GDPR. Furthermore, the GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data”, including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offences or convictions. In the UK, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the processing of such personal data across the EEA and/or UK, which may increase our costs and overall compliance risk.

A particular issue presented by certain European data protection laws, including the GDPR, is that they generally restrict transfers of personal data from Europe, including the EEA, the UK and Switzerland, to the United States and most other countries unless specific safeguards to protect the transferred personal data have been implemented. A July 2020 decision of the EU’s highest court, and subsequent regulatory guidance, has made complying with these requirements even more challenging – particularly in respect of transfers of personal data to the United States. To comply with the GDPR’s restrictions on transfer of personal data out of Europe, we have relied on the Standard Contractual Clauses for personal data transfers approved by the European Commission. However, in the decision referred to above, the EU’s highest court called into question whether these Standard Contractual Clauses can lawfully be used for transfers of personal data from the EEA/the UK to the United States and most other non-EEA countries. Authorities in Switzerland have similarly raised questions about the viability of the Standard Contractual Clauses. If we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to the transfer of their personal data to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against transferring personal data from Europe. Inability to export personal data from Europe may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies in Europe; limit our ability to receive personal data from our Dutch subsidiary, limit our Dutch subsidiary’s ability to transfer personal data outside of Europe, and generally limit our ability to operate the business of our Dutch subsidiary as a seamlessly integrated part of our wider operations; and/or require us to increase our processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Further, the UK’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. Following the UK’s withdrawal from the EU on January 31, 2020, pursuant to the transitional arrangements agreed to between the UK and EU, the GDPR continued to have effect in UK law, and continued to do so until December 31, 2020 as if the UK remained a Member State of the EU for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, as noted above, the UK has introduced the UK GDPR which made the privacy regimes of the EEA and UK similar. This could expose us to two parallel regimes, each of which potentially authorizes similar fines (see below) and other duplicative and potentially divergent enforcement actions for certain violations. In addition, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. For example, it is unclear whether transfers of personal data from the EEA to the UK will be permitted to take place on the basis of a future adequacy decision of the European Commission, or whether a “transfer mechanism,” such as the Standard Contractual Clauses, will be required. For the meantime, under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, it has been agreed that transfers of personal data to the UK from EEA Member States will not be treated as “restricted transfers” to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension, or the extended adequacy assessment period. Although the current maximum duration of the extended adequacy assessment period is six months it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK, or the UK amends the UK GDPR and/or makes certain changes regarding data transfers under the UK

GDPR/ Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the extended adequacy assessment period, from that point onwards the UK will be an “inadequate third country” under the GDPR and transfers of data from the EEA to the UK will require a “transfer mechanism,” such as the Standard Contractual Clauses.

Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EEA Member States/the UK may result in fines of up to €20,000,000 / £17,500,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by non-compliant actors. Implementing mechanisms to endeavor to ensure compliance with the GDPR and relevant local legislation in EEA Member States and the UK may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations, and prospects. In addition to the foregoing, an actual or perceived breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action-type litigation.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry an aggregate of up to $10.0 million of product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of any approved product, we may be unable to obtain such increased coverage on acceptable terms, or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Based on our current and anticipated level of operations, we believe our cash, cash equivalents and investments, will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. In addition, in the third quarter of 2020, we initiated an expanded access program for maralixibat in ALGS in the United States, Canada Europe and Australia. all of which requires additional resources and costs to support.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on July 18, 2019 and to May 5, 2021 has ranged from a low of $[6.84] to a high of [$26.59]. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2021, there were 30,198,129 shares of our common stock outstanding, excluding 222,660 shares subject to repurchase, as described in the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” on December 8, 2020, we entered into the RIPA. Pursuant to the RIPA, the Purchasers paid us $50.0 million on closing and $65.0 million in April 2021, less certain transaction expenses. We may also be entitled to receive up to approximately $85.0 million in subsequent installments as follows: (i) $35.0 million if the FDA has approved maralixibat as a treatment for ALGS on or prior to a specified date; and (ii) up to $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions. As consideration for such payments, the Purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from us based on annual net sales of maralixibat, if approved, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual net sales are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”). The Revenue Interest Payments will initially be 9.75% (at Tier 1) and 2.00% (at Tier 2 and Tier 3) of such annual net sales in a specified territory (the “Covered Territory”); provided that (i) if the Purchasers have received Revenue Interest Payments in an amount equal to or greater than 110.0% of the total payments actually made by the Purchasers to us, exclusive of transaction expenses (the “Cumulative Purchaser Payments”), on or prior to December 31, 2026, the Revenue Interests shall be reduced to 2.00% at Tier 1 and 0.00% at Tier 3 for all subsequent calendar years beginning on January 1, 2027 and (ii) if the Purchasers have not received Revenue Interest Payments in an amount equal to or greater than 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026, the Revenue Interests shall be increased for all subsequent calendar years beginning on January 1, 2027 to a single defined rate (with no separate tiers) that would have provided the Purchasers with an amount equal to 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026 had such rate applied to Tier 1 of initial Revenue Interest Payments. The Purchasers’ rights to receive the Revenue Interest Payments shall terminate on the date on which the Purchasers have received Revenue Interest Payments of 195.0% of the Cumulative Purchaser Payments, unless the RIPA is terminated earlier. The RIPA and the revenue interest stream payable to the Purchasers could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain revenue interests to the Purchasers and will not be available to fund future operations. Additionally, we may have increased vulnerability to adverse general economic and industry conditions. Payment requirements under the RIPA will increase our cash outflows. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are required to secure funding, we may not be able to do so on terms acceptable to us, or at all. Failure to pay certain amounts to the Purchasers when due would result in a default under the RIPA and result in foreclosure on certain of our assets which would have a material adverse effect on our operations and financial condition. The RIPA contains customary affirmative and negative non-financial covenants and events of default, including covenants and restrictions that, among other things, grant a senior security interest in our assets and restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, and engage in asset sales. Additionally, the Purchasers under the RIPA have an option (the “Put Option”) to terminate the RIPA and to require us to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect (which can include adverse developments related to the regulatory approval of our product candidates) or a change of control. The triggering of the Put Option, including by our failure to comply with these covenants, could permit the Purchasers to declare certain amounts to be immediately due and payable. Further, if we are liquidated, the Purchasers’ right to repayment would be senior to the rights of the holders of our common stock. Any triggering of the Put Option or other declaration by the Purchasers of an event of default under the RIPA could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.

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

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. Through March 31, 2021, we have used approximately $44.0 million of the net proceeds from our IPO. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in our prospectus dated July 17, 2019 that forms a part of our Registration Statement on Form S-1 (File No. 333-232251), as filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 18, 2019. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our clinical trials. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

Mirum Pharmaceuticals, Inc.

Date: May 6, 2021	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: May 6, 2021	By:	/s/ Ian Clements, Ph.D.
Ian Clements, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)