Form 10-Q
period 2021-06-30
Mirum Pharmaceuticals, Inc.
filed 2021-08-05
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021 the registrant had 30,515,833 shares of common stock, $0.0001 par value per share, outstanding.

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

•
Our applications for marketing authorization with regulatory authorities may not be accepted or may require additional studies, regulatory actions, or manufacturing requirements to be completed before marketing authorization is granted.

•
Even if we obtain regulatory approval for our product candidates, our product candidates may not gain market acceptance among physicians, patients, tertiary care centers, transplant centers and others in the medical community.

•
As a company, we currently have limited marketing and sales experience, and we have never commercialized a product before. If we are unable to adequately establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate viable product revenues. Even if we adequately establish such capabilities, market acceptance or reimbursement of our products may be lower than expected.

•
We face significant competition from other biotechnology and pharmaceutical companies with products that may directly or indirectly compete with ours, and our operating results will suffer if we fail to compete effectively.

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

•
Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$91,938	$142,086
Short-term investments	131,913	89,734
Prepaid expenses and other current assets	4,515	4,530
Total current assets	228,366	236,350
Investments	14,990	—
Property and equipment, net	1,127	1,293
Operating lease right-of-use assets	1,758	1,949
Other assets	1,427	1,272
Total assets	$247,668	$240,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,380	$3,151
Accrued expenses	20,775	13,411
Operating lease liabilities	671	636
Derivative liability	2,202	1,264
Total current liabilities	29,028	18,462
Revenue interest liability, net	120,610	47,651
Operating lease liabilities, noncurrent	2,271	2,627
Other liabilities	22	29
Total liabilities	151,931	68,769
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; and zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 30,506,433 shares issued and 30,317,173 shares outstanding, excluding 189,260 shares subject to repurchase as of June 30, 2021; and 30,032,600 shares issued and 29,776,544 shares outstanding, excluding 256,056 shares subject to repurchase as of December 31, 2020	3	3
Additional paid-in capital	363,344	345,180
Accumulated deficit	(267,597)	(173,171)
Accumulated other comprehensive (loss) income	(13)	83
Total stockholders’ equity	95,737	172,095
Total liabilities and stockholders’ equity	$247,668	$240,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License revenue	$11,000	$—	$11,000	$—
Operating expenses:
Research and development	35,048	18,555	73,182	35,895
General and administrative	13,353	5,042	22,832	9,734
Total operating expenses	48,401	23,597	96,014	45,629
Loss from operations	(37,401)	(23,597)	(85,014)	(45,629)
Other income (expense):
Interest income	80	405	229	1,154
Interest expense	(4,776)	—	(8,157)	—
Change in fair value of derivative liability	(1,272)	—	(938)	—
Other expense, net	(514)	(56)	(530)	(79)
Net loss before provision for income taxes	(43,883)	(23,248)	(94,410)	(44,554)
Provision for income taxes	11	3	16	7
Net loss	$(43,894)	$(23,251)	$(94,426)	$(44,561)
Net loss per share, basic and diluted	$(1.45)	$(0.93)	$(3.13)	$(1.79)
Weighted-average shares of common stock outstanding, basic and diluted	30,274,749	25,056,123	30,190,352	24,880,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(43,894)	$(23,251)	$(94,426)	$(44,561)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	(16)	339	(90)	190
Cumulative translation adjustments	3	3	(6)	(1)
Comprehensive loss	$(43,907)	$(22,909)	$(94,522)	$(44,372)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	—	—	29,776,544	$3	$345,180	$(173,171)	$83	$172,095
Issuance of common stock in connection with common stock option exercises	—	—	12,535	—	80	—	—	80
Issuance of common stock in public offering, net of issuance costs of $476	—	—	375,654	—	7,038	—	—	7,038
Restricted common stock vested in the period	—	—	33,396	—		—	—	—
Stock-based compensation	—	—	—	—	5,285	—	—	5,285
Net loss	—	—	—		—	(50,532)	—	(50,532)
Other comprehensive loss	—	—	—	—	—	—	(83)	(83)
Balance as of March 31, 2021	—	—	30,198,129	$3	$357,583	$(223,703)	$—	$133,883
Issuance of common stock in connection with common stock option exercises	—	—	41,668	—	295	—	—	295
Restricted common stock vested in the period	—	—	33,400	—	—	—	—	—
Issuance of shares in connection with ESPP	—	—	43,976	—	643	—	—	643
Stock-based compensation	—	—	—	—	4,823	—	—	4,823
Net loss	—	—	—	—	—	(43,894)	—	(43,894)
Other comprehensive loss	—	—	—	—	—	—	(13)	(13)
Balance as of June 30, 2021	—	$—	30,317,173	$3	$363,344	$(267,597)	$(13)	$95,737

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	—	$—	22,600,338	$2	$200,119	$(69,901)	$129	$130,349
Issuance of common stock in follow-on public offering, net of issuance costs of $3,342	—	—	2,400,000	1	44,658	—	—	44,659
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,573	—	—	2,573
Net loss	—	—	—	—	—	(21,310)	—	(21,310)
Other comprehensive loss	—	—	—	—	—	—	(153)	(153)
Balance as of March 31, 2020	—	$—	25,033,736	$3	$247,350	$(91,211)	$(24)	$156,118
Issuance of common stock in connection with common stock option exercises	—	—	4,203	—	25	—	—	25
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,974	—	—	2,974
Net loss	—	—	—	—	—	(23,251)	—	(23,251)
Other comprehensive income	—	—	—	—	—	—	342	342
Balance as of June 30, 2020	—	$—	25,071,337	$3	$250,349	$(114,462)	$318	$136,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(94,426)	$(44,561)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	10,108	5,547
Depreciation and amortization	169	143
Amortization of operating lease right-of-use assets	191	160
Net accretion of discounts on investments	(22)	(7)
Non-cash interest expense on revenue interest purchase agreement	8,157	—
Change in fair value of derivative liability	938	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	103	(36)
Operating lease right-of-use assets	—	94
Other assets	(162)	—
Accounts payable, accrued expenses and other liabilities	9,856	3,486
Operating lease liabilities	(321)	(171)
Net cash used in operating activities	(65,409)	(35,345)
Investing activities
Proceeds from maturities of investments	70,100	61,900
Proceeds from paydowns of investments	2,000	14,005
Purchase of investments	(129,336)	(14,020)
Purchase of property and equipment	(3)	(151)
Net cash (used in) provided by investing activities	(57,239)	61,734
Financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs	6,914	44,659
Proceeds from revenue interest liability, net of issuance costs	64,574	—
Proceeds from issuance of common stock pursuant to equity award plans	1,018	25
Net cash provided by financing activities	72,506	44,684
Effect of exchange rate on cash and cash equivalents	(6)	(1)
Net (decrease) increase in cash and cash equivalents	(50,148)	71,072
Cash and cash equivalents at beginning of period	142,086	11,970
Cash and cash equivalents at end of period	$91,938	$83,042

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$426	$216
Property and equipment purchases included in accounts payable	$—	$42

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

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of June 30, 2021, the Company had an accumulated deficit of $267.6 million and cash, cash equivalents and investments of $238.8 million, which are available to fund future operations. The Company believes that its cash, cash equivalents and investments as of June 30, 2021 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, except as discussed below.

Revenue Recognition

The Company accounts for contracts with customers under Accounting Standards Codification (“ASC”), Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

License and Collaboration Arrangements

The Company enters into collaborative arrangements with partners that are within the scope of ASC, Collaborative Arrangements (Topic 808) (“ASC 808”). The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. The accounting for some of the activities under collaboration arrangements may be subject to ASC 606 for distinct units of account that are reflective of a vendor-customer relationship. For other elements of collaboration arrangements, such as assistance with development of the drug products, the Company applies the illustrative examples in ASC 808 and generally records reimbursements received as a reduction of research and development expenses.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the contracts with customers; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) determination and measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The terms of the Company’s license and collaborative research and development agreements include upfront and license fees, research, development and other funding or reimbursements, milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements.

A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting in Topic 606. A contract’s transaction price is allocated among each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the applicable performance obligation is satisfied.

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues attributed to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price as variable consideration using the most likely amount method or expected value method, depending on the nature of the contingency and the variable payments. If it is probable that a significant reversal of cumulative revenue recognized for the contract would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not generally considered probable of being achieved until those approvals are received. Given the high degree of uncertainty around the occurrence of these events, the Company generally determines the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. At the end of each reporting period, the Company re-evaluates the probability of achievement of any development milestones, and if necessary, adjusts its estimate of the transaction price. Any such adjustments would be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, the Company recognizes revenue at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Accounting for these arrangements requires the Company to develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The Company has never sold the performance obligations in its collaborative arrangements separately; therefore, an observable stand-alone selling price does not exist. Accordingly, the Company estimates a stand-alone selling price through maximizing the use of observable inputs such as market data, project cost estimates, and targeted margins.

Stock-Based Compensation

The Company recognizes stock-based compensation for all stock-based awards based on the grant date fair value of the award. For stock-based awards with service conditions, the fair value of the awards is amortized on a straight-line basis over the requisite service period in which the awards are expected to vest. For stock-based awards with performance conditions, stock-based compensation is recognized when it is considered probable that the performance conditions will be satisfied. At each reporting period, the Company reassesses the probability of the achievement of the performance conditions to estimate the number of shares to be released. Any change in stock-based compensation resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. For stock-based awards with market conditions, stock-based compensation is recognized over the appropriate requisite service period. The Company accounts for forfeitures as they occur.

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

The following outstanding potentially dilutive shares of common stock have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,	As of December 31,
	2021	2020
Options to purchase common stock	6,701,747	5,071,740
Common stock subject to repurchase	189,260	256,056
Employee stock purchase plan contingently issuable	17,971	12,931
PSUs contingently issuable	229,256	—
Underwriter option shares contingently issuable	—	562,500
Total	7,138,234	5,903,227

Recently Adopted Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2018-18, Collaborative Arrangements (Topic 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on January 1, 2021, as it had no collaboration arrangements prior to that date. There was no impact on the accompanying consolidated financial statements as of the adoption date.

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

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$84,081	$—	$—	$84,081
Commercial paper	—	126,908	—	126,908
U.S. government bonds	—	19,995	—	19,995
Total financial assets	$84,081	$146,903	$—	$230,984
Financial liabilities:
Derivative liability	$—	$—	$2,202	$2,202
Total financial liabilities	$—	$—	$2,202	$2,202

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$127,783	$—	$—	$127,783
U.S. treasury bills	29,997	—	—	29,997
Corporate debt securities	—	23,201	—	23,201
Commercial paper	—	41,460	—	41,460
U.S. government bonds	—	5,066	—	5,066
Asset-backed securities	—	2,006	—	2,006
Total financial assets	$157,780	$71,733	$—	$229,513
Financial liabilities:
Derivative liability	$—	$—	$1,264	$1,264
Total financial liabilities	$—	$—	$1,264	$1,264

The carrying amounts of certain financial instruments such as cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of June 30, 2021 and December 31, 2020 approximate their related fair values due to the short-term maturities of these instruments. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The carrying amount of the revenue interest liability as of June 30, 2021 and December 31, 2020 approximates its fair value and is based on the Company’s contractual repayment obligation to the Purchasers (as defined below), based on the current estimates of future revenues, over the life of the Revenue Interest Purchase Agreement (“RIPA”). The derivative liability is considered a Level 3 input based on the three-level hierarchy. Refer to Note 6 “Revenue Interest Purchase Agreement” for further information.

Derivative Liability

The debt pursuant to the RIPA contains embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at June 30, 2021 and December 31, 2020. The estimated probability and timing of underlying events triggering the exercisability of the put options contained within the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of June 30, 2021 and December 31, 2020, the discount rate used for valuation of the derivative liability is 15.7% and 15.9%, respectively.

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability, classified as Level 3 in the fair value hierarchy:

Balance at December 31, 2020	$1,264
Change in fair value of derivative liability	(334)
Balance at March 31, 2021	930
Change in fair value of derivative liability	1,272
Balance at June 30, 2021	$2,202

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$84,081	$—	$—	$84,081
Commercial paper	126,908	—	—	126,908
U.S. government bonds	20,004	—	(9)	19,995
Total cash equivalents and investments	$230,993	$—	$(9)	$230,984
Classified as:
Cash equivalents				$84,081
Short-term investments				131,913
Investments				14,990
Total cash equivalents and investments				$230,984

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$127,783	$—	$—	$127,783
U.S. treasury bills	29,995	2	—	29,997
Corporate debt securities	23,126	75	—	23,201
Commercial paper	41,460	—	—	41,460
U.S. government bonds	5,067	—	(1)	5,066
Asset-backed securities	2,001	5	—	2,006
Total cash equivalents and investments	$229,432	$82	$(1)	$229,513
Classified as:
Cash equivalents				$139,779
Short-term investments				89,734
Total cash equivalents and investments				$229,513

As of June 30, 2021, the remaining contractual maturities of available-for-sale debt securities were as follows: (in thousands):

Estimated Fair Value
Due within one year	$131,913
One to two years	14,990
Total	$146,903

During the three and six months ended June 30, 2021 and 2020, there have been no significant realized gains or losses on available-for-sale investments, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any other-than-temporary impairment losses on these securities.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued clinical trials	$5,054	$3,673
Accrued milestone payments	2,000	—
Accrued professional service fees	3,459	2,157
Accrued contract manufacturing and non-clinical costs	5,732	2,780
Accrued compensation and related benefits	4,530	4,801
Total accrued expenses	$20,775	$13,411

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

The Revenue Interest Payments will initially be 9.75% (at Tier 1) and 2.0% (at Tier 2 and Tier 3) of such annual net sales. If the Purchasers have received Revenue Interest Payments in an amount equal to or greater than 110.0% of the total payments actually made by the Purchasers to the Company, exclusive of transaction expenses (the “Cumulative Purchaser Payments”), on or prior to December 31, 2026, the Revenue Interests shall be reduced to 2.0% at Tier 1 and 0.0% at Tier 3 for all subsequent calendar years beginning on January 1, 2027. If the Purchasers have not received Revenue Interest Payments in an amount equal to or greater than 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026, the Revenue Interests shall be increased for all subsequent calendar years beginning on January 1, 2027 to a single defined rate (with no separate tiers) that would have provided the Purchasers with an amount equal to 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026 had such rate applied to Tier 1 of initial Revenue Interest Payments. The Purchasers’ rights to receive the Revenue Interest Payments shall terminate on the date on which the Purchasers have received Revenue Interest Payments of 195.0% of the Cumulative Purchaser Payments, unless the RIPA is terminated earlier.

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

 In connection with the RIPA, as of June 30, 2021 and December 31, 2020, $120.6 million and $47.7 million, respectively, was recorded as a revenue interest liability on the accompanying unaudited condensed consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded $4.8 million and $8.2 million in interest expense related to this arrangement for the three and six months ended June 30, 2021.

As of June 30, 2021, the Company had incurred $0.9 million of issuance costs in connection with the RIPA, which are amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s net sales will reduce the revenue interest liability.

The following table summarizes the revenue interest liability activity during the three and six months ended June 30, 2021 (in thousands):

Revenue interest liability at December 31, 2020	$47,651
Interest expense recognized	3,381
Capitalized issuance costs	(172)
Revenue interest liability at March 31, 2021	$50,860
Proceeds from purchaser payments	65,000
Interest expense recognized	4,776
Capitalized issuance costs	(26)
Revenue interest liability at June 30, 2021	$120,610

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

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for maralixibat in certain indications and an additional $25.0 million upon regulatory approval of maralixibat for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to maralixibat and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. For the periods presented, the Company paid development milestones of $10.0 million in December 2020 upon acceptance of a marketing authorization application filing to the European Medicines Agency for maralixibat for the treatment of PFIC2, $2.0 million in January 2021 associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in primary sclerosing cholangitis, $15.0 million in April 2021 consisting of (1) $5.0 million which would have been due had the Company initiated a Phase 3 clinical trial in ALGS, and (2) $10.0 million associated with the acceptance of the Company’s NDA filing by the FDA for maralixibat for the treatment of cholestatic pruritus in patients with ALGS based upon the results of the Company’s Phase 2b ICONIC clinical trial, and $2.0 million in July 2021 associated with the initiation of the EMBARK Phase 2b clinical trial of maralixibat in biliary atresia. Development milestones achieved prior to regulatory approval of the product are expensed by the Company in the period incurred as research and development. As of June 30, 2021, no additional milestones were accrued by the Company as there were no other potential milestones considered probable of achievement.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of June 30, 2021, no milestones had been accrued as there were no other potential milestones considered probable.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of June 30, 2021, no milestones had been accrued as there were no potential milestones considered probable.

8. Collaboration and License Agreements

Option, License and Collaboration Agreement with Vivet

In April 2021, the Company entered into an Option, License and Collaboration Agreement (“Vivet Collaboration Agreement”) with Vivet Therapeutics SAS (“Vivet”). Pursuant to the Vivet Collaboration Agreement, Vivet granted the Company the exclusive option, at the Company's discretion, to develop and subsequently commercialize Vivet’s two proprietary AAV gene therapy programs for PFIC, subtypes 3 and 2. Under the terms of the Vivet Collaboration Agreement, the Company paid an upfront fee of $4.2 million and agreed to provide funding to support certain research and development costs associated with the two gene therapy programs through July 2023.

For the three and six months ended June 30, 2021, pursuant to the terms of the Vivet Collaboration Agreement, the Company recorded research and development expense of $10.5 million on the accompanying condensed consolidated statements of operations.

License and Collaboration Agreement with CANbridge

In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize maralixibat within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license, was recorded as license revenue in the accompanying condensed consolidated statements of operations. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. As of June 30, 2021, the Company concluded that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue for this contract when the uncertainty is resolved in the future. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. The Company will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2021, no adjustments were made to the transaction price. For the three and six months ended June 30, 2021, the Company recorded research and development funding of $1.0 million payable by CANbridge to the Company as a reduction of research and development expense on the accompanying condensed consolidated statements of operations. As of June 30, 2021, such research and development funding of $1.0 million was recorded as a receivable which was included in prepaids and other current assets on the accompanying condensed consolidated balance sheets. As of June 30, 2021, there were no unsatisfied performance obligations under the agreement.

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

As of June 30, 2021, the Company recorded an aggregate ROU asset of $1.8 million and an aggregate lease liability of $2.9 million in the accompanying unaudited condensed consolidated balance sheets. The weighted-average remaining lease term is 3.6 years.

As of June 30, 2021, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Year Ending December 31,	Undiscounted Rent Payments
2021 (remaining six months)	437
2022	888
2023	916
2024	925
2025	232
Total undiscounted lease payments	3,398
Less: imputed interest	(456)
Total lease liability	$2,942

Rent expense was $0.2 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Variable lease payments for operating expenses were immaterial for the three and six months ended June 30, 2021 and 2020.

10. Stockholders’ Equity

Common Stock

In January 2020, the Company completed a follow-on public offering of its common stock, pursuant to which the Company sold 2,400,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses.

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the six months ended June 30, 2021, the Company did not sell any common stock pursuant to the Sales Agreement. As of December 31, 2020, the Company had sold 305,969 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, 189,260 shares and 256,056 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of June 30,	As of December 31,
	2021	2020
Stock options issued and outstanding	6,701,747	5,071,740
Reserved for future stock awards or option grants	1,597,574	2,009,410
Reserved for employee stock purchase plan	956,373	700,023
Reserved for PSUs	229,256	—
Reserved for underwriter option shares	—	562,500
	9,484,950	8,343,673

11. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of June 30, 2021, 1,290,874 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and RSUs to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In December 2020, the Company’s board of directors authorized an additional 750,000 shares of the Company’s common stock for future issuance. As of June 30, 2021, 306,700 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2021 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	5,071,740	$9.99	8.6	$40,631
Granted	1,845,100	$18.67
Exercised	(54,203)	$6.92
Canceled and forfeited	(160,890)	$12.71
Outstanding as of June 30, 2021	6,701,747	$12.34	8.3	$38,560
Vested and exercisable as of June 30, 2021	2,401,592	$7.97	7.5	$23,119

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2021 and 2020 was $13.97 and $12.25 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $0.7 million and $47,000, respectively. As of June 30, 2021, the total unrecognized stock-based compensation related to unvested stock option awards granted was $48.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

During the six months ended June 30, 2021, in connection with a separation agreement with an employee, the Company accelerated the vesting of certain unvested stock options and extended the exercise period related to the vested awards. The modification resulted in incremental stock-based compensation of $0.3 million, which was recognized immediately.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Exercise price	$16.88-$18.18	$11.51-$18.46	$16.88-$21.22	$10.40-$24.52
Expected term (in years)	5.5-6.1	5.5-6.1	5.5-6.1	5.5-6.1
Expected volatility	83.82%-92.55%	92.59%-95.85%	83.82%-94.06%	77.07%-95.85%
Risk-free interest rate	0.78%-1.12%	0.37%-0.56%	0.62%-1.12%	0.37%-1.73%
Expected dividend yield	—	—	—	—

Performance Stock Units

The Company granted PSUs to employees which are subject to a performance condition of FDA marketing approval of maralixibat for the treatment of cholestatic pruritis in patients with ALGS (“NDA Approval”) by a certain date. If the performance condition is met, 50% will vest immediately and 50% will vest on June 30, 2023, subject to the employees’ continuous service through each vesting date.

The following table summarizes the activity related to PSUs for the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2020	—	$—
Granted	154,168	$18.56
Canceled	(600)	$18.50
Unvested and Outstanding as of June 30, 2021	153,568	$18.56

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

As the Executive PSU’s contained a market condition, the grant date fair value was determined using a Monte Carlo simulation model and the weighted-average grant date fair value of these Executive PSU's was $7.09 per share.

As of June 30, 2021, the Company determined achievement of the NDA Approval performance condition was not met as applied under the Accounting Standards Codification 718, Compensation — Stock Compensation (Topic 718). As a result, none of the PSUs or Executive PSUs vested and no associated expense was recognized during the six months ended June 30, 2021. The total unrecognized stock-based compensation related to the PSUs and the Executive PSUs was $3.4 million as of June 30, 2021.

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. During the three and six months ended June 30, 2021, 43,976 shares were issued under the ESPP. As of June 30, 2021, the Company had 956,373 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP for the three and six months ended June 30, 2021 was $0.2 million and $0.3 million, respectively.

Restricted Stock

In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The modified shares have a four-year vesting period and a measurement date fair value of $2.936 per share. For the three months ended June 30, 2021 and 2020, 33,400 shares and 33,398 shares vested, respectively. For the six months ended June 30, 2021 and 2020, 66,796 shares and 66,796 shares vested, respectively. As of June 30, 2021, the total unrecognized compensation expense related to unvested restricted stock was $0.6 million expected to be recognized over a weighted-average period of approximately 1.4 years.

Total stock-based compensation is reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$2,808	$1,714	$5,350	$3,246
Research and development	2,015	1,260	4,758	2,301
Total	$4,823	$2,974	$10,108	$5,547

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

13. Subsequent Event

In July 2021, the Company entered into an exclusive license and collaboration agreement with GC Pharma. Under the terms of the agreement, GC Pharma has obtained the exclusive right to develop and commercialize maralixibat within South Korea for ALGS, PFIC, and biliary atresia. The Company is entitled to receive a $5.0 million upfront payment, research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of a late-stage pipeline of novel therapies for debilitating liver diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear. Our pipeline consists of two clinical-stage product candidates with mechanisms of action that have potential utility across a wide range of orphan cholestatic liver diseases. We are developing maralixibat for the treatment of pediatric patients with Alagille syndrome (“ALGS”), progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). In the third quarter of 2020, we initiated a rolling submission of a New Drug Application (“NDA”) for the treatment of cholestatic pruritus in patients with ALGS to the U.S. Food and Drug Administration (“FDA”) and subsequently completed our NDA submission in January 2021. In March of 2021, we received acceptance for filing of the NDA by the FDA. We are planning for a potential launch in ALGS in the United States in the second half of 2021. We have also submitted a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for maralixibat for the treatment of PFIC2, which has been accepted for review. In parallel, we are also conducting the Phase 3 MARCH clinical trial in PFIC evaluating higher doses of maralixibat in a broader population of PFIC subtypes, for which we expect to announce topline data in early 2022. Additionally, we are enrolling the EMBARK Phase 2 clinical trial for BA. We are developing volixibat for the treatment of adult patients with cholestatic liver diseases, including primary sclerosing cholangitis (“PSC”), intrahepatic cholestasis of pregnancy (“ICP”) and primary biliary cholangitis (“PBC”). We commenced enrollment in the VISTAS Phase 2b clinical trial of volixibat in PSC and the OHANA Phase 2b clinical trial of ICP in the first quarter of 2021 and we expect to commence enrollment in the clinical trial of volixibat in PBC in the second half of 2021.

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

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into a sales agreement (“Sales Agreement”) with SVB Leerink

LLC (“SVB Leerink”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the six months ended June 30, 2021, we did not sell any common stock pursuant to the Sales Agreement. As of December 31, 2020, we had sold 305,969 shares of common stock in at-the-market offerings pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of June 30, 2021.

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

Financial Overview

Our net loss was $43.9 million and $23.3 million for the three months ended June 30, 2021 and 2020, respectively, and $94.4 million and $44.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $267.6 million and cash, cash equivalents and investments of $238.8 million.

We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities, continue commercial preparation activities for maralixibat, and seek regulatory approvals for our product candidates, as well as hire additional personnel and protect our intellectual property. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We have entered into collaboration arrangements with other companies whereby we are entitled to receive, or obligated to pay, upfront and license fees, research and development funding, development and sales-based milestones, and tiered royalties based on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method or expected value method to estimate this variable consideration, depending on the nature of the contingency and the variable payments. Given the high degree of uncertainty around the occurrence of these events, we generally determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. The timing of these activities may fluctuate significantly. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and non-clinical studies and our expenditures on other research and development activities.

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

Although we did not see a significant financial impact to our business operations as a result of COVID-19 for the six months ended June 30, 2021, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as temporary closures of our offices or those of our third-party manufacturers or suppliers, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

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

License Agreements

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

Under the Shire License Agreement and Assigned License Agreements, we have paid aggregate development milestones of $3.0 million in July 2019 related to initiation of the Phase 3 MARCH clinical trial of maralixibat in PFIC, $10.0 million in December 2020 upon acceptance of an MAA filing to the EMA for maralixibat for the treatment of PFIC2, $2.0 million in January 2021 associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC, $15.0 million in April 2021 consisting of (1) $5.0 million which would have been due had we initiated a Phase 3 clinical trial in ALGS, and (2) $10.0 million associated with the acceptance of our NDA for filing for maralixibat for the treatment of cholestatic pruritus in patients with ALGS based upon the results of our Phase 2b ICONIC clinical trial and $2.0 million in July 2021 associated with our EMBARK Phase 2 clinical trial for BA. Development milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development expenses to Shire.

See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Option, License and Collaboration Agreements with Vivet

In April 2021, we entered into an Option, License and Collaboration Agreement (“Vivet Collaboration Agreement”) with Vivet Therapeutics SAS (“Vivet”). Pursuant to the Vivet Collaboration Agreement, Vivet granted us the exclusive option, at our discretion, to develop and subsequently commercialize Vivet’s two proprietary AAV gene therapy programs for PFIC, subtypes 3 and 2. Under the terms of the Vivet Collaboration Agreement, Vivet has agreed to continue to advance non-clinical development for PFIC3 and PFIC2. We have obtained the exclusive option to license the programs, which, if exercised, grants us global rights to develop and commercialize the licensed programs. Until that time, we agreed to provide funding to support the continued research and development costs associated with the two gene therapy programs. Funding payments, as outlined in the Vivet Collaboration Agreement, are generally made in six-month intervals and will result in quarterly fluctuations in our research and development expenses.

Pursuant to the Vivet Collaboration Agreement, to date, we paid an upfront fee of $4.2 million and initial research and development funding of $6.3 million in the three and six months ended June 30, 2021.

See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Licensing Agreement with CANbridge

In April 2021, we entered into an exclusive licensing agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize maralixibat within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, we received an upfront payment of $11.0 million. Additionally, we are eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales.

See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Licensing Agreement with GC Pharma

In July 2021, we entered into an exclusive licensing agreement with GC Pharma. Under the terms of the agreement, GC Pharma has obtained the exclusive right to develop and commercialize maralixibat within South Korea for ALGS, PFIC, and biliary atresia. We are entitled to receive a $5.0 million upfront payment, research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales.

Components of Results of Operations

License Revenue

To date, we have not generated any revenue from product sales. Under the exclusive licensing agreement with CANbridge, we have recognized as revenue the upfront nonrefundable payment related to a license grant upon satisfaction of the performance obligation. Pursuant to the agreement, we are eligible to receive future milestone payments. These milestone payments were fully constrained and not recognized currently in revenue due to the degree of uncertainty in achieving the milestones associated with these payments. We are also eligible to receive royalty payments related to the agreement, which will be recognized as the underlying product sales occur.

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
•
research and development funding for collaboration arrangements;

•
expenses related to non-clinical studies;
•
expenses related to compliance with drug development regulatory requirements; and
•
other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and other supplies.

We expense research and development costs as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed. Upfront payments, research and development funding and milestone payments made to third parties in connection with licenses and research and development collaborations are expensed as incurred.

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

Interest Expense

Interest expense for the six months ended June 30, 2021 was related to the effective interest calculated on the RIPA. Costs during the period consist primarily of costs associated with our credit facility and non-cash interest costs associated with the amortization of the related debt discount and deferred issuance costs.

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

There have been no significant changes during the six months ended June 30, 2021 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, except as described below.

Revenue Recognition

The terms of our license and collaborative research and development agreements include upfront and license fees, research, development and other funding or reimbursements, milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method or expected value method to estimate this variable consideration, depending on the nature of the contingency and the variable payments. Given the high degree of uncertainty around the occurrence of these events, we generally determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting. A contract’s transaction price is allocated among each distinct performance obligation based on relative standalone selling price and recognized when, or as, the applicable performance obligation is satisfied.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
License revenue	$11,000	$—	$11,000
Operating expenses:
Research and development	35,048	18,555	16,493
General and administrative	13,353	5,042	8,311
Total operating expenses	48,401	23,597	24,804
Loss from operations	(37,401)	(23,597)	(13,804)
Other income (expense):			—
Interest income	80	405	(325)
Interest expense	(4,776)	—	(4,776)
Change in fair value of derivative liability	(1,272)	—	(1,272)
Other expense, net	(514)	(56)	(458)
Net loss before provision for income taxes	(43,883)	(23,248)	(20,635)
Provision for income taxes	11	3	8
Net loss	$(43,894)	$(23,251)	$(20,643)

License Revenue

License revenue was $11.0 million for the three months ended June 30, 2021, compared to zero for the three months ended June 30, 2020. The increase in license revenue was due to the satisfaction of the performance obligation associated with the license granted under the licensing agreement with CANbridge.

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Product-specific costs:
Maralixibat	$9,385	$12,188	$(2,803)
Volixibat	4,030	1,120	2,910
Non product-specific costs:
Collaboration funding	6,278	—	6,278
Stock based compensation	2,015	1,260	755
Personnel	5,631	3,282	2,349
License fees (milestone payments)	6,161	—	6,161
Other	1,548	705	843
Total research and development expenses	$35,048	$18,555	$16,493

Research and development expenses were $35.0 million for the three months ended June 30, 2021, an increase of $16.5 million compared to the three months ended June 30, 2020. The increase was primarily due to $10.5 million in Vivet Collaboration Agreement expenditures consisting of a $4.2 million upfront fee and $6.3 million of program development funding, an increase of $2.3 million of personnel and other compensation related expenses, an increase of $2.9 million for volixibat clinical trial expenses for PSC, PBC and ICP and related manufacturing activities supporting clinical supply, an increase of $2.0 million due to a development milestone payment associated with initiation of the EMBARK Phase 2 clinical trial of maralixibat for BA, an increase of $0.8 million in stock-based compensation, and an increase of $0.8 million in outside consulting services and other general development expenses. These increases were partially offset by a decrease of $2.1 million in expenses related to maralixibat primarily due to lower manufacturing activities as a result of prior year completion of NDA registrational production as well as $1.0 million in research and development funding pursuant to our license agreement with CANbridge, which was recorded as a reduction of research and development expenses.

General and Administrative Expenses

General and administrative expenses were $13.4 million for the three months ended June 30, 2021, an increase of $8.3 million compared to the three months ended June 30, 2020. The increase was primarily due to an increase of $3.8 million in professional and consulting service expenses primarily associated with commercial preparation activities for maralixibat, $3.2 million of personnel and other compensation related expenses, including an increase of $1.1 million in stock-based compensation, reflecting an increase in the number of our administrative employees to support increased requirements of operating as a public company, such as regulatory compliance and commercial preparation activities for maralixibat, an increase of $1.0 million in expenses primarily related to general legal and public relations activities, and an increase of $0.3 million in other general administrative expenses.

Interest Income

Interest income was $80,000 for the three months ended June 30, 2021, a decrease of $0.3 million compared to the three months ended June 30, 2020. The decrease was primarily due to lower interest earned on our cash equivalents and investment balances compared to the prior year largely a result of current economic conditions.

Interest Expense

Interest expense was $4.8 million for the three months ended June 30, 2021 compared to zero for the three months ended June 30, 2020. The increase was related to the effective interest accreted on the revenue interest liability in connection with the RIPA.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $1.3 million for the three months ended June 30, 2021 compared to zero for the three months ended June 30, 2020. The increase was related to the remeasurement of derivative liability at June 30, 2021 and reflects the increase in the value of the underlying put option associated with the RIPA primarily resulting from the additional $65.0 million in net proceeds received upon acceptance for filing by the FDA of our NDA for the treatment of cholestatic pruritus in patients with ALGS.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
License revenue	$11,000	$—	$11,000
Operating expenses:
Research and development	73,182	35,895	37,287
General and administrative	22,832	9,734	13,098
Total operating expenses	96,014	45,629	50,385
Loss from operations	(85,014)	(45,629)	(39,385)
Other income (expense):
Interest income	229	1,154	(925)
Interest expense	(8,157)	—	(8,157)
Change in fair value of derivative liability	(938)	—	(938)
Other expense, net	(530)	(79)	(451)
Net loss before provision for income taxes	(94,410)	(44,554)	(49,856)
Provision for income taxes	16	7	9
Net loss	$(94,426)	$(44,561)	$(49,865)

License Revenue

License revenue was $11.0 million for the six months ended June 30, 2021, compared to zero for the six months ended June 30, 2020. The increase in license revenue was due to the satisfaction of the performance obligation associated with the license granted under the licensing agreement with CANbridge.

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Product-specific costs:
Maralixibat	$19,117	$23,470	$(4,353)
Volixibat	6,779	2,654	4,125
Non product-specific costs:
Collaboration funding	6,278	—	6,278
Stock based compensation	4,758	2,301	2,457
Personnel	10,544	5,803	4,741
License fees (milestone payments)	23,161	—	23,161
Other	2,545	1,667	878
Total research and development expenses	$73,182	$35,895	$37,287

Research and development expenses were $73.2 million for the six months ended June 30, 2021, an increase of $37.3 million compared to the six months ended June 30, 2020. The increase was primarily due to $19.0 million in development milestone payments consisting of $15.0 million associated with the acceptance of our NDA for filing for maralixibat for the treatment of cholestatic pruritus in patients with ALGS and $4.0 million associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC and the EMBARK Phase 2 clinical trial of maralixibat for BA, $10.5 million in Vivet Collaboration Agreement expenditures consisting of a $4.2 million upfront fee and $6.3 million of program development funding, an increase of $4.7 million of personnel and other compensation related expenses, an increase of $4.1 million in volixibat clinical trial expenses for PSC, PBC and ICP and related manufacturing activities supporting clinical supply, an increase of $2.5 million in stock-based compensation, and an increase of $0.9 million in outside consulting services and other general development expenses. These increases were partially offset by a decrease of $3.5 million in expenses related to maralixibat primarily due to lower manufacturing activities as a result of prior year completion of NDA registrational production as well as $1.0 million in research and development funding pursuant to our license agreement with CANbridge, which was recorded as a reduction of research and development expenses.

General and Administrative Expenses

General and administrative expenses were $22.8 million for the six months ended June 30, 2021, an increase of $13.1 million compared to the six months ended June 30, 2020. The increase was primarily due to an increase of $5.7 million in professional and consulting service expenses primarily associated with commercial preparation activities for maralixibat, $5.6 million of personnel and other compensation related expenses, including an increase of $2.1 million in stock-based compensation, reflecting an increase in the number of administrative employees to support increased commercial preparation activities for maralixibat and requirements of operating as a public company, such as regulatory requirements and compliance, an increase of $1.3 million in expenses primarily related to general legal and public relations activities and an increase of $0.5 million in other general administrative expenses.

Interest Income

Interest income was $0.2 million for the six months ended June 30, 2021, a decrease of $0.9 million compared to the six months ended June 30, 2020. The decrease was primarily due to lower interest earned on our cash equivalents and investment balances compared to the prior year largely a result of current economic conditions.

Interest Expense

Interest expense was $8.2 million for the six months ended June 30, 2021 compared to zero for the six months ended June 30, 2020. The increase was related to the effective interest accreted on the revenue interest liability in connection with the RIPA.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.9 million for the six months ended June 30, 2021 compared to zero for the six months ended June 30, 2020. The increase was related to the remeasurement of derivative liability at June 30, 2021 and reflects the increase in the value of the underlying put option associated with the RIPA primarily resulting from the additional $65.0 million in net proceeds received upon acceptance for filing by the FDA of our NDA for the treatment of cholestatic pruritus in patients with ALGS offset by the reduction in risk of the underlying put option associated with the RIPA.

Liquidity and Capital Resources

Overview

We had $238.8 million of cash, cash equivalents and investments as of June 30, 2021, compared to $231.8 million as of December 31, 2020. Since inception, we have incurred operating losses and negative cash flows from operations. As of June 30, 2021, we had an accumulated deficit of $267.6 million.

In January 2020, we completed a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses payable by us.

In August 2020, SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the Sales Agreement with SVB Leerink, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the six months ended June 30, 2021, we did not sell any common stock pursuant to the Sales Agreement. As of December 31, 2020, we had sold 305,969 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of June 30, 2021.

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

Pursuant to the RIPA, we have received $115.0 million from the Purchasers consisting of an upfront cash payment of $50.0 million and an additional $65.0 million as a result of acceptance for filing of our NDA for maralixibat. Additionally, we may be entitled to receive up to an additional $35.0 million upon certain regulatory events related to our product candidate and up to an additional $50.0 million at the option of the Purchasers to finance in-license or other acquisitions. In return, the Purchasers will have a right to receive Revenue Interests based on net sales of maralixibat, if approved. As of June 30, 2021, we have not generated any revenue from product sales, and we anticipate that we will continue to incur losses for the foreseeable future.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the period indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(65,409)	$(35,345)
Net cash (used in) provided by investing activities	(57,239)	61,734
Net cash provided by financing activities	72,506	44,684
Effect of exchange rate on cash and cash equivalents	(6)	(1)
Net (decrease) increase in cash and cash equivalents	$(50,148)	$71,072

Net Cash Used in Operating Activities

Net cash used in operating activities was $65.4 million for the six months ended June 30, 2021, reflecting our net loss of $94.4 million partially offset by non-cash items of $19.5 million. Non-cash items consisted primarily of $10.1 million of stock-based compensation, $8.2 million of effective interest expense in connection with the RIPA, $0.9 million related to the change in fair value of the derivative liability, and $0.4 million of depreciation and amortization of our fixed assets and operating lease right-of use assets. Additionally, cash used in operating activities reflected changes in net operating assets of $9.5 million, consisting primarily of a $9.9 million increase in accounts payable, accrued expenses and other liabilities primarily due to $7.7 million associated with clinical, manufacturing and commercial planning activities and $2.0 million related to a development milestone payment associated with the EMBARK Phase 2 Clinical trial of maralixibat for BA, partially offset by a $0.3 million decrease in our operating lease liability.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $57.2 million for the six months ended June 30, 2021, primarily due to $129.3 million used in purchases of investments, partially offset by proceeds of $70.1 million from maturities of investments and proceeds of $2.0 million from paydowns of investments.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $72.5 million for the six months ended June 30, 2021, due to net proceeds of $64.6 million pursuant to the RIPA, net proceeds of $6.9 million received from the underwriters when they exercised their option to purchase 375,654 shares of our common stock in January 2021 following the follow-on underwritten public offering of our common stock in December 2020, and proceeds of $1.0 million from employee equity award exercises.

Net cash provided by financing activities was $44.7 million for the six months ended June 30, 2020, due to net proceeds received from the completion of a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a price of $20.00 per share.

Contractual Obligations and Commitments

There have been no material changes in the amount of our contractual obligations and commitments during the six months ended June 30, 2021 from those disclosed in our Annual Report, except as described below.

Under the Vivet Collaboration Agreement, we are committed to fund research and development costs associated with the two gene therapy programs covered under the agreement for six months, which is equal to the termination provisions under the agreement. As of the date of this filing, we are obligated for up to an additional €10.7 million.

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

Contractual Arrangements

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. For the periods presented, under the Shire License Agreement and Assigned License Agreements, we have paid development milestones of $10.0 million in December 2020 upon acceptance of an MAA filing to the EMA for maralixibat for the treatment of PFIC2, $2.0 million in January 2021 associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC, $15.0 million in April 2021 consisting of (1) $5.0 million which would have been due had we initiated a Phase 3 clinical trial in ALGS, and (2) $10.0 million associated with the acceptance of our NDA filing for maralixibat for the treatment of cholestatic pruritus in patients with ALGS based upon the results of our Phase 2b ICONIC clinical trial, and $2.0 million in July 2021 associated with our EMBARK Phase 2 clinical trial for BA. As of June 30, 2021, we were unable to estimate the timing or likelihood of achieving additional remaining future milestones or making future product sales and, therefore, any related payments are not included herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of June 30, 2021 consist of readily available checking, money market funds, and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

We have entered into the RIPA. Our primary exposure to market risk is that the interest rate on the liability may vary during the term of the agreement primarily due to the level of forecasted net sales. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. We do not believe a change in interest rate has had a material effect on our results of operations during the six months ended June 30, 2021.

Foreign Currency Rate Risk

Our operations include activities in the United States and Switzerland. In addition, we contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Swiss Franc and the Euro, we do not currently believe that foreign currency could have a significant impact. From time to time, we enter into hedging arrangements to mitigate our foreign currency rate risk.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception in May 2018. For the three months ended June 30, 2021 and 2020, we reported a net loss of $43.9 million and $23.3 million, respectively. For the six months ended June 30, 2021 and 2020, we reported a net loss of $94.4 million and $44.6 million, respectively. As of June 30, 2021, we had an accumulated deficit of $267.6 million.

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

Our business has been and could continue to be adversely affected by the continued COVID-19 pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The continuing COVID-19 pandemic could adversely affect our operations, including our workforce, which is currently primarily working remotely and at our clinical trial sites, as well as the business or operations of our manufacturers, clinical research organizations (“CROs”) or other third parties with whom we conduct business.

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

We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and may need to make further adjustments in the future. For example, in our ongoing clinical trials, we have adopted new protocols to allow for flexibility surrounding patient visits, including to have drug shipped to them and for patients to virtually check-in as opposed to attending standard hospital visits. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the progress and completion of this clinical trial and the findings from this clinical trial. In addition, we may encounter delays in shipping of our study drug. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

We have submitted an NDA for the treatment of cholestatic pruritus due to ALGS. In March 2021, the FDA accepted the NDA for filing and granted priority review for maralixibat in ALGS with a Prescription Drug User Fee Act (“PDUFA”) date set for September 29, 2021. The FDA also communicated to us that it had no plans to hold an advisory committee for the application. The FDA may extend this date and may change its decision on the need for an advisory committee. The NDA includes extensive clinical and preclinical data, as well as extensive information regarding pharmacology and chemistry, manufacturing and controls (“CMC”). The FDA may disagree with our interpretation of such data and information, which may require us to complete additional activities. As a result, FDA approval of maralixibat for cholestatic pruritus in patients with ALGS may be delayed and we may be required to expend significant additional resources seeking such approval.

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

If the size of the market opportunities in each of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of maralixibat on treatments for rare pediatric cholestatic liver diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting with maralixibat, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare pediatric cholestatic liver diseases. We also plan to focus our clinical development of volixibat as a treatment for ICP, PSC and PBC, diseases with relatively small patient populations. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, while we are evaluating maralixibat in patients with different types of

PFIC in our Phase 3 MARCH clinical trial, in prior studies of maralixibat, the Phase 2 INDIGO clinical trial in particular, all of the multi-parameter responders were in the nt-PFIC2 subpopulation. Further, the primary endpoint in our Phase 3 MARCH clinical trial is designed to evaluate maralixibat’s effect on pruritus associated with nt-PFIC2. As such, even if our Phase 3 MARCH clinical trial shows positive results in other PFIC subgroups, the design of our clinical trial may limit the ability of our NDA to be approved beyond the nt-PFIC2 population, if at all. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Lastly, the potentially addressable patient population for PFIC and ALGS, or any of our potential indications, may even be further reduced as gene therapy products become more widely accepted and approved.

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

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for a product for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively “Affordable Care Act”), was enacted in the United States. Among the provisions of the

Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. At this time, we are unsure of the full impact that Affordable Care Act will have on our business. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, U.S. federal tax legislation enacted in 2017, informally titled The Tax Cuts and Jobs Act (“Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, the current administration issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the health care reform measures of the current administration will impact the Affordable Care Act and our business.

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

At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the previous administration announced several executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the current administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the previous administration’s Most Favored Nation ("MFN") executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the current administration expressed its intent to pursue certain policy initiatives to reduce drug prices.

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

As a company we currently have limited marketing and sales experience and we have never commercialized a product before. If we are unable to adequately establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate viable product revenues. Even if we adequately establish such capabilities, market acceptance or reimbursement of our products may be lower than expected.

We currently do not have a full-scale commercial organization for the marketing, sales and distribution of pharmaceutical products. To commercialize our product candidates we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect that the majority of ALGS and PFIC patients will be treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We are building our own commercial infrastructure in North America and in major European markets to target these centers, but will evaluate opportunities to partner with pharmaceutical companies that have established sales and marketing capabilities to commercialize our product candidates, if approved, outside of these geographies.

The establishment and development of our own sales force to market our product candidates is expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully or adequately develop this capability. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. To the extent we rely on third parties to commercialize our product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In the event we are unable to successfully develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates.

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

We face significant competition from other biotechnology and pharmaceutical companies with products that may directly or indirectly compete with ours, and our operating results will suffer if we fail to compete effectively.

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

Outside of surgery, there are no approved therapies for the treatment of ALGS in the United States. UDCA, which is approved for the treatment of PBC, is sometimes used to treat patients with other cholestatic liver diseases. Cholestyramine and other bile salt resins, rifampin, and naltrexone are sometimes used to treat patients suffering from pruritus, and a number of drugs, including UDCA, rifampin and naltrexone are used off-label to treat patients suffering from cholestatic liver disease. In addition, there are product candidates in development for some of these indications.

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the ASBT pathway. GlaxoSmithKline plc and Albireo have ASBTis in clinical development for cholestatic liver diseases. We are aware that Albireo has received approval for odevixibat for the treatment of pruritus in patients with PFIC in the United States and for the treatment of PFIC in Europe. Albireo has been granted orphan designation for PFIC in Europe and if maralixibat is deemed similar, it could prevent the approval of maralixibat in PFIC in Europe. Albireo has also announced the initiation of studies of odevixibat in BA and ALGS and plans to pursue other cholestatic liver diseases. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its ASBTi in PBC patients and has initiated a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of ICP or PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282 and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Genfit’s elafibranor and NGM Biopharmaceuticals, Inc.’s NGM282. We are also aware that Cara Therapeutics’ Korsuva is in Phase 2 development for the treatment of moderate-to-severe pruritus associated with chronic liver disease. Furthermore, if approved, one of our own product candidates may be used off-label in the market for another of our product candidates, adversely affecting the sales of that product candidate.

Even though we have obtained orphan drug designation for maralixibat in PFIC, ALGS and BA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. In September 2013, the FDA granted orphan drug status to maralixibat for the treatment of patients with PFIC and ALGS in the United States. In October 2020, the FDA granted orphan drug status to maralixibat for the treatment of BA. We also received orphan drug status for maralixibat for PFIC, ALGS and BA in the European Union. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in the European Union, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the European Union can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. For example, if a competing product is approved for ALGS or PFIC before maralixibat and is determined to be structurally similar by the EMA, maralixibat may be denied marketing authorization by EMA for that indication. Specifically, Albireo has been granted orphan designation for PFIC in Europe and if maralixibat is deemed similar it could prevent the approval of maralixibat for PFIC in Europe. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to maralixibat for the treatment of PFIC, ALGS and BA, if we receive approval for maralixibat for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

We entered into a licensing agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”), pursuant to which CANbridge has agreed to develop and commercialize maralixibat in Greater China (China, Hong Kong, Macau and Taiwan). Under the terms of the licensing agreement, CANbridge has obtained the exclusive right to develop and commercialize maralixibat within the Greater China regions for ALGS, PFIC, and BA. In exchange, we received an $11.0 million upfront payment, and are eligible to receive up to $5.0 million in R&D funding and up to $109.0 million for the achievement of future regulatory and commercial milestones, with significant double-digit tiered royalties based on product net sales. In collaboration with Mirum, CANbridge has agreed to oversee our clinical study sites in China, with the goal of accelerating enrollment of the global Phase 2b EMBARK clinical trial, which was recently initiated for patients with BA. CANbridge also has the right to manufacture maralixibat in Greater China under certain conditions.

We entered into a licensing agreement, with GC Pharma, pursuant to which GC Pharma has agreed to develop and commercialize maralixibat in South Korea. Under the terms of the licensing agreement, GC Pharma has obtained the exclusive right to develop and commercialize maralixibat within South Korea for ALGS, PFIC, and BA. In exchange, we received a $5.0 million upfront payment and are eligible to receive payments for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales.

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

As of June 30, 2021, we had 120 full and part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

•
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

Further, the UK’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. Following the UK’s withdrawal from the EU on January 31, 2020, pursuant to the transitional arrangements agreed to between the UK and EU, the GDPR continued to have effect in UK law, and continued to do so until December 31, 2020 as if the UK remained a Member State of the EU for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, as noted above, the UK has introduced the UK GDPR which made the privacy regimes of the EEA and UK similar. This could expose us to two parallel regimes, each of which potentially authorizes similar fines (see below) and other duplicative and potentially divergent enforcement actions for certain violations. In addition, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of UK immigration control) of personal data from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed only if the UK continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the UK and could intervene at any point if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the UK will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal data from the EEA to the UK to continue, which could disrupt our operations.

In addition, while the UK data protection regime currently permits data transfers from the UK to the EEA and other third countries covered by a European Commission adequacy decision, and currently includes a framework to permit the continued use of the existing version of the Standard Contractual Clauses for personal data transfers from the UK to third countries, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the UK to the EEA and other third countries. In particular, the UK Information Commissioner’s Office has stated that it is working on its own bespoke version of the Standard Contractual Clauses and it is not clear whether the new Standard Contractual Clauses published by the European Commission will be accepted as a valid mechanism to permit the transfer of personal data from the UK to third countries and/or whether any UK version of the Standard Contractual Clauses will supersede the existing and/or new EU version of the Standard Contractual Clauses. This could necessitate the implementation of both UK and EU versions of Standard Contractual Clauses, which would require significant resources and result in significant cost to implement and manage.

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

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of maralixibat or volixibat or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of our product candidates may occur in the future. In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Further, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

We currently have rights to patents and patent applications in the United States, Europe and other countries covering the methods of treating cholestatic liver diseases using ASBTis, including maralixibat and volixibat, with limited systemic exposure. We also have rights to patents and patent applications in Europe and other countries covering the use of compositions of such ASBTis in treating pediatric cholestatic liver diseases. A patent based on any of these patent applications may never be issued. We do not have patents or patent applications covering maralixibat as a composition-of-matter. Therefore, the primary patent-based intellectual property protection for our maralixibat program will be any patents granted on the pending method-of-use and formulation patent applications.

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

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We have and may continue to license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on July 18, 2019 and to August 4, 2021 has ranged from a low of $6.84 to a high of $26.59. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2021, there were 30,506,433 shares of our common stock outstanding, excluding 189,260 shares subject to repurchase, as described in the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Mirum Pharmaceuticals, Inc.

Date: August 5, 2021	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: August 5, 2021	By:	/s/ Ian Clements, Ph.D.
Ian Clements, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)