Form 10-Q
period 2021-09-30
Mirum Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021 the registrant had 30,638,194 shares of common stock, $0.0001 par value per share, outstanding.

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

•
LIVMARLI~~™~~ (maralixibat) oral solution (“Livmarli”) is our only U.S. Food and Drug Administration-approved product and the success of our business depends, in part, on its successful commercialization.

•
As a company we currently have limited marketing and sales experience and we have never commercialized a product. If we are unable to adequately maintain and scale our marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate viable product revenues. Even if we adequately establish such capabilities, market acceptance or reimbursement of our products may be lower than expected.

•
Livmarli may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

•
We have a very limited operating history, and we have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

•
Our business depends, in part, on the success of our product candidates, each of which require significant clinical testing before we can seek regulatory approval and potentially launch commercial sales.

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

•
We will need substantial additional financing to continue our commercialization efforts for Livmarli, develop our product candidates and implement our operating plans. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•
We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

ii

•
If we are unable to obtain and maintain sufficient intellectual property protection for Livmarli and our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize Livmarli and our product candidates, if approved, may be adversely affected.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$55,844	$142,086
Other Receivable	400	—
Short-term investments	134,190	89,734
Prepaid expenses and other current assets	6,371	4,530
Total current assets	196,805	236,350
Investments	14,997	—
Property and equipment, net	1,060	1,293
Operating lease right-of-use assets	1,664	1,949
Intangible assets, net	19,000	—
Other assets	1,641	1,272
Total assets	$235,167	$240,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,003	$3,151
Accrued expenses	43,847	13,411
Operating lease liabilities	690	636
Derivative liability	847	1,264
Total current liabilities	50,387	18,462
Revenue interest liability, net	126,277	47,651
Operating lease liabilities, noncurrent	2,088	2,627
Other liabilities	19	29
Total liabilities	178,771	68,769
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 30,562,167 shares issued and 30,406,303 shares outstanding, excluding 155,864 shares subject to repurchase as of September 30, 2021; and 30,032,600 shares issued and 29,776,544 shares outstanding, excluding 256,056 shares subject to repurchase as of December 31, 2020	3	3
Additional paid-in capital	371,104	345,180
Accumulated deficit	(314,705)	(173,171)
Accumulated other comprehensive (loss) income	(6)	83
Total stockholders’ equity	56,396	172,095
Total liabilities and stockholders’ equity	$235,167	$240,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License revenue	$5,000	$—	$16,000	$—
Operating expenses:
Research and development	30,471	15,984	103,653	51,879
General and administrative	17,353	5,732	40,185	15,466
Total operating expenses	47,824	21,716	143,838	67,345
Loss from operations	(42,824)	(21,716)	(127,838)	(67,345)
Other income (expense):
Interest income	72	237	301	1,391
Interest expense	(5,667)	—	(13,824)	—
Change in fair value of derivative liability	1,355	—	417	—
Other expense, net	(35)	(30)	(565)	(109)
Net loss before provision for income taxes	(47,099)	(21,509)	(141,509)	(66,063)
Provision for (benefit from) income taxes	9	(3)	25	4
Net loss	$(47,108)	$(21,506)	$(141,534)	$(66,067)
Net loss per share, basic and diluted	$(1.55)	$(0.86)	$(4.68)	$(2.65)
Weighted-average shares of common stock outstanding, basic and diluted	30,367,727	25,132,916	30,250,127	24,965,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(47,108)	$(21,506)	$(141,534)	$(66,067)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	7	(151)	(83)	39
Cumulative translation adjustments	—	5	(6)	4
Comprehensive loss	$(47,101)	$(21,652)	$(141,623)	$(66,024)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	—	—	29,776,544	$3	$345,180	$(173,171)	$83	$172,095
Issuance of common stock in connection with common stock option exercises	—	—	12,535	—	80	—	—	80
Issuance of common stock in public offering, net of issuance costs of $476	—	—	375,654	—	7,038	—	—	7,038
Restricted common stock vested in the period	—	—	33,396	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,285	—	—	5,285
Net loss	—	—	—	—	—	(50,532)	—	(50,532)
Other comprehensive loss	—	—	—	—	—	—	(83)	(83)
Balance as of March 31, 2021	—	—	30,198,129	$3	$357,583	$(223,703)	$—	$133,883
Issuance of common stock in connection with common stock option exercises	—	—	41,668	—	295	—	—	295
Restricted common stock vested in the period	—	—	33,400	—	—	—	—	—
Issuance of shares in connection with ESPP	—	—	43,976	—	643	—	—	643
Stock-based compensation	—	—	—	—	4,823	—	—	4,823
Net loss	—	—	—	—	—	(43,894)	—	(43,894)
Other comprehensive loss	—	—	—	—	—	—	(13)	(13)
Balance as of June 30, 2021	$-	$-	$30,317,173	$3	$363,344	$(267,597)	$(13)	$95,737
Issuance of common stock in connection with common stock option exercises	—	—	55,734	—	345	—	—	345
Restricted common stock vested in the period	—	—	33,396	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,415	—	—	7,415
Net loss	—	—	—	—	—	(47,108)	—	(47,108)
Other comprehensive gain	—	—	—	—	—	—	7	7
Balance as of September 30, 2021	—	$—	30,406,303	$3	$371,104	$(314,705)	$(6)	$56,396

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	—	$—	22,600,338	$2	$200,119	$(69,901)	$129	$130,349
Issuance of common stock in follow-on public offering, net of issuance costs of $3,342	—	—	2,400,000	1	44,658	—	—	44,659
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,573	—	—	2,573
Net loss	—	—	—	—	—	(21,310)	—	(21,310)
Other comprehensive loss	—	—	—	—	—	—	(153)	(153)
Balance as of March 31, 2020	—	$—	25,033,736	$3	$247,350	$(91,211)	$(24)	$156,118
Issuance of common stock in connection with common stock option exercises	—	—	4,203	—	25	—	—	25
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,974	—	—	2,974
Net loss	—	—	—	—	—	(23,251)	—	(23,251)
Other comprehensive income	—	—	—	—	—	—	342	342
Balance as of June 30, 2020	—	$—	25,071,337	$3	$250,349	$(114,462)	$318	$136,208
Issuance of common stock in at-the-market offering, net of issuance costs of $138.	—	—	98,708	—	2,244	$—	—	2,244
Issuance of common stock in connection with common stock option exercises	—	—	7,442	—	27	—	—	27
Restricted common stock vested in the period	—	—	33,398	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,428	—	—	3,428
Net loss	—	—	—	—	—	(21,506)	—	(21,506)
Other comprehensive loss	—	—	—	—	—	—	(146)	(146)
Balance as of September 30, 2020	—	$—	25,210,885	$3	$256,048	$(135,968)	$172	$120,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(141,534)	$(66,067)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	17,523	8,975
Depreciation and amortization	253	220
Amortization of operating lease right-of-use assets	285	238
Net (accretion) amortization of discounts on investments	(80)	32
Non-cash interest expense on revenue interest purchase agreement	13,824	—
Change in fair value of derivative liability	(417)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,241)	(1,699)
Operating lease right-of-use assets	—	94
Other assets	(374)	—
Accounts payable, accrued expenses and other liabilities	13,635	5,655
Operating lease liabilities	(485)	(244)
Net cash used in operating activities	(99,611)	(52,796)
Investing activities
Proceeds from maturities of investments	117,600	71,400
Proceeds from paydowns of investments	2,000	23,608
Purchase of investments	(179,055)	(51,991)
Purchase of property and equipment	(21)	(197)
Net cash (used in) provided by investing activities	(59,476)	42,820
Financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs	6,914	46,903
Proceeds from revenue interest liability, net of issuance costs	64,574	—
Proceeds from issuance of common stock pursuant to equity award plans	1,363	52
Payment of deferred offering costs in connection with the shelf registration and sales agreement	—	(175)
Net cash provided by financing activities	72,851	46,780
Effect of exchange rate on cash and cash equivalents	(6)	4
Net (decrease) increase in cash and cash equivalents	(86,242)	36,808
Cash and cash equivalents at beginning of period	142,086	11,970
Cash and cash equivalents at end of period	$55,844	$48,778

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$645	$362
Accrued milestone payments classified as intangible assets, net	$19,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Mirum Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on May 2, 2018, and is headquartered in Foster City, California. The Company is a biopharmaceutical company focused on the identification, acquisition, development and commercialization of novel therapies for debilitating rare liver diseases.

The Company received U.S. Food and Drug Administration (“FDA”) approval for LIVMARLI (maralixibat) oral solution (“Livmarli”), the first and only FDA-approved medication for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) one year of age and older, on September 29, 2021.

The Company’s development pipeline consists of two clinical-stage product candidates, maralixibat and volixibat, with mechanisms of action that have potential utility across a wide range of orphan liver diseases. The Company commenced significant operations in November 2018.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

The Company views its operations and manages its business as one operating segment.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of September 30, 2021, the Company had an accumulated deficit of $314.7 million and cash, cash equivalents and investments of $205.0 million, which are available to fund future operations. The Company believes that its cash, cash equivalents and investments as of September 30, 2021 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, except as discussed below.

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

The terms of the Company’s license and collaborative research and development agreements include upfront license fees, research, development and other funding or reimbursements, milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements.

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

Stock-Based Compensation

The Company recognizes stock-based compensation for all stock-based awards based on the grant date fair value of the award. For stock-based awards with service conditions, the fair value of the awards is amortized on a straight-line basis over the requisite service period in which the awards are expected to vest. For stock-based awards with performance vesting conditions, stock-based compensation is recognized when it is considered probable that the performance conditions will be satisfied. At each reporting period, the Company reassesses the probability of the achievement of the performance vesting conditions. Any change in stock-based compensation resulting from an adjustment in the vesting is treated as a cumulative catch-up in the period of adjustment. For stock-based awards with market conditions, stock-based compensation is recognized over the appropriate requisite service period. The Company accounts for forfeitures as they occur.

Intangibles Assets, Net

Upon FDA approval of Livmarli in September 2021, contractual milestone payments for which the Company was then obligated to pay to licensors were evaluated as intangible assets for the completed regulatory approval and right to commercialize the product. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. The Company determined the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, the intangible asset is being amortized on a straight-line basis over the estimated useful life of 11 years. The Company tests its definite lived intangible assets for impairment annually if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If it is determined that the asset becomes impaired, the carrying value is written down to its fair value with the related impairment charge recognized in the consolidated statements of operations in the period in which the impairment occurs. The Company has not recorded any impairments to its intangible assets.

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

The following outstanding potentially dilutive shares of common stock have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,	As of December 31,
	2021	2020
Options to purchase common stock	7,006,115	5,071,740
Common stock subject to repurchase	155,864	256,056
Employee stock purchase plan contingently issuable	40,429	12,931
PSUs contingently issuable	151,753	—
Underwriter option shares contingently issuable	—	562,500
Total	7,354,161	5,903,227

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

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$52,509	$—	$—	$52,509
Commercial paper	—	134,190	—	134,190
U.S. government bonds	—	14,997	—	14,997
Total financial assets	$52,509	$149,187	$—	$201,696
Financial liabilities:
Derivative liability	$—	$—	$847	$847
Total financial liabilities	$—	$—	$847	$847

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$127,783	$—	$—	$127,783
U.S. treasury bills	29,997	—	—	29,997
Corporate debt securities	—	23,201	—	23,201
Commercial paper	—	41,460	—	41,460
U.S. government bonds	—	5,066	—	5,066
Asset-backed securities	—	2,006	—	2,006
Total financial assets	$157,780	$71,733	$—	$229,513
Financial liabilities:
Derivative liability	$—	$—	$1,264	$1,264
Total financial liabilities	$—	$—	$1,264	$1,264

The carrying amounts of certain financial instruments such as cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of September 30, 2021 and December 31, 2020 approximate their related fair values due to the short-term maturities of these instruments. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The carrying amount of the revenue interest liability as of September 30, 2021 and December 31, 2020 approximates its fair value and is based on the Company’s contractual repayment obligation to the Purchasers (as defined below), based on the current estimates of future revenues, over the life of the Revenue Interest Purchase Agreement (“RIPA”). The derivative liability is considered a Level 3 input based on the three-level hierarchy. Refer to Note 6 “Revenue Interest Purchase Agreement” for further information.

Derivative Liability

The debt pursuant to the RIPA contains embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at September 30, 2021 and December 31, 2020. The estimated probability and timing of underlying events triggering the exercisability of the put options contained within the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of September 30, 2021 and December 31, 2020, the discount rate used for valuation of the derivative liability is 15.7% and 15.9%, respectively.

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability, classified as Level 3 in the fair value hierarchy:

Balance at December 31, 2020	$1,264
Change in fair value of derivative liability	(334)
Balance at March 31, 2021	930
Change in fair value of derivative liability	1,272
Balance at June 30, 2021	2,202
Change in fair value of derivative liability	(1,355)
Balance at September 30, 2021	$847

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$52,509	$—	$—	$52,509
Commercial paper	134,190	—	—	134,190
U.S. government bonds	14,999	—	(2)	14,997
Total cash equivalents and investments	$201,698	$—	$(2)	$201,696
Classified as:
Cash equivalents				$52,509
Short-term investments				134,190
Investments				14,997
Total cash equivalents and investments				$201,696

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$127,783	$—	$—	$127,783
U.S. treasury bills	29,995	2	—	29,997
Corporate debt securities	23,126	75	—	23,201
Commercial paper	41,460	—	—	41,460
U.S. government bonds	5,067	—	(1)	5,066
Asset-backed securities	2,001	5	—	2,006
Total cash equivalents and investments	$229,432	$82	$(1)	$229,513
Classified as:
Cash equivalents				$139,779
Short-term investments				89,734
Total cash equivalents and investments				$229,513

As of September 30, 2021, the remaining contractual maturities of available-for-sale debt securities were as follows: (in thousands):

Estimated Fair Value
Due within one year	$134,190
One to two years	14,997
Total	$149,187

During the three and nine months ended September 30, 2021 and 2020, there have been no significant realized gains or losses on available-for-sale investments, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any other-than-temporary impairment losses on these securities.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued clinical trials	$6,026	$3,673
Accrued milestone payments	19,000	—
Accrued professional service fees	4,462	2,157
Accrued contract manufacturing and non-clinical costs	7,644	2,780
Accrued compensation and related benefits	6,715	4,801
Total accrued expenses	$43,847	$13,411

6. Revenue Interest Purchase Agreement

In December 2020, the Company entered into the RIPA, as amended in September 2021, with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers to obtain financing for the commercialization and further development of maralixibat and other working capital needs. Pursuant to the RIPA, the Company has received $115.0 million consisting of an upfront payment of $50.0 million in December 2020 and $65.0 million in April 2021 associated with the acceptance for filing by the FDA of a New Drug Application (“NDA”) for maralixibat for the treatment of cholestatic pruritus in patients with ALGS, less certain transaction expenses.

The Company may be entitled to receive up to approximately $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions on or prior to December 31, 2022. The Company was entitled to receive an additional $35.0 million upon FDA approval of Livmarli, which it elected to forgo.

As consideration for such payments, the Purchasers have the right to receive certain revenue interests (the “Revenue Interests”) from the Company based on annual net sales of maralixibat, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual net sales are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”).

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

In addition, the RIPA contains various representations and warranties, information rights, non-financial and financial covenants, indemnification obligations and other provisions that are customary for a transaction of this nature. The Purchaser’s obligations to fund the scheduled installments are subject to certain customary conditions as set forth in the RIPA.

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

In connection with the RIPA, as of September 30, 2021 and December 31, 2020, $126.3 million and $47.7 million, respectively, was recorded as a revenue interest liability on the accompanying unaudited condensed consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded $5.7 million and $13.8 million in interest expense related to this arrangement for the three and nine months ended September 30, 2021.

As of September 30, 2021, the Company had incurred $0.9 million of issuance costs in connection with the RIPA, which are amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s net product sales will reduce the revenue interest liability. During the three and nine months ended September 30, 2021, the Company did not record any product sales revenue.

The following table summarizes the revenue interest liability activity during the three and nine months ended September 30, 2021 (in thousands):

Revenue interest liability at December 31, 2020	$47,651
Interest expense recognized	3,381
Capitalized issuance costs	(172)
Revenue interest liability at March 31, 2021	$50,860
Proceeds from purchaser payments	65,000
Interest expense recognized	4,776
Capitalized issuance costs	(26)
Revenue interest liability at June 30, 2021	$120,610
Interest expense recognized	5,667
Revenue interest liability at September 30, 2021	$126,277

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

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for maralixibat in certain indications and an additional $25.0 million upon regulatory approval of maralixibat for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to maralixibat and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. For the periods presented, the Company paid development milestones of $10.0 million in December 2020 upon acceptance of a marketing authorization application filing to the European Medicines Agency for maralixibat for the treatment of PFIC2, $2.0 million in January 2021 associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in primary sclerosing cholangitis, $15.0 million in April 2021 consisting of (1) $5.0 million which would have been due had the Company initiated a Phase 3 clinical trial in ALGS, and (2) $10.0 million associated with the acceptance of the Company’s NDA filing by the FDA for maralixibat for the treatment of cholestatic pruritus in patients with ALGS based upon the results of the Company’s Phase 2b ICONIC clinical trial, and $2.0 million in July 2021 associated with the initiation of the EMBARK Phase 2b clinical trial of maralixibat in biliary atresia. Development milestones achieved prior to regulatory approval of the product were expensed by the Company in the period incurred as research and development. As of September 30, 2021, the Company accrued a $15.0 million regulatory milestone associated with the FDA approval of Livmarli, which was subsequently paid in October 2021.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement. As of September 30, 2021, the Company accrued $4.0 million associated with milestones for the FDA approval and for the first commercial sale of Livmarli which was considered probable as of September 30, 2021, both of which were subsequently paid in October 2021.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of September 30, 2021, no milestones had been accrued as there were no potential milestones considered probable.

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

For the three and nine months ended September 30, 2021, pursuant to the terms of the Vivet Collaboration Agreement, the Company recorded research and development expense of $6.3 and $16.7 million, respectively, on the accompanying condensed consolidated statements of operations.

License and Collaboration Agreement with CANbridge

In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize maralixibat within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license, was recorded as license revenue in the accompanying condensed consolidated statements of operations. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. The Company concluded at inception of the agreement that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2021, no adjustments were made to the transaction price. For the three and nine months ended September 30, 2021, the Company recorded research and development funding of $0.4 million and $1.4 million, respectively, payable by CANbridge to the Company which is reflected as a reduction of research and development expense on the accompanying condensed consolidated statements of operations. As of September 30, 2021, such research and development funding of $0.3 million was recorded as a receivable which was included in prepaids and other current assets on the accompanying condensed consolidated balance sheets.

License and Collaboration Agreement with GC Pharma

In July 2021, the Company entered into an exclusive license and collaboration agreement with GC Pharma. Under the terms of the agreement, GC Pharma has obtained the exclusive right to develop and commercialize maralixibat within South Korea for ALGS, PFIC, and biliary atresia. In connection with the agreement, the Company received a $5.0 million upfront payment, which, upon satisfaction of the performance obligation and receipt by GC Pharma of the right to use and benefit from the license, was recorded as license revenue in the accompanying condensed consolidated financial statements of operations. Additionally, the Company is entitled to certain research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. At inception of the agreement, the Company concluded that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue for this contract when the uncertainty is resolved in the future. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. The Company will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2021, no adjustments were made to the transaction price. For the three and nine months ended September 30, 2021, the Company recorded research and development funding of $0.1 million payable by GC Pharma to the Company which is reflected as a reduction of research and development expense on the accompanying condensed consolidated statements of operations. As of September 30, 2021, such research and development funding of $0.1 million was recorded as a receivable which was included in prepaids and other current assets on the accompanying condensed consolidated balance sheets.

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

As of September 30, 2021, the Company recorded an aggregate ROU asset of $1.7 million and an aggregate lease liability of $2.8 million in the accompanying unaudited condensed consolidated balance sheets. The weighted-average remaining lease term is 3.4 years.

As of September 30, 2021, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Year Ending December 31,	Undiscounted Rent Payments
2021 (remaining three months)	219
2022	888
2023	916
2024	925
2025	230
Total undiscounted lease payments	3,178
Less: imputed interest	(400)
Total lease liability	$2,778

Rent expense was $0.2 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. Variable lease payments for operating expenses were immaterial for the three and nine months ended September 30, 2021 and 2020.

10. Stockholders’ Equity

Common Stock

In January 2020, the Company completed a follow-on public offering of its common stock, pursuant to which the Company sold 2,400,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses.

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the nine months ended September 30, 2021, the Company did not sell any common stock pursuant to the Sales Agreement. As of December 31, 2020, the Company had sold 305,969 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, 155,864 shares and 256,056 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of September 30,	As of December 31,
	2021	2020
Stock options issued and outstanding	7,006,115	5,071,740
Reserved for future stock awards or option grants	1,238,948	2,009,410
Reserved for employee stock purchase plan	956,373	700,023
Reserved for PSUs	227,780	—
Reserved for underwriter option shares	—	562,500
	9,429,216	8,343,673

11. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2021, 1,225,948 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and RSUs to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In December 2020, the Company’s board of directors authorized an additional 750,000 shares of the Company’s common stock for future issuance. As of September 30, 2021, 13,000 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2021 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	5,071,740	$9.99	8.6	$40,631
Granted	2,263,200	$18.17
Exercised	(109,937)	$6.55
Canceled and forfeited	(218,888)	$13.28
Outstanding as of September 30, 2021	7,006,115	$12.59	8.3	$52,040
Vested and exercisable as of September 30, 2021	2,685,172	$8.46	7.6	$31,028

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2021 and 2020 was $13.47 and $12.56 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $1.2 million and $0.2 million, respectively. As of September 30, 2021, the total unrecognized stock-based compensation related to unvested stock option awards granted was $47.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

In connection with a separation agreement with an employee, the Company accelerated the vesting of certain unvested stock options and extended the exercise period related to the vested awards. The modification resulted in incremental stock-based compensation during the nine months ended September 30, 2021 of $0.6 million, which was recognized immediately.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Exercise price	$14.05-$18.15	$19.03-$26.59	$14.05-$21.22	$10.40-$26.59
Expected term (in years)	5.5-6.1	5.5-6.1	5.5-6.1	5.5-6.1
Expected volatility	82.76%-83.88%	92.45%-94.82%	82.76%-94.06%	77.07%-95.85%
Risk-free interest rate	0.75%-0.97%	0.33%-0.40%	0.62%-1.12%	0.33%-1.73%
Expected dividend yield	—	—	—	—

Performance Stock Units

In March 2021, the Company granted PSUs to employees which are subject to a performance condition of FDA marketing approval of Livmarli (“NDA Approval”) by a certain date. Upon achievement, 50% will vest immediately and 50% will vest on June 30, 2023, subject to the employees’ continuous service through each vesting date. As of September 29, 2021, the Company determined achievement of the NDA Approval performance condition was met. As a result, 76,027 of the PSUs vested on that date.

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

As of September 30, 2021, the Company determined achievement of the NDA Approval performance condition was met as applied under the Accounting Standards Codification 718, Compensation — Stock Compensation (Topic 718). The total unrecognized stock-based compensation related to the PSUs and the Executive PSUs was $1.4 million as of September 30, 2021.

The following table summarizes the activity related to PSUs for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2020	—	$—
Granted	229,856	$14.78
Vested	(76,027)	$18.56
Cancelled/Forfeited	(2,076)	$18.50
Unvested and Outstanding as of September 30, 2021	151,753	12.84

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. During the three and nine months ended September 30, 2021, 43,976 shares were issued under the ESPP. As of September 30, 2021, the Company had 956,373 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP for the three and nine months ended September 30, 2021 was $0.2 million and $0.5 million, respectively.

Restricted Stock

In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The modified shares have a four-year vesting period and a measurement date fair value of $2.936 per share. For the three months ended September 30, 2021 and 2020, 33,396 shares and 33,398 shares vested, respectively. For the nine months ended September 30, 2021 and 2020, 100,192 shares and 100,194 shares vested, respectively. As of September 30, 2021, the total unrecognized compensation expense related to unvested restricted stock was $0.5 million expected to be recognized over a weighted-average period of approximately 1.2 years.

Total stock-based compensation is reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$4,380	$2,067	$9,731	$5,313
Research and development	3,035	1,361	7,792	3,662
Total	$7,415	$3,428	$17,523	$8,975

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

Overview

We are a biopharmaceutical company focused on the identification, acquisition, development and commercialization of novel therapies for debilitating rare liver diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear.

Approved Therapy and Clinical Product Candidates

Our current approved therapy and pipeline consists of one U.S. Food and Drug Administration (“FDA”) approved product, LIVMARLI (maralixibat) oral solution (“Livmarli”), and two clinical-stage product candidates with mechanisms of action that have potential utility across a wide range of orphan cholestatic liver diseases. We are pursuing development and commercialization in both pediatric and adult orphan cholestatic liver diseases.

Our pediatric product is Livmarli and our pediatric product candidate is maralixibat:

•
Livmarli is an ileal bile acid transporter (“IBAT”) inhibitor, that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) one year of age and older. The FDA approved Livmarli on September 29, 2021. In conjunction with the approval, we received a rare pediatric disease priority review voucher. We have also submitted a marketing authorization application (“MAA”) for the treatment of cholestatic liver disease in patients with ALGS to the European Medicines Agency (“EMA”) and expect potential approval in the second half of 2022. In parallel with our MAA filing for ALGS to the EMA, we withdrew our MAA filing for the treatment of progressive familial intrahepatic cholestasis type 2 (“PFIC2”). We plan to re-submit after availability of results from the ongoing MARCH-PFIC Phase 3 clinical trial in a broader set of PFIC sub-types and with higher doses of maralixibat.
•
Maralixibat is also being developed for the treatment of pediatric patients with progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). We are conducting the Phase 3 MARCH clinical trial in PFIC, for which we expect to announce topline data in the second quarter of 2022. Additionally, we are enrolling the EMBARK Phase 2b clinical trial for BA for which we expect to announce topline data in 2023.

Our adult product candidate is volixibat:

•
Volixibat is also an IBAT inhibitor, which we are developing for the treatment of adult patients with cholestatic liver diseases, including primary sclerosing cholangitis (“PSC”), intrahepatic cholestasis of pregnancy (“ICP”) and primary biliary cholangitis (“PBC”). We commenced enrollment in the VISTAS Phase 2b clinical trial of volixibat in PSC and the OHANA Phase 2b clinical trial of ICP in the first quarter of 2021 and are planning interim analyses in 2022. Additionally, we commenced enrollment in the VANTAGE Phase 2b clinical trial of volixibat in PBC in the fourth quarter of 2021.

We were incorporated in May 2018 and commenced operations in November 2018. To date, we have focused primarily on acquiring and in-licensing our product candidates, organizing and staffing our company, business planning, raising capital, advancing our product candidates through clinical development, preparing for commercialization of our product candidates, commercializing Livmarli, and conducting business development activities related to portfolio expansion through collaborations.

We have a limited operating history and incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We have only one product approved for commercial sale and have not generated any revenues from product sales as of September 30, 2021. Since inception, we have funded our operations to date primarily through debt, equity and revenue interest financings.

Financing Transactions

In January 2020, we completed a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses payable by us.

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into a sales agreement (“Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the nine months ended September 30, 2021, we did not sell any common stock pursuant to the Sales Agreement. As of December 31, 2020, we had sold 305,969 shares of common stock in at-the-market offerings pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of September 30, 2021.

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

In December 2020, we entered into a Revenue Interest Purchase Agreement (“RIPA”), as amended in September 2021, with Mulholland SA LLC, an affiliate of Oberland Capital LLC (“Oberland”), as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, pursuant to which the Purchasers paid us $50.0 million on closing, less certain issuance costs. In April 2021, upon acceptance for filing by the FDA of our NDA for the treatment of cholestatic pruritus in patients with ALGS, we received an additional $65.0 million, less certain transaction costs, from the Purchasers. We may also be entitled to up to an additional $50.0 million at the option of the Purchasers to finance in-license or other acquisitions (“Purchaser Payments”). We were entitled to receive an additional $35.0 million upon FDA approval of Livmarli, which we elected to forgo. As consideration for the Purchaser Payments, the Purchasers have the right to receive certain revenue interests (the “Revenue Interests”) from us based on the net sales of maralixibat, which will be tiered payments ranging from 2.00% to 9.75% of our net sales in the covered territory. The initial Revenue Interest rate of 9.75% will decrease upon certain revenue achievements. The Purchasers’ rights to receive such payments shall terminate on the date on which the Purchasers have received payments totaling 195.0% of the total payments made by the Purchasers to the Company, exclusive of transaction expenses, unless the RIPA is terminated earlier. Refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Financial Overview

Our net loss was $47.1 million and $21.5 million for the three months ended September 30, 2021 and 2020, respectively, and $141.5 million and $66.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $314.7 million and cash, cash equivalents and investments of $205.0 million.

We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities, continue commercial launch activities for Livmarli, and seek regulatory approvals for our product candidates, as well as hire additional personnel and protect our intellectual property. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We have entered into collaboration arrangements with other companies whereby we are entitled to receive, or obligated to pay, upfront and license fees, research and development funding, development and sales-based milestones, and tiered royalties based on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method or expected value method to estimate this variable consideration, depending on the nature of the contingency and the variable payments. Given the high degree of uncertainty around the occurrence of these events, we generally determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. The timing of these activities may fluctuate significantly. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and non-clinical studies and our expenditures on other research and development activities.

We expect to generate product revenue in the future as a result of approval of Livmarli. However, the timing and amount of product revenue are unknown. Accordingly, until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including through the RIPA, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate the development of one or more of our product candidates or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Prior to the regulatory approval of Livmarli, the manufacturing and related costs were expensed as research and development as any future economic benefit was not considered probable; accordingly, these costs were not capitalized and as a result gross margins resulting from future product revenue will initially be higher until we deplete inventories that we had expensed prior to receiving approval.

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

Although we did not see a significant financial impact to our business operations as a result of COVID-19 for the nine months ended September 30, 2021, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as temporary closures of our offices or those of our third-party manufacturers or suppliers, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities.

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

Under the Shire License Agreement and Assigned License Agreements, we have paid aggregate development milestones of $3.0 million in July 2019 related to initiation of the Phase 3 MARCH clinical trial of maralixibat in PFIC, $10.0 million in December 2020 upon acceptance of an MAA filing to the EMA for maralixibat for the treatment of PFIC2, $2.0 million in January 2021 associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC, $15.0 million in April 2021 consisting of (1) $5.0 million which would have been due had we initiated a Phase 3 clinical trial in ALGS, and (2) $10.0 million associated with the acceptance of our NDA for filing for maralixibat for the treatment of cholestatic pruritus in patients with ALGS based upon the results of our Phase 2b ICONIC clinical trial and $2.0 million in July 2021 associated with our EMBARK Phase 2b clinical trial for BA. Additionally, as of September 30, 2021, we accrued for $19.0 million in milestones associated with FDA regulatory approval and the first commercial sale of Livmarli, which were subsequently paid in October 2021.

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

Pursuant to the Vivet Collaboration Agreement, to date, we paid research and development funding of $6.3 million in the three months ended September 30, 2021, and an upfront fee of $4.2 million and research and development funding of $12.5 million in the nine months ended September 30, 2021.

See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Licensing Agreement with GC Pharma

In July 2021, we entered into an exclusive licensing agreement with GC Pharma. Under the terms of the agreement, GC Pharma has obtained the exclusive right to develop and commercialize maralixibat within South Korea for ALGS, PFIC, and biliary atresia. In connection with the agreement, we received an upfront payment of $5.0 million. Additionally, we are entitled to receive research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales.

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

Components of Results of Operations

License Revenue

To date, we have not generated any revenue from product sales. Under the exclusive licensing agreements with CANbridge and GC Pharma, we have recognized as revenue the upfront nonrefundable payments related to the licenses granted upon satisfaction of the performance obligations. Pursuant to the agreements, we are eligible to receive future milestone payments. These milestone payments were fully constrained and not recognized currently in revenue due to the degree of uncertainty in achieving the milestones associated with these payments. We are also eligible to receive royalty payments related to the agreements, which will be recognized as the underlying product sales occur.

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

We expect that our general and administrative expenses will increase as we expand our operating activities, including commercial launch activities and increased headcount.

Interest Income

Interest income consists of interest earned on our cash equivalents and investments.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was related to the effective interest calculated on the RIPA. Costs during the period consist primarily of costs associated with our credit facility and non-cash interest costs associated with the amortization of the related debt discount and deferred issuance costs.

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

There have been no significant changes during the nine months ended September 30, 2021 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, except as described below.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
License revenue	$5,000	$—	$5,000
Operating expenses:
Research and development	30,471	15,984	14,487
General and administrative	17,353	5,732	11,621
Total operating expenses	47,824	21,716	26,108
Loss from operations	(42,824)	(21,716)	(21,108)
Other income (expense):			—
Interest income	72	237	(165)
Interest expense	(5,667)	—	(5,667)
Change in fair value of derivative liability	1,355	—	1,355
Other expense, net	(35)	(30)	(5)
Net loss before provision for income taxes	(47,099)	(21,509)	(25,590)
Provision for (benefit from) income taxes	9	(3)	12
Net loss	$(47,108)	$(21,506)	$(25,602)

License Revenue

License revenue was $5.0 million for the three months ended September 30, 2021, compared to zero for the three months ended September 30, 2020. The increase in license revenue was due to the satisfaction of the performance obligation associated with the license granted under the licensing agreement with GC Pharma.

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Product-specific costs:
Maralixibat	$8,732	$8,517	$215
Volixibat	$4,839	$1,956	2,883
Non product-specific costs:
Collaboration funding	$6,277	$—	6,277
Stock based compensation	$3,035	$1,361	1,674
Personnel	$5,975	$3,364	2,611
Other	$1,613	$786	827
Total research and development expenses	$30,471	$15,984	$14,487

Research and development expenses were $30.5 million for the three months ended September 30, 2021, an increase of $14.5 million compared to the three months ended September 30, 2020. The increase was primarily due to:

•
for maralixibat programs, an increase of $0.2 million, primarily due to a net increase of $1.2 million clinical trial expenses for the EMBARK Phase 2b clinical trial for BA and the Phase 3 MARCH clinical trial in PFIC, including $0.5 million in research and development funding pursuant to our license agreements with CANbridge and GC Pharma which was recorded as a reduction of clinical trial expenses, and $0.2 million of regulatory fees and other general development expenses offset by a decrease of $1.3 million manufacturing activities as a result of prior year completion of NDA registrational production;

•
for volixibat programs, an increase of $2.9 million, primarily due to clinical trial expenses for PSC, PBC and ICP and related manufacturing activities supporting clinical supply;

•
for collaboration funding, an increase of $6.3 million, due to Vivet Collaboration Agreement program development funding;

•
for stock-based compensation, an increase of $1.7 million, related to an increase in employee headcount as well as expense associated with performance based restricted stock units that vested upon achievement of FDA marketing approval of Livmarli;

•
for personnel related expenses, an increase of $2.6 million, related to an increase in employee headcount to support our development pipeline; and

•
for other general expense, an increase of $0.8 million, primarily due to outside consulting expenses.

General and Administrative Expenses

General and administrative expenses were $17.4 million for the three months ended September 30, 2021, an increase of $11.6 million compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $4.7 million in professional and consulting service expenses associated with commercial launch activities for Livmarli, $5.2 million of personnel and other compensation related expenses, including an increase of $2.3 million in stock-based compensation, reflecting an increase in the number of our administrative employees to support commercial launch activities for Livmarli and increased requirements of operating as a public company, such as regulatory compliance, an increase of $1.4 million in expenses primarily related to general legal and public relations activities, and an increase of $0.3 million in other general administrative expenses.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2021, a decrease of $0.1 million compared to the three months ended September 30, 2020. The decrease was primarily due to lower interest earned on our cash equivalents and investment balances compared to the prior year largely a result of current economic conditions.

Interest Expense

Interest expense was $5.7 million for the three months ended September 30, 2021 compared to zero for the three months ended September 30, 2020. The increase was related to the effective interest accreted on the revenue interest liability in connection with the RIPA.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $1.4 million for the three months ended September 30, 2021 compared to zero for the three months ended September 30, 2020. The change was related to the remeasurement of the derivative liability at September 30, 2021 and reflects a decrease in value of the put option associated with the RIPA primarily resulting from the reduction in the probability of exercising the put option due to the FDA approval of Livmarli.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
License revenue	$16,000	$—	$16,000
Operating expenses:
Research and development	103,653	51,879	51,774
General and administrative	40,185	15,466	24,719
Total operating expenses	143,838	67,345	76,493
Loss from operations	(127,838)	(67,345)	(60,493)
Other income (expense):
Interest income	301	1,391	(1,090)
Interest expense	(13,824)	—	(13,824)
Change in fair value of derivative liability	417	—	417
Other expense, net	(565)	(109)	(456)
Net loss before provision for income taxes	(141,509)	(66,063)	(75,446)
Provision for income taxes	25	4	21
Net loss	$(141,534)	$(66,067)	$(75,467)

License Revenue

License revenue was $16.0 million for the nine months ended September 30, 2021, compared to zero for the nine months ended September 30, 2020. The increase in license revenue was due to the satisfaction of the performance obligations associated with the licenses granted under the license agreements with CANbridge and GC Pharma.

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Product-specific costs:
Maralixibat	$27,856	$31,985	$(4,129)
Volixibat	$11,617	$4,610	7,007
Non product-specific costs:
Collaboration funding	$12,555	$—	12,555
Stock based compensation	$7,792	$3,661	4,131
Personnel	$16,518	$9,117	7,401
License fees (milestone payments)	$23,161	$—	23,161
Other	$4,154	$2,506	1,648
Total research and development expenses	$103,653	$51,879	$51,774

Research and development expenses were $103.7 million for the nine months ended September 30, 2021, an increase of $51.8 million compared to the nine months ended September 30, 2020. The increase was primarily due to:

•
for maralixibat programs, a decrease of $4.1 million, primarily due to a decrease of $4.8 million manufacturing activities as a result of completing NDA registrational production in the prior year offset by a net increase of $0.3 million clinical trial expenses for the EMBARK Phase 2b clinical trial for BA and the Phase 3 MARCH clinical trial in PFIC, including $1.5 million in research and development funding pursuant to our license agreements with CANbridge and GC Pharma, which was recorded as a reduction of clinical trial expenses, and an increase of $0.5 million in other general expenses;

•
for volixibat programs, an increase of $7.0 million, primarily due to clinical trial expenses for PSC, PBC and ICP and related manufacturing activities supporting clinical supply;

•
for collaboration funding, an increase of $12.6 million, due to Vivet Collaboration Agreement program development funding;

•
for stock-based compensation, an increase of $4.1 million, related to an increase in employee headcount as well as expense associated with performance based restricted stock units that vested upon achievement of FDA marketing approval of Livmarli;

•
for personnel related expenses, an increase of $7.4 million, related to an increase in employee headcount to support our development pipeline;

•
for license fees, an increase of $23.2 million, related to developmental milestone payments of $19.0 million consisting of $15.0 million associated with the acceptance of our NDA for filing for Livmarli for the treatment of cholestatic pruritus in patients with ALGS one year of age and older, $4.0 million associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC and the EMBARK Phase 2b clinical trial of maralixibat for BA and a $4.2 million upfront fee in connection with our Vivet Collaboration Agreement; and

•
for other general expense, an increase of $1.6 million, primarily due to outside consulting expenses.

General and Administrative Expenses

General and administrative expenses were $40.2 million for the nine months ended September 30, 2021, an increase of $24.7 million compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $10.3 million in professional and consulting service expenses associated with commercial launch activities for Livmarli, $10.8 million of personnel and other compensation related expenses, including an increase of $4.4 million in stock-based compensation, reflecting an increase in the number of administrative employees to support increased commercial launch activities for Livmarli and requirements of operating as a public company, such as regulatory compliance, an increase of $2.8 million in expenses primarily related to general legal and public relations activities and an increase of $0.8 million in other general administrative expenses.

Interest Income

Interest income was $0.3 million for the nine months ended September 30, 2021, a decrease of $1.1 million compared to the nine months ended September 30, 2020. The decrease was primarily due to lower interest earned on our cash equivalents and investment balances compared to the prior year largely a result of current economic conditions.

Interest Expense

Interest expense was $13.8 million for the nine months ended September 30, 2021 compared to zero for the nine months ended September 30, 2020. The increase was related to the effective interest accreted on the revenue interest liability in connection with the RIPA.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.4 million for the nine months ended September 30, 2021 compared to zero for the nine months ended September 30, 2020. The change was related to the remeasurement of derivative liability at September 30, 2021 and reflects the net decrease in the value of the underlying put option associated with the RIPA primarily resulting from an increase related to the additional $65.0 million in net proceeds received upon acceptance for filing by the FDA of our NDA for the treatment of cholestatic pruritus in patients with ALGS offset by the reduction in the probability of exercising the put option due to the FDA approval of Livmarli.

Liquidity and Capital Resources

Overview

To date, we have funded our operations primarily from the sale of our equity securities, revenue interest financings and collaboration arrangements. We anticipate generating product revenue from sales of Livmarli beginning in the fourth quarter of 2021.

We had $205.0 million of cash, cash equivalents and investments as of September 30, 2021, compared to $231.8 million as of December 31, 2020. Since inception, we have incurred operating losses and negative cash flows from operations. As of September 30, 2021, we had an accumulated deficit of $314.7 million.

In January 2020, we completed a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses payable by us.

In August 2020, SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the Sales Agreement with SVB Leerink, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the nine months ended September 30, 2021, we did not sell any common stock pursuant to the Sales Agreement. As of December 31, 2020, we had sold 305,969 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of September 30, 2021.

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

Pursuant to the RIPA, we have received $115.0 million from the Purchasers consisting of an upfront cash payment of $50.0 million and an additional $65.0 million as a result of acceptance for filing of our NDA for Livmarli. We may also be entitled to receive up to an additional $50.0 million at the option of the Purchasers to finance in-license or other acquisitions. In return, the Purchasers will have a right to receive Revenue Interests based on net sales of maralixibat. As of September 30, 2021, we have not generated any revenue from product sales. We were entitled to receive an additional $35.0 million upon FDA approval of Livmarli, which we elected to forgo.

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

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, continue commercial launch activities for Livmarli, hire additional staff, including clinical, scientific, operational, financial and management personnel and pay potential development and commercial milestones in connection with our license agreements.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures, including commercial launch expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Until such time, if ever, as we can generate substantial product revenue from sales of Livmarli, our current product candidates or any future product candidates, if approved, we expect to finance our cash needs through a combination of equity offerings, debt financings, revenue interest purchase agreements and potential collaboration, license or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the period indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(99,611)	$(52,796)
Net cash (used in) provided by investing activities	(59,476)	42,820
Net cash provided by financing activities	72,851	46,780
Effect of exchange rate on cash and cash equivalents	(6)	4
Net (decrease) increase in cash and cash equivalents	$(86,242)	$36,808

Net Cash Used in Operating Activities

Net cash used in operating activities was $99.6 million for the nine months ended September 30, 2021, reflecting our net loss of $141.5 million partially offset by non-cash items of $31.4 million. Non-cash items consisted primarily of $17.5 million of stock-based compensation, $13.8 million of effective interest expense in connection with the RIPA, $0.4 million related to the change in fair value of the derivative liability, and $0.5 million of depreciation and amortization of our fixed assets and operating lease right-of use assets. Additionally, cash used in operating activities reflected changes in net operating assets of $10.5 million, consisting primarily of a $13.6 million increase in accounts payable, accrued expenses and other liabilities primarily associated with clinical, manufacturing and commercial planning activities and $2.6 million increase in prepaid expenses and other assets, partially offset by a $0.5 million decrease in our operating lease liability.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $59.5 million for the nine months ended September 30, 2021, primarily due to $179.1 million used in purchases of investments, partially offset by proceeds of $117.6 million from maturities of investments and proceeds of $2.0 million from paydowns of investments.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $72.9 million for the nine months ended September 30, 2021, due to net proceeds of $64.6 million pursuant to the RIPA, net proceeds of $6.9 million received from the underwriters when they exercised their option to purchase 375,654 shares of our common stock in January 2021 following the follow-on underwritten public offering of our common stock in December 2020, and proceeds of $1.4 million from employee equity award exercises.

Net cash provided by financing activities was $46.8 million for the nine months ended September 30, 2020, due to net proceeds of $44.7 million received from the completion of a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a price of $20.00 per share, net proceeds of $2.2 million from the sale of common stock under the Sales Agreement with SVB Leerink, pursuant to which we sold an aggregate of 98,708 shares of common stock at a weighted-average price of $24.13 per share, and proceeds of $0.1 million from employee stock option exercises. These proceeds were offset by a use of cash for payment of deferred offering costs associated with the Shelf Registration of $0.2 million and are reflected as deferred offering costs on our balance sheet until such time as we complete sales of shares under the Shelf Registration.

Contractual Obligations and Commitments

There have been no material changes in the amount of our contractual obligations and commitments during the nine months ended September 30, 2021 from those disclosed in our Annual Report, except as described below.

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

Contractual Arrangements

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. For the periods presented, under the Shire License Agreement and Assigned License Agreements, we have paid development milestones of $10.0 million in December 2020 upon acceptance of an MAA filing to the EMA for maralixibat for the treatment of PFIC2, $2.0 million in January 2021 associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC, $15.0 million in April 2021 consisting of (1) $5.0 million which would have been due had we initiated a Phase 3 clinical trial in ALGS, and (2) $10.0 million associated with the acceptance of our NDA filing for Livmarli for the treatment of cholestatic pruritus in patients with ALGS based upon the results of our Phase 2b ICONIC clinical trial, and $2.0 million in July 2021 associated with our EMBARK Phase 2b clinical trial for BA. As of September 30, 2021, we accrued $19.0 million for milestones associated with the FDA approval of Livmarli as a treatment for cholestatic pruritus in patients with ALGS one year of age and older and first commercial sale which was subsequently paid in October 2021. We were unable to estimate the timing or likelihood of achieving additional remaining future milestones or making future product sales and, therefore, any related payments are not included herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of September 30, 2021 consist of readily available checking, money market funds, and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

We have entered into the RIPA. Our primary exposure to market risk is that the interest rate on the liability may vary during the term of the agreement primarily due to the level of forecasted net sales. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. We do not believe a change in interest rate has had a material effect on our results of operations during the nine months ended September 30, 2021.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Commercialization of our Products

Livmarli is our only FDA-approved product and the success of our business depends, in part, on its successful commercialization.

Livmarli was recently approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of cholestatic pruritus in patients with ALGS one year of age and older. The success of our business will depend, in part, on the successful commercialization of Livmarli. The commercial success of Livmarli will depend on a number of factors, including the following:

•
our ability to maintain our sales team and scale our distribution capabilities;

•
the availability of adequate reimbursement for Livmarli;

•
acceptance by physicians, payors and patients of the benefits, safety and efficacy of Livmarli, including relative to alternative and competing treatments;

•
a continued acceptable safety profile of Livmarli;

•
our ability to successfully obtain the substances and materials used in Livmarli from third parties and to have finished product manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for our commercial needs;

•
our ability to establish and enforce intellectual property rights in and to Livmarli and avoid third-party patent interference or intellectual property infringement claims; and

•
sufficient patient population that would benefit from Livmarli as ALGS is a rare disease and the patient population is small.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Livmarli, which would harm our business, financial condition, operating results and prospects.

As a company we currently have limited marketing and sales experience. If we are unable to adequately maintain and scale our marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate viable product revenues. Even if we adequately establish such capabilities, market acceptance or reimbursement of our products may be lower than expected.

To commercialize Livmarli we must maintain and scale our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect that the majority of pediatric cholestatic patients will be treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We have established our own commercial capabilities in North America to target these centers.

We are in the process of establishing our capabilities in major European markets and have entered into a limited number of partner and distributor agreements in other select geographies. We will evaluate opportunities to partner with pharmaceutical companies that have established sales and marketing capabilities to commercialize Livmarli and our other product candidates, if approved, outside of these geographies.

The growth and maintenance of our own sales force to market Livmarli are expensive and time-consuming. Moreover, we may not be able to successfully or adequately develop this capability for our product candidates in development. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our products. To the extent we also rely on third parties to commercialize our products and product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In the event we are unable to successfully develop, maintain and grow our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our products and product candidates, if approved.

Our commercial success may be severely hindered if we are unable to obtain adequate coverage and reimbursement for Livmarli and any product candidates, if approved.

The availability of coverage and adequate reimbursement from private third-party payors such as pharmacy benefit managers and commercial insurers, and governmental healthcare programs, such as Medicaid, is critical to market acceptance and commercial success of Livmarli, which is available in the United States only by prescription. Timely coverage and acceptable patient cost-sharing tiers for Livmarli may be adversely affected by a number of factors, including but not limited to:

•
increasing and intense pressure from political, social, competitive and other sources to reduce drug unit costs or limit changes in list price;

•
changes in federal, state or foreign government regulations or private third-party payors’ reimbursement policies;

•
consolidation and increasing assertiveness of commercial payors seeking net price reduction via drug rebates and other forms of discounts linked to the placement of Livmarli on their formularies; and

•
the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived pharmacoeconomic value.

A trend in the healthcare industry is cost containment. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs by, among other methods, limiting or preventing (via formulary exclusion) coverage for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and/or challenging the value of list prices charged for medical products. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

Although private third-party payors in the United States tend to follow Medicare reimbursement policies for products which are administered in a hospital or physician office setting, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly across payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of Livmarli to each third-party payor separately, with no assurance that coverage will be obtained. Additionally, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. The market for Livmarli will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and impose patient out-of-pocket cost sharing limits. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other therapeutically similar alternative is available.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs of their prescription drugs. Even if we obtain favorable coverage for Livmarli, the patient may be required to pay co-payments or co-insurance they find unacceptably high. Patients may be unlikely to use Livmarli unless coverage is established and reimbursement for their medicine from their insurer adequately covers a significant portion of the cost of Livmarli.

Our inability to promptly obtain insurance coverage, profitable reimbursement rates or access to third-party payors drug formularies from private payors and government-funded health insurance for Livmarli could have a material adverse effect on our business, financial condition, operating results and prospects.

Livmarli may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

The commercial success of Livmarli will depend significantly on the broad adoption and use of the product by physicians and patients for the approved indication. The degree and rate of physician and patient adoption of Livmarli will depend on a number of factors, including:

•
patient demand for Livmarli;

•
our ability to successfully compete with currently available off-label therapies, future approved therapies, and existing therapies in development and available for use through expanded access programs, including demonstrating that the relative cost, safety and efficacy of Livmarli provides an attractive alternative to such existing therapies;

•
the availability of adequate reimbursement from private third-party payors for Livmarli;

•
the cost of treatment with Livmarli in relation to alternative treatments and patients willingness to pay for Livmarli;

•
acceptance by physicians, tertiary care centers and transplant centers and patients of Livmarli as a safe and effective treatment;

•
physician and patient willingness to adopt a new therapy over other available therapies to treat cholestatic pruritus in patients with ALGS;

•
patients and physicians perception of cholestatic pruritus as a condition for which medical treatment may be appropriate;

•
overcoming any biases physicians or patients may have toward particular therapies for the treatment of cholestatic pruritus;

•
Livmarli patients and caregivers properly using Livmarli as instructed;

•
patient satisfaction with the results and administration of Livmarli and overall treatment experience;

•
patient satisfaction leading to a high percentage of patients deriving clinical benefit and staying on Livmarli chronically in the real world setting, as has been seen in clinical trials;

•
the willingness of patients to pay for Livmarli relative to discretionary items;

•
the prevalence and severity of side effects from the use or potential misuse of Livmarli;

•
limitations or warnings contained in the FDA-approved labeling of Livmarli

•
the effectiveness of our sales, marketing and distribution efforts;

•
adverse publicity about Livmarli or favorable publicity about competitive products;

•
potential product liability claims;

•
the ability of specialty pharmacies we contract with to process prescriptions and dispense Livmarli and the processes required to place orders with those pharmacies;

•
the ability of our patient services hub to provide adequate support for patients and physicians to prescribe and access Livmarli;

•
our ability to effectively manage our third-party supply and manufacturing operations while increasing production capabilities for Livmarli to commercial levels; and

•
our ability to manage our growth and operations to effectively support our commercialization activities.

If Livmarli fails to achieve the broad degree of physician, patient and payor adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

Livmarli may cause undesirable side effects or have other unexpected properties that could limit its commercial profile, result in post-approval regulatory action or expose us to product liability claims, any of which may adversely impact our business, financial condition, operating results and prospects.

If we or others identify undesirable side effects or other previously unknown problems caused by Livmarli or other products with the same or related active ingredients, a number of potentially negative consequences could result, including:

•
the FDA may withdraw its approval of Livmarli;

•
we could be sued and held liable for harm caused to patients;

•
regulatory authorities may require a recall of Livmarli or we or our potential partners may voluntarily recall the product;

•
regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the Livmarli label or field alerts to physicians;

•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a risk evaluation and mitigation strategy (“REMS”);

•
we may have limitations on how we promote Livmarli;

•
we may be required to change the way Livmarli is administered or modify the product in some other way;

•
regulatory authorities may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of Livmarli;

•
patients may fail to continue using Livmarli as prescribed ;

•
sales of Livmarli may decrease significantly; and

•
our brand and reputation may suffer.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us or our potential partners from achieving or maintaining market acceptance of Livmarli and could substantially increase our costs, which may adversely affect our business, financial condition, operating results and prospects.

We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability for Livmarli and our product candidates. Livmarli and our product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, failure to follow instructions, misuse or abuse associated with Livmarli or our product candidates could result in injury to a patient or even death. We may face product liability suits in the future, and our insurance coverage may not be sufficient to cover our liability under any such cases.

In addition, a liability claim may be brought against us even if Livmarli or our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by, among others, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product or product candidates. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•
the inability to commercialize Livmarli or our product candidates;

•
decreased demand for Livmarli or our product candidates;

•
product recall or withdrawal from the market or labeling, marketing or promotional restrictions;

•
impairment of our business reputation;

•
substantial costs of any related litigation or similar disputes;

•
distraction of management’s attention and other resources from our primary business;

•
substantial monetary awards to patients or other claimants against us that may not be covered by insurance; or

•
loss of revenue.

Large judgments have been awarded in class action or individual lawsuits based on drugs that had anticipated or unanticipated side effects. Although we have obtained product liability insurance coverage, our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, financial condition, operating results and prospects.

If we are found to have improperly promoted off-label uses of Livmarli, or unapproved uses of our other product candidates, if and when approved, or if physicians misuse or use off-label Livmarli or our other product candidates, if and when approved, we may become subject to prohibitions on the sale or marketing of such products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although Livmarli may appeal to individuals who have not been diagnosed with cholestatic pruritus associated with ALGS or suffer from other forms of cholestatic pruritus, we are able to promote it only for cholestatic pruritus associated with ALGS in patients one year of age and older. If we are found to have promoted off-label uses of Livmarli or our other product candidates, if and when approved, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion.

If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our brand and reputation could be damaged. In some instances, the FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of off-label uses, we could be subject to FDA regulatory or enforcement actions as well as by other federal, state or foreign enforcement authorities that might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations. For example, if such off-label promotion results in the submission of a reimbursement claim to a governmental healthcare program, we could be found liable under the U.S. False Claims Act. The federal government has levied significant civil and criminal penalties against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion and to undertake corrective remedies. In cases where off-label promotion has resulted in violations of other statutes, the U.S. Department of Justice (“DOJ”) has also required companies to enter into deferred prosecution agreements or corporate integrity agreements.

We cannot, however, prevent a physician from prescribing Livmarli or our other product candidates, if and when approved, outside of their approved indication when, in the physician’s independent professional medical judgment, he or she deems appropriate. Physicians or patients may also misuse Livmarli or our other product candidates, if and when approved, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If misused, we may become subject to costly litigation by physicians or their patients. Furthermore, the use of Livmarli or our other product candidates, if and when approved, for indications other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation among physicians and patients.

We rely completely on third parties to supply, manufacture and distribute drug supplies for Livmarli, including certain sole-source suppliers and manufacturers.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute Livmarli, without third parties. Our ability to commercially supply Livmarli depends, in part, on our ability to contract with third parties to successfully manufacture drug substance the finished drug product in accordance with regulatory requirements and in sufficient quantities for commercialization. We are also reliant on third parties for manufacture of packaging, labeling and oral dosing dispensers. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize Livmarli.

Any of our existing suppliers or manufacturers may:

•
fail to supply us with product on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities or equipment or otherwise;

•
fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our commercial needs;

•
be unable to meet our production demands due to issues related to their reliance on sole-source suppliers and manufacturers;

•
supply us with product that fails to meet regulatory requirements;

•
become unavailable through business interruption or financial insolvency;

•
lose regulatory status as an approved source;

•
be unable or unwilling to renew current supply agreements when such agreements expire on a timely basis, on acceptable terms or at all; or

•
discontinue production or manufacturing of necessary drug substances or products.

In the event of any of the foregoing, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require review and approval by the FDA and foreign regulatory authorities. Any need to find and qualify new suppliers or manufacturers could delay production of Livmarli indefinitely, adversely impact our ability to market Livmarli and adversely affect our business. Replacements may not be available to us on a timely basis, on acceptable terms or at all. Additionally, we and our manufacturers do not currently maintain significant inventory of drug substances and other materials. In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for Livmarli. Further, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize Livmarli would be jeopardized. Any interruption in the supply of a drug substance or other material or in the manufacture of Livmarli could have a material adverse effect on our business, financial condition, operating results and prospects.

Additionally, although we are ultimately responsible for ensuring compliance with regulatory requirements such as current good manufacturing practices (“cGMPs”), we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMP for production of both drug substances and finished products. Facilities used by our contract suppliers and manufacturers to produce the drug substances and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. A number of our contract suppliers and manufacturers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information. If the safety of Livmarli is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize our product and we may be held liable for injuries sustained as a result. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. Any of these factors could adversely impact our ability to effectively commercialize Livmarli.

Livmarli is subject to ongoing and continued regulatory oversight. Failure to comply with applicable regulatory requirements could have a material adverse impact on our business.

We are subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Livmarli. These requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with cGMP requirements and with the FDA’s good clinical practice (“GCP”).

We are also subject to FDA post-marketing requirements including the conduct and submission of non-clinical, clinical studies and registry studies.

In addition, manufacturers of drug and biologic products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requesting that we initiate a product recall, or requiring notice to physicians, withdrawal of the product from the market or suspension of manufacturing.

We or our current and prospective partners may be subject to product recalls in the future that could harm our brand and reputation and could negatively affect our business.

We or our current and prospective partners may be subject to product recalls, withdrawals or seizures if Livmarli fails to meet specifications or is believed to cause injury or illness or if we are alleged to have violated governmental regulations including those related to manufacturing, labeling, promotion, sale or distribution. Any recall, withdrawal or seizure in the future could materially and adversely affect consumer confidence in our brand and lead to decreased demand for our product. In addition, a recall, withdrawal or seizure of Livmarli would require significant management attention, would likely result in substantial and unexpected expenditures and would harm our business, financial condition, operating results and prospects.

Our customers are concentrated and therefore the loss of a significant customer may harm our business. In addition, the actions of our customers could affect our ability to sell or market products Livmarli profitably. Fluctuations in buying or distribution patterns by such customers could adversely affect our revenues, financial condition, or results of operations.

We rely on a specialty pharmacy and a single distributor for all of our sales of Livmarli. Our revenues, financial condition or results of operations may be affected by fluctuations in buying or distribution patterns of these customers. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors, including the effects of the COVID-19 pandemic. In addition, the COVID-19 pandemic may increase the proportion of uninsured patients in the United States, which may increase utilization of our patient assistance or free drug program.

Further, if any of these customers becomes subject to bankruptcy, is unable to pay us for our product or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, such transition may result in a decline in our revenue, results of operations and cash flows. The failure of any of these customers could adversely affect our revenues, financial condition or results of operations.

Risks Related to Our Business and Industry

We have a very limited operating history, and we have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We were incorporated in May 2018 and commenced operations in November 2018, and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on acquiring and in-licensing our product candidates, organizing and staffing our company, business planning, raising capital, advancing our product candidates through clinical development, preparing for commercialization of our product candidates and commercializing Livmarli. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only one product approved for commercial sale and have not generated any product revenue as of September 30, 2021, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception in May 2018. For the three months ended September 30, 2021 and 2020, we reported a net loss of $47.1 million and $21.5 million, respectively. For the nine months ended September 30, 2021 and 2020, we reported a net loss of $141.5 million and $66.1 million, respectively. As of September 30, 2021, we had an accumulated deficit of $314.7 million.

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

As a result of COVID-19, we may experience, or continue to experience, ongoing disruptions that could severely impact our business and clinical trials, including:

•
the inability or difficulty of our sales force to interact in person with potential prescribers of Livmarli;
•
disruption of our commercial supply chain which may lead to delay or loss of revenue and increased cost;
•
disruption or delay of physicians seeing patients in person which may prevent such physicians from prescribing Livmarli;
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

Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. For example, the inability of the FDA to inspect clinical and manufacturing sites due to COVID-19-related travel restrictions may interrupt or delay our NDA reviews. Any potential interruptions or delays could adversely affect the anticipated timelines of our NDA and MAA reviews.

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

Our business and future success depends, in part, on our ability to obtain regulatory approval for, and then successfully commercialize our product candidates. Our product candidates will require clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. Further, we are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals for our product candidates.

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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. We believe that the results from a single Phase 3 clinical trial, if successful, would be sufficient to support an NDA submission seeking approval for maralixibat for the treatment of pruritus associated with progressive familial intrahepatic cholestasis (“PFIC”); however, the FDA may not agree to this approach. Even if we believe the results from our Phase 3 clinical trials are positive, the FDA may require us to conduct additional Phase 3 trials before we are able to submit one or more NDAs. With respect to our interactions with the European Medicines Agency (“EMA”), we have conducted an initial analysis of our long-term treatment data in PFIC against a natural history control group in conjunction with the NAPPED Consortium and have shared these results with regulatory authorities. Based on feedback from regulatory authorities, we submitted an marketing authorization application (“MAA”) for the treatment of PFIC2 to the EMA in the fourth quarter of 2020. Subsequently in August 2021, based on further feedback from the EMA, we withdrew our MAA for the treatment of PFIC2. We plan to re-submit after availability of results from the ongoing MARCH-PFIC Phase 3 clinical trial (for which topline data is expected in the second quarter of 2022) in a broader set of PFIC sub-types and with higher doses of maralixibat. In parallel with this withdrawal, we submitted an MAA for the treatment of cholestatic liver disease in patients with ALGS to the EMA and expect potential approval in the second half of 2022. The MAA is comprised of the long-term ICONIC clinical trial in patients with ALGS, which showed a significant improvement on pruritus (p<0.0001) and improvement on other markers of cholestatic liver disease. The ICONIC data is supported by a new analysis, which includes an aggregated cohort of maralixibat-treated patients with ALGS (n=84) compared to a natural history control cohort, demonstrating a statistically significant improvement in six-year event-free survival (p<0.0001), with events defined as biliary diversion surgery, liver transplant, hepatic decompensation (ascites requiring therapy or variceal bleeding) or death.

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

The COVID-19 pandemic has impacted patient enrollment in our Phase 3 MARCH clinical trial, which could delay our expected announcement of topline data in the second quarter of 2022. If patient enrollment is delayed for an extended period of time, our Phase 3 MARCH clinical trial or our other ongoing or planned clinical trials could be further delayed or otherwise adversely affected.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, volixibat has been evaluated primarily for the treatment of non-alcoholic steatohepatitis and has not been evaluated in ICP, PSC or PBC, and our clinical development strategy is predicated on observations of ileal bile acid transporter (“IBAT”) inhibition in cholestatic settings.

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

Additional safety data generated from our expanded access program could be different from, including less favorable than, the data generated and discussed with regulatory authorities to date.

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

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a “REMS”, which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

We have submitted an MAA to the EMA for approval of maralixibat for the treatment of cholestatic liver disease in patients with ALGS in the European Union ("EU"). As with the FDA, obtaining approval of an MAA from the European Commission, on the basis of a recommendation from the Committee for Medicinal Products for Human Use of the EMA, is a similarly lengthy and expensive process and the EMA has its own procedures for recommending such approval for product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any of our product candidates will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

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

In clinical trials of maralixibat, the most commonly reported adverse events (“AEs”) were diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Additionally, AEs reported in greater than 5% of patients included fat-soluble vitamin deficiency, nausea, liver transaminase increases, gastrointestinal bleeding and bone fracture. The frequency of observed AEs has not increased over time. In Phase 1 clinical trials of volixibat, the most common AEs reported were mild to moderate GI events observed in the volixibat groups.

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

Disruptions at the FDA, EMA and other government agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

creates a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. At this time, we are unsure of the full impact that Affordable Care Act will have on our business. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, U.S. federal tax legislation enacted in 2017, informally titled The Tax Cuts and Jobs Act (“Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, the current administration issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the health care reform measures of the current administration will impact the Affordable Care Act and our business.

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

At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the previous administration announced several executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the current administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the previous administration’s Most Favored Nation ("MFN") executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.

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

Outside of surgery, there are no other approved therapies for the treatment of ALGS in the United States. UDCA, which is approved for the treatment of PBC, is sometimes used to treat patients with other cholestatic liver diseases. Cholestyramine and other bile salt resins, rifampin, and naltrexone are sometimes used to treat patients suffering from pruritus, and a number of drugs, including UDCA, rifampin and naltrexone are used off-label to treat patients suffering from cholestatic liver disease. In addition, there are product candidates in development for some of these indications.

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Albireo have IBATis in clinical development for cholestatic liver diseases. We are aware that Albireo has received approval for odevixibat for the treatment of pruritus in patients with PFIC in the United States and for the treatment of PFIC in Europe. Albireo has been granted orphan designation for PFIC in Europe and if maralixibat is deemed similar, it could prevent the approval of maralixibat in PFIC in Europe. Albireo has also announced the initiation of studies of odevixibat in BA and ALGS and plans to pursue other cholestatic liver diseases. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its IBAT in PBC patients and has initiated a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC.

In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of ICP or PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282 and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Genfit’s elafibranor and NGM Biopharmaceuticals, Inc.’s NGM282 and COUR Pharmaceuticals’ CNP-104. We are also aware that Cara Therapeutics’ Korsuva is in Phase 2 development for the treatment of moderate-to-severe pruritus associated with chronic liver disease.

Even though we have obtained orphan drug designation for maralixibat in PFIC, ALGS and BA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In September 2013, the FDA granted orphan drug status to maralixibat for the treatment of patients with PFIC and ALGS in the United States. In October 2020, the FDA granted orphan drug status to maralixibat for the treatment of BA. We also received orphan drug status for maralixibat for PFIC, ALGS and BA in the EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. Specifically, Albireo has been granted orphan designation for PFIC in the EU and if maralixibat is deemed similar it could prevent the approval of maralixibat for PFIC in the EU. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to maralixibat for the treatment of PFIC, ALGS and BA, if we receive approval for maralixibat for a modified or different indication, our current orphan designations may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process in the United States. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

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

We have formed and may continue to form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We have formed and may continue to form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to Livmarli, our product candidates and any future product candidates that we may develop. We also intend to establish commercial partnerships outside of North America and in major European markets.

For example, we entered into an Option, License and Collaboration Agreement with Vivet Therapeutics SAS (“Vivet”), under which we are funding non-clinical development of gene therapies focused on PFIC3 and PFIC2. In addition, we entered into a licensing agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”), pursuant to which CANbridge has agreed to develop and commercialize maralixibat in Greater China (China, Hong Kong, Macau and Taiwan). Under the terms of the licensing agreement, CANbridge has obtained the exclusive right to develop and commercialize maralixibat within the Greater China regions for ALGS, PFIC, and BA. Further, we entered into a licensing agreement, with GC Pharma, pursuant to which GC Pharma has agreed to develop and commercialize maralixibat in South Korea. Under the terms of the licensing agreement, GC Pharma has obtained the exclusive right to develop and commercialize maralixibat within South Korea for ALGS, PFIC, and BA. Lastly, we entered into an exclusive licensing agreement for the development and commercialization of maralixibat in Japan for ALGS, PFIC, and BA with Takeda. Under the terms of the agreement, Takeda will be responsible for regulatory approval and commercialization of maralixibat in Japan. Takeda will also be responsible for development, including conducting clinical studies in cholestatic indications.

Any of these existing relationships or any future relationships we enter into may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for volixibat because it may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view volixibat as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. Following a strategic transaction or license, we may not achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

As of September 30, 2021, we had 137 full and part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA and other similar foreign regulatory bodies, including those laws that require the reporting of true, complete and accurate information to the FDA and other similar foreign regulatory bodies; (2) manufacturing standards; (3) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or (4) laws that require the true, complete and accurate reporting of our financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. If we obtain regulatory approval for any of our product candidates and begin commercializing those products in the United States and in the EU, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws, such as the EU's General Data Protection Regulation (“GDPR”) governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The GDPR applies to any processing operations carried out in the context of the activities of an establishment in the European Economic Area (“EEA”), as well as to any other processing operations relating to the offering of goods or services to individuals in the EEA and/or the monitoring of individual’s behavior in the EEA. Further, notwithstanding the United Kingdom’s (“UK”) withdrawal from the EU, by operation of the so called “UK GDPR” (i.e., the GDPR as it continues to form part of the law of the UK by virtue of section 3 of the EU (Withdrawal) Act 2018 and as subsequently amended), the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of the activities of an establishment in the UK and any other processing relating to the offering of goods or services to individuals in the UK and/or monitoring of individual’s behavior in the UK. Therefore, reference to the GDPR herein also refers to the UK GDPR in the context of the UK, unless the context requires otherwise.

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

Privacy laws in the United States are also increasingly complex and changing rapidly. For example, the California legislature enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California residents and honor their requests to access, delete and opt-out of certain sharing of their personal data. The CCPA provides for civil penalties for violations and statutory damages for certain data breaches. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of U.S. states and passed in Colorado and Virginia, reflecting a trend toward more stringent privacy legislation in the United States. The CCPA itself will expand substantially as a result of California voters approving a November 2020 ballot measure that adopted the California Privacy Rights Act of 2020, which will, among other things, create a new administrative agency to implement and enforce California’s privacy laws effective January 1, 2023. While certain clinical trial activities are exempt from the CCPA’s requirements, other personal information that we handle may be subject to the CCPA, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.

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

The withdrawal of the UK from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the UK, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU or the UK, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU or the UK.

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (“Transition Period”), during which EU rules continued to apply. A trade and cooperation agreement (“Trade and Cooperation Agreement”) that outlines the future trading relationship between the UK and the EU applied provisionally from January 1, 2021 and formally entered into force on May 1, 2021.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK. For example, Great Britain (England, Scotland and Wales) is no longer covered by the centralized procedure for obtaining EU-wide marketing authorization from the EMA and a separate marketing authorization will be required to market our product candidates in the Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals would delay or prevent us from commercializing our product candidates and restrict our ability to generate revenue and achieve and sustain profitability.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU, there are additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

We do not currently have any long-term agreements or commitment with a manufacturer to produce raw materials, active pharmaceutical ingredients (“APIs”) and the finished products of our product candidates or the associated packaging used in our current product formats. We will need to continue to identify and qualify a third-party manufacturer prior to commercialization of our product candidates, and we intend to enter into agreements for commercial production with third-party suppliers. As our product candidates are intended to treat rare liver diseases, we will only require a low-volume of raw materials and APIs, and in the case of maralixibat and volixibat, in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop our product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of our product candidates, and, in the event that we do not have sufficient product to complete our planned clinical trials, it could delay such trials. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA or comparable foreign regulatory marketing application is submitted. We do not control the manufacturing process of our product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market maralixibat and volixibat.

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

Risks Related to Our Financial Position and Capital Requirements

We will need substantial additional financing to continue our commercialization efforts for Livmarli, develop our product candidates and implement our operating plans. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development and seek regulatory approval of our product candidates. We will require significant additional amounts in order to continue our commercialization efforts for Livmarli, prepare for commercialization for our product candidates, and, if approved, to launch and commercialize our product candidates.

Based on our current and anticipated level of operations, we believe our cash, cash equivalents and investments, will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. In addition, in the third quarter of 2020, we initiated an expanded access program for maralixibat in ALGS in the United States, Canada, the UK, Europe and Australia. As a result of FDA approval of Livmarli, our coordinators will assist patients who wish to continue on Livmarli with the conversion to prescription Livmarli. The expanded access program will remain open for eligible patients with ALGS in Australia, Canada, the UK and several countries in Europe until Livmarli is approved in the respective country. As a result, each of the foregoing requires additional resources and costs to support.

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

New or future changes to tax laws could materially adversely affect our company.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act and proposals have recently been made in Congress (which have not yet been enacted) to increase the federal income tax rate applicable to corporate income and make other tax law changes that could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. The impact of the Tax Act and CARES Act and any future changes in tax laws on holders of our common stock is also uncertain and could be adverse.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for Livmarli and our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates, if approved, may be adversely affected.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting Livmarli or our product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

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

•
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell Livmarli or our potential product candidates;

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

•
because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to Livmarli or our product candidates, proprietary technologies and their uses;

•
an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013;

•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use Livmarli, our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

•
others may be able to make compounds that are similar to Livmarli and our product candidates but that are not covered by the claims of our patents;

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of Livmarli and our product candidates and drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, such as third parties involved in the manufacture of Livmarli and our product candidates, such as maralixibat and volixibat, and third parties involved in our clinical trials to enter into confidentiality agreements. We cannot be certain that all such agreements have been duly executed, that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

We currently rely on method-of-use and formulation patents to protect maralixibat and composition-of-matter and method-of-use patents to protect volixibat.

We currently have rights to patents and patent applications in the United States, Europe and other countries covering the methods of treating cholestatic liver diseases using IBATis, including maralixibat and volixibat, with limited systemic exposure. We also have rights to patents and patent applications in Europe and other countries covering the use of compositions of such IBATis in treating pediatric cholestatic liver diseases. A patent based on any of these patent applications may never be issued. We do not have patents or patent applications covering maralixibat as a composition-of-matter. Therefore, the primary patent-based intellectual property protection for our maralixibat program will be any patents granted on the pending method-of-use and formulation patent applications.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect Livmarli and our product candidates.

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

Patents are of national or regional effect. Filing, prosecuting and defending patents on Livmarli and our product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of Livmarli and our product candidates, and what activities satisfy those diligence obligations; and

•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

We may be subject to claims that former employees (including former employees of our licensors), collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing Livmarli or our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Presently we have intellectual property rights, through licenses from third parties including Shire, Pfizer, Satiogen and Sanofi, related to Livmarli and our product candidates. For example, we have our license agreements with Shire and Satiogen for both maralixibat and volixibat. We have our license agreement with Shire, Satiogen and Pfizer for our intellectual property rights covering maralixibat. Further, we have our license agreement with Sanofi for our intellectual property rights covering volixibat. Because our programs may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, Livmarli or our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for Livmarli or our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to commercialize Livmarli or our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. The America Invents Act introduced new procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are marketing Livmarli and developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to Livmarli and our product candidates may give rise to claims of infringement of the patent rights of others.

The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. Any of Livmarli or our current or future product candidates may infringe existing or future patents. We may not be aware of patents that have already issued that a third party might assert are infringed by Livmarli or one of our current or future product candidates. Nevertheless, we are not aware of any issued patents that will prevent us from marketing Livmarli or our product candidates.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Livmarli or our product candidates. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that Livmarli, our product candidates or our technologies may infringe, or which such third parties claim are infringed by the use of our technologies. Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize Livmarli or one or more of our product candidates. Defense of these claims, regardless of their merit, could involve substantial expenses and could be a substantial diversion of employee resources from our business.

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

•
cause development delays;

•
prevent us from commercializing Livmarli or our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

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

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do either. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling Livmarli or our product candidates.

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

•
pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, Livmarli, our product candidates or the use of our product candidates or the use thereof;

•
identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims;

•
patent applications in the United States are typically not published until 18 months after the priority date; and publications in the scientific literature often lag behind actual discoveries.

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. Further, we may incorrectly determine that our technologies, products, or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or internationally that we consider relevant may be incorrect, which may negatively impact our ability to develop and market Livmarli or our product candidates.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import Livmarli, our product candidates and future approved products or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are marketing Livmarli and developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Livmarli and our product candidates. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

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

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e. committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product or product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

Moreover, any name we have proposed to use with our product or product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark.

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

•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product or product candidates;

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on July 18, 2019 and to November 12, 2021 has ranged from a low of $6.84 to a high of $26.59. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•
the degree of physician and patient adoption of Livmarli and use of Livmarli necessary for commercial success;

•
our failure to grow and maintain our own sales force to market Livmarli;
•
our ability to scale our distribution capabilities;

•
any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•
our failure to commercialize our product candidates;

•
the commencement, enrollment or results of our ongoing clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•
adverse results or delays in clinical trials;

•
our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•
adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;

•
changes in laws or regulations applicable to Livmarli and our product candidates, including but not limited to clinical trial requirements for approvals;

•
changes in the structure of health care payment systems;

•
the failure to obtain coverage and adequate reimbursement of Livmarli and our product candidates, if approved;

•
adverse developments concerning our manufacturers;

•
our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•
our inability to establish collaborations if needed;

•
management transitions and additions or departures of key scientific or management personnel;

•
unanticipated serious safety concerns related to the use of Livmarli or our product candidates;

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2021, there were 30,406,303 shares of our common stock outstanding, excluding 155,864 shares subject to repurchase, as described in the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” on December 8, 2020, we entered into the RIPA. Pursuant to the RIPA, the Purchasers paid us $50.0 million on closing and $65.0 million in April 2021, less certain transaction expenses. We may also be entitled to receive up to approximately $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions on or prior to December 31, 2022. As consideration for such payments, the Purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from us based on annual net sales of maralixibat, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual net sales are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”). The Revenue Interest Payments will initially be 9.75% (at Tier 1) and 2.00% (at Tier 2 and Tier 3) of such annual net sales in a specified territory (the “Covered Territory”); provided that (i) if the Purchasers have received Revenue Interest Payments in an amount equal to or greater than 110.0% of the total payments actually made by the Purchasers to us, exclusive of transaction expenses (the “Cumulative Purchaser Payments”), on or prior to December 31, 2026, the Revenue Interests shall be reduced to 2.00% at Tier 1 and 0.00% at Tier 3 for all subsequent calendar years beginning on January 1, 2027 and (ii) if the Purchasers have not received Revenue Interest Payments in an amount equal to or greater than 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026, the Revenue Interests shall be increased for all subsequent calendar years beginning on January 1, 2027 to a single defined rate (with no separate tiers) that would have provided the Purchasers with an amount equal to 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026 had such rate applied to Tier 1 of initial Revenue Interest Payments. The Purchasers’ rights to receive the Revenue Interest Payments shall terminate on the date on which the Purchasers have received Revenue Interest Payments of 195.0% of the Cumulative Purchaser Payments, unless the RIPA is terminated earlier. The RIPA and the revenue interest stream payable to the Purchasers could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain revenue interests to the Purchasers and will not be available to fund future operations. Additionally, we may have increased vulnerability to adverse general economic and industry conditions. Payment requirements under the RIPA will increase our cash outflows. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are required to secure funding, we may not be able to do so on terms acceptable to us, or at all. Failure to pay certain amounts to the Purchasers when due would result in a default under the RIPA and result in foreclosure on certain of our assets which would have a material adverse effect on our operations and financial condition. The RIPA contains customary affirmative and negative non-financial covenants and events of default, including covenants and restrictions that, among other things, grant a senior security interest in our assets and restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, and engage in asset sales. Additionally, the Purchasers under the RIPA have an option (the “Put Option”) to terminate the RIPA and to require us to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect (which can include adverse developments related to the regulatory approval of our product candidates) or a change of control. The triggering of the Put Option, including by our failure to comply with these covenants, could permit the Purchasers to declare certain amounts to be immediately due and payable. Further, if we are liquidated, the Purchasers’ right to repayment would be senior to the rights of the holders of our common stock. Any triggering of the Put Option or other declaration by the Purchasers of an event of default under the RIPA could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.

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

Although, to our knowledge, we have not experienced a material system failure or cybersecurity incident to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of Livmarli and our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. Cybersecurity incidents and any unauthorized access or disclosure of our information or intellectual property could also compromise our intellectual property and patent portfolio, expose sensitive business information, expose the personal information of our employees, require us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Such incidents could also subject us to significant liability, harm our competitive position and delay the further commercialization and development of Livmarli and our product candidates.

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

10.1

Amendment No. 1 to Revenue Interest Purchase Agreement, dated September 28, 2021, by and among the Registrant, Mulholland SA LLC and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2021).

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

Mirum Pharmaceuticals, Inc.

Date: November 15, 2021	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: November 15, 2021	By:	/s/ Ian Clements, Ph.D.
Ian Clements, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)