Form 10-K
period 2021-12-31
Mirum Pharmaceuticals, Inc.
filed 2022-03-09
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $0.3 million, based on the closing price of the Registrant’s common stock on the Nasdaq Global Market of $17.63 per share.

The number of shares of Registrant’s common stock, par value $0.0001 per share, outstanding as of March 4, 2022 was 31,730,420.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
the commercialization of Livmarli and our other product candidates, if approved;

•
our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;

•
our plans to research, develop and commercialize our product candidates, including the timing of our ongoing clinical trials of Livmarli and volixibat;

•
our expectations regarding the size of target patient populations for Livmarli and our other product candidates, if approved for commercial use, and any additional product candidates we may develop;

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

•
our estimates regarding the impact of the ongoing coronavirus (together with its variants, COVID-19) pandemic, including political or social movements arising in relation to the COVID-19 pandemic on our business and operations, the business and operations of our collaborators and on the global economy;

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

•
LIVMARLI® oral solution (“Livmarli”) is our only U.S. Food and Drug Administration (“FDA”) -approved product and the success of our business depends, in part, on its continued successful commercialization.
•
As a company we currently have limited marketing and sales experience. If we are unable to adequately maintain and scale our marketing and sales capabilities or enter into or lose rights pursuant to agreements with third parties to market and sell our products, we may not be able to generate viable product revenues. Even if we adequately establish such capabilities, market acceptance or reimbursement of our products may be lower than expected.
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
•
Our business depends, in part, on the success of our product candidates, each of which requires significant clinical testing before we can seek regulatory approval and potentially launch commercial sales.
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
•
Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs for us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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
•
If we are unable to obtain and maintain sufficient intellectual property protection for Livmarli and our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize Livmarli and our other product candidates, if approved, may be adversely affected.

v

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the identification, acquisition, development and commercialization of novel therapies for rare and orphan diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear. Our current focus is the development and commercialization of LIVMARLI® (maralixibat) oral solution (“Livmarli”) and volixibat.

Livmarli is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) one year of age and older in the United States. We market and commercialize Livmarli in the United States through our specialized and focused commercial team. We have also submitted a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for Livmarli for the treatment of cholestatic liver disease in patients with ALGS one year of age and older and plan to commercialize Livmarli in Western Europe by the end of 2022 with our international team based in Switzerland, if approved. We have entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in several additional countries, including South Korea, Greater China and Israel.

Our pipeline consists of rare pediatric indications for Livmarli and orphan adult indications for our second product candidate, volixibat.

Our Strategy

Our goal is to strengthen our leadership position in rare and orphan diseases for which the unmet medical need is high. The key components of our strategy include:

•
Commercialize and advance regulatory approvals of Livmarli for the treatment of ALGS internationally. In September 2021 Livmarli was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of cholestatic pruritus in patients with ALGS one year of age and older. Subsequently we commenced marketing and sales of Livmarli in the United States. We have also submitted an MAA to the EMA for Livmarli for the treatment of cholestatic liver disease in patients with ALGS and, if approved, plan to commercialize Livmarli in Western Europe by the end of 2022. Additionally, we have entered into several distributor and licensing agreements to advance Livmarli in numerous territories outside of the United States and Europe.

•
Advance Livmarli through clinical development and seek regulatory approvals for the treatment of progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). Livmarli has been granted breakthrough designation for PFIC type 2 and we are conducting the MARCH-PFIC Phase 3 clinical trial to evaluate Livmarli in PFIC at a higher dose than in the previous Phase 2 clinical trials. We are also evaluating the potential of Livmarli in the EMBARK Phase 2b clinical trial in BA. We plan to commercialize Livmarli for these indications with our existing commercial teams, if approved.

•
Develop and commercialize volixibat for the treatment of adults with primary sclerosing cholangitis (“PSC”), intrahepatic cholestasis of pregnancy (“ICP”) and primary biliary cholangitis (“PBC”). We plan to further leverage our understanding of cholestatic liver disease with volixibat in adult settings. We are conducting adaptive, potentially registrational, Phase 2b clinical trials of volixibat in PSC, ICP and PBC.

•
Actively manage our product portfolio and expand our pipeline of novel product candidates. We have assembled a team of scientific, clinical and business leaders with highly relevant experience to enable the advancement of therapeutics for rare and orphan diseases. We intend to leverage our collective expertise to identify, acquire, in-license and advance additional product candidates for the treatment of rare and orphan diseases.

Our Product Pipeline

The following graphic depicts each of our product candidates, the respective indications we are pursuing, the expected next milestones and regulatory designations:

*Approved by the FDA for pruritus in patients one year of age and older.

Commercial Product

Livmarli for cholestatic pruritus in patients with ALGS one year of age and older

Livmarli is an oral solution approved as a once daily medicine for cholestatic pruritus in patients with ALGS one year of age and older. Livmarli is an ileal bile acid transporter (“IBAT”) inhibitor that prevents absorption of bile acids in the ileum, thereby lowering serum bile acid levels in settings of cholestasis where excess bile acids cause symptomatic and progressive disease burden.

ALGS is a rare genetic disorder of severe cholestasis in which bile ducts are abnormally narrow, malformed and reduced in number, which leads to bile accumulation in the liver and ultimately progressive liver disease. In patients with ALGS, multiple organ systems may be affected by the mutation, including the liver, heart, kidneys and central nervous system. The accumulation of bile acids prevents the liver from working properly to eliminate waste from the bloodstream and leads to progressive liver disease. Signs and symptoms arising from cholestasis in ALGS may include jaundice, pruritus, xanthomas and growth deficit. The pruritus experienced by patients with ALGS is among the most severe in any chronic liver disease and is present in most affected children by the third year of life. In children with cholestasis due to ALGS, it is estimated that six in 10 of children progress to transplant or death by adulthood. Furthermore, it is reported that the majority of liver transplants in ALGS are due to cholestatic symptoms rather than progressive liver damage. In patients who have not received a liver transplant, 75% have active scratching, with 32% having destruction of skin, bleeding or scarring. Children with ALGS experience a markedly impaired quality of life largely due to the intense pruritus and associated skin lesions and disruptions in sleep and mood. A study to assess the health-related quality of life in ALGS patients indicated a significant burden in physical, psychological and social health accompanies the disease.

We believe the initial addressable patient population in the United States is approximately 2,000-2,500 pediatric ALGS patients. We believe this addressable number may grow with the availability of an oral therapy as an alternative to transplant for the treatment of pruritus due to ALGS as well as increased disease awareness and diagnosis.

As depicted in the figure below, patients treated with Livmarli in our registrational study experienced an approximately 60% mean reduction from baseline to week 18 in pruritus, as measured by ItchRO(Obs) score (p<0.0001). The predefined analysis to assess changes in pruritus during the randomized drug withdrawal period showed that patients who were randomized to placebo experienced a recurrence of their pruritus, whereas those who continued on Livmarli maintained their reduction in pruritus (p<0.0001). After the randomized drug withdrawal phase during which placebo patients received Livmarli for a second time, a decrease in ItchRO(Obs) score similar to those who had received continuous Livmarli treatment was observed. The results during the randomized drug withdrawal period demonstrate a treatment effect with Livmarli. Pruritus improvements were maintained through week 48 and were statistically significant as compared to baseline (p<0.0001) and were sustained through week 204.

The ItchRO(Obs) score is a caregiver-reported outcome assessment developed for use in cholestatic liver diseases, which measures severity of itch on a 0-4 scale. The ItchRO(Obs) score is a tool developed for evaluating pruritus in pediatric cholestatic settings. Over the course of the Livmarli program, ItchRO(Obs) has been developed and tested to support an outcome assessment for regulatory purposes. We incorporated FDA input into the use of the tool in our clinical trials. Our validation work with ItchRO(Obs) supports that a change of 1.0 is clinically meaningful.

Observer-reported pruritus severity ItchRO(Obs) weekly average morning score change from baseline

Natural History Comparisons

In a six-year event-free survival analysis in ALGS of a natural history cohort (the GALA clinical research database) and Livmarli treated patients, it was demonstrated that those treated with Livmarli had a 70% reduction for clinical outcomes versus the natural history cohort with similar baseline characteristics.

The analysis evaluated six years of follow-up from pooled Livmarli studies (n=84) in ALGS and compared it against an external natural history control cohort from the GALA database that was selected to have similar disease severity. The objective of the analysis was to compare the time to first clinical event in Livmarli-treated patients with ALGS versus a natural history cohort, with events defined as liver transplantation, biliary diversion surgery, decompensation events (ascites requiring therapy or variceal bleeding), or death. Additional analyses included transplant-free survival as well as several sensitivity and subgroup analyses to ensure robustness of the findings.

The analysis demonstrated a highly significant improvement in six-year event-free survival with a p-value of <0.0001 (Hazard Ratio (“HR”): 0.305, 95% Confidence Interval (“CI”): 0.189-0.491) translating to a 70% overall reduction of clinical outcomes in the Livmarli group. The analysis also showed statistically significant improvements in transplant-free survival with a p-value of <0.0001 (HR: 0.332, 95% CI: 0.197-0.559). These data underscore Livmarli’s potential to have long-term and sustained impact for patients with ALGS.

Livmarli data shows significant improvement in Event Free Survival

HR: Hazard Ratio; CI: Confidence Interval

The results of the natural history comparison analysis were included in our MAA to the EMA for Livmarli in the treatment of cholestatic liver disease in patients with ALGS. The MAA is currently under review and we are preparing for a launch of Livmarli in Western Europe in the fourth quarter of 2022, if approved.

Safety and Tolerability Data for Livmarli in ALGS

In the ALGS clinical development program, which includes five clinical studies comprising 86 patients, patients received doses of Livmarli up to 760 mcg/kg per day with a median duration of exposure of 32.3 months (range: 0.03 - 60.9 months). The majority of Livmarli exposure in the development program occurred without a placebo control in open-label trial extensions. The most common adverse reactions (≥5%) for ALGS patients treated with Livmarli are presented in the table below, regardless of causality. Treatment interruptions or dose reductions occurred in five (6%) patients due to diarrhea, abdominal pain, or vomiting.

In a pooled analysis of patients with ALGS (n=86) administered Livmarli, increases in hepatic transaminases (“ALT”) were observed. Seven (8.1%) patients discontinued Livmarli due to ALT increases. Three (3.5%) patients had a decrease in dose or interruption of Livmarli in response to ALT increases. In the majority of cases, the elevations resolved or improved after discontinuation or dose modification of Livmarli. In some cases, the elevations resolved or improved without change in Livmarli dosing. Increases to more than three times baseline in ALT occurred in 24% of patients treated with Livmarli and increases to more than five times baseline occurred in 2%.

AST increases to more than three times baseline occurred in 14% of patients treated with Livmarli, and an increase to more than five times baseline occurred in one patient. Elevations in transaminases were asymptomatic and not associated with bilirubin elevations or other laboratory abnormalities.

Our Clinical Product Candidates

Livmarli in PFIC

PFIC affects approximately one in 50,000 to 100,000 births in the United States and Europe and typically presents within the first three to six months of life. Surgical options such as PEBD and liver transplantation can be effective, but are expensive, may require life-long administration of immuno-suppressants and have potential for significant comorbidities. Only a portion of the patients who require a liver transplant are able to match with a suitable donor organ, and there can be serious complications, for example, rapid re-occurrence of disease and steatosis. Odevixibat was recently approved for the treatment of pruritus in patients with PFIC, though we believe there is still unmet medical need for new therapies for PFIC.

Livmarli has been granted breakthrough designation for PFIC2 based on the response observed in the Phase 2 INDIGO clinical trial. We are conducting the MARCH-PFIC Phase 3 clinical trial of Livmarli in PFIC. The MARCH-PFIC clinical trial and the open-label long-term extension MARCH-ON are evaluating Livmarli at higher doses in multiple PFIC subtypes. We expect to report topline data in the fourth quarter of 2022.

Livmarli in BA

BA is a rare liver disorder in which there is a blockage or absence of large bile ducts that leads to bile accumulation in the liver and results in progressive cholestasis and liver damage. BA occurs in infants and is estimated to affect one in every 10,000 to 15,000 live births in the United States. BA is the most common reason for liver transplantation in children. There remains a substantial unmet medical need for therapeutic interventions as initial surgical treatment is often unsuccessful. The standard of care for BA is the Kasai procedure, a surgery in which a segment of the small intestine is used to attach the small intestine directly to the liver where bile is expected to drain and is most successful if conducted in the first eight weeks of life. The success rate for the Kasai procedure is approximately 30% to 40%, while the remaining patients are at risk of progressive liver disease requiring liver transplantation. Prognosis after Kasai procedure has been shown to be most promising in patients with lower levels of bilirubin. Further, a strong association between sBA control post-Kasai procedure with long-term outcomes has been observed, supporting the hypothesis that pharmacologically reducing sBA may improve outcomes in BA. We believe IBAT inhibition has therapeutic potential in this patient population through its impact on sBA. We are conducting the EMBARK Phase 2b clinical trial of Livmarli in BA. Livmarli has been granted orphan drug designation for BA by the FDA and the EMA.

Volixibat

We are advancing our second product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat for the treatment of ICP, PSC and PBC. Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on IBAT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity.

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

PSC is a serious, idiopathic chronic cholestatic liver disease characterized by the progressive inflammation and destruction of bile ducts, which can lead to life-threatening complications. It is estimated that approximately 29,000 people in the United States and approximately 50,000 people in Europe suffer from PSC. Up to 70% of PSC patients suffer from pruritus during the course of the disease. Liver transplantation is the only treatment shown to improve clinical outcomes in PSC but is expensive, requires long-term administration of immuno-suppressants and only a portion of the patients who require a liver transplant are able to match with a suitable donor organ. Ursodeoxycholic acid (“UDCA”), is used off-label in PSC with conflicting evidence. We are conducting the VISTAS Phase 2b clinical trial of volixibat in patients with pruritus and PSC. VISTAS is an adaptive, randomized Phase 2b clinical trial evaluating the effect of volixibat on pruritus, sBA and fibrosis markers in patients with PSC and pruritus.

PBC is a chronic, rare, cholestatic liver disease characterized by progressive liver bile flow impairment caused by immune-mediated destruction of intrahepatic bile ducts. This results in increased hepatic bile acid concentrations, which leads to a local inflammatory response in the liver that progresses to hepatic fibrosis, cirrhosis, and hepatic decompensation. The incidence rates for PBC in Europe, North America, Asia, and Australia are reported as ranging from 0.33 to 5.8 per 100,000 people, with a prevalence ranging from 1.91 to 40.2 per 100,000 people. We are conducting the VANTAGE Phase 2b clinical trial of volixibat in patients with pruritus and PBC.

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

In addition, Shire granted us an exclusive, royalty bearing, sublicensable, worldwide license under certain regulatory materials as well as patents and know-how, which we refer to collectively as the Shire IP, relating to the Livmarli compound and the volixibat compound in development by Shire as of that date, which we collectively refer to as the Shire Licensed Products, to develop, have developed, make, have made, use, sell, have sold, offer for sale or import the Shire Licensed Products worldwide for the therapeutic or prophylactic application in human health. We have sole authority and responsibility over development and commercialization activities for the Shire Licensed Products, and we are required to use commercially reasonable efforts to perform certain development, regulatory and commercialization activities with respect to the PFIC, ALGS and BA indications for Livmarli and unspecified indications with respect to volixibat. We will solely own all inventions and discoveries arising out of activities conducted by us under the Shire License Agreement. We will also be responsible for the preparation, filing, prosecution and maintenance of patents under the Shire License Agreement and the cost thereof. We have the first right, but are not obligated, to enforce any patent licensed under the Shire License Agreement.

As consideration for the rights granted to us under the Shire License Agreement, we made a one-time upfront payment to Shire of $7.5 million and issued Shire 1,859,151 shares of our common stock pursuant to a common stock issuance agreement that we entered into concurrently with the Shire License Agreement.

We are also required to pay Shire up to an aggregate of $107.0 million upon the achievement of certain other clinical development and regulatory milestones for Livmarli in the PFIC, ALGS and BA indications, and a $25.0 million payment upon regulatory approval of Livmarli for each and every other indication. Each such milestone payment will be paid only once for each such indication during the term of the Shire License Agreement, the first time Livmarli reaches such milestone event, regardless of the number of times such milestone is reached by

Livmarli for the same indication. In addition, we are required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Each such milestone payment will be paid only once for the first indication for which volixibat is developed during the term of the Shire License Agreement, the first time volixibat reaches such milestone event, regardless of the number of products or the number of indications for which volixibat is developed.

Under the Shire License Agreement and Assigned License Agreements, to date, we have paid aggregate development and regulatory milestones of $51.0 million related to our Livmarli and volixibat programs.

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

Under the Shire License Agreement, we are prohibited from developing any competing product prior to the five year anniversary of the first commercial sale of a Shire Licensed Product, or commercializing any competing product prior to the eight year anniversary of the first commercial sale of a Shire Licensed Product. For purposes of the Shire License Agreement, a competing product is any product that is or contains a compound (A) where the primary method of action is apical sodium bile acid transporter (“ASBT”) inhibition activity, which is another term for IBAT inhibition, or (B) that is commercialized or developed for any PFIC, ALGS, or BA indication, except (B) shall not apply with respect to (1) a given indication if a product failure has occurred with respect to such indication (e.g., if a product failure has occurred for a Shire Licensed Product for the BA indication, we may thereafter develop and commercialize a product for the BA indication if such product uses a different primary method of action than ASBT inhibition activity) or (2) a given product if such product is a product that is not deleterious to the sales or pricing of a Shire Licensed Product.

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

License Agreement with Pfizer Inc.

Through the Shire License Agreement, we were assigned the rights to the license agreement (“Pfizer Agreement”), with Pfizer Inc. (“Pfizer”), pursuant to which we obtained an exclusive, worldwide license to Pfizer’s know-how related to Livmarli, or the Pfizer Know-How. Under the Pfizer Agreement, we are permitted to research, develop, manufacture and commercialize products utilizing the Pfizer Know-How for the diagnosis, treatment, prevention, mitigation and cure of human diseases and disorders, and to sublicense such rights. Pfizer retained the right to use the Pfizer Know-How to conduct internal research and to use a third party to conduct research on Pfizer’s behalf.

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

License Agreement with Sanofi-Aventis Deutschland GmbH

Through the Shire License Agreement, we were assigned the rights to the license agreement, as amended (“Sanofi Agreement”), with Sanofi-Aventis Deutschland GmbH (“Sanofi”), under which we obtained an exclusive, worldwide license to certain patents and know-how controlled by Sanofi related to volixibat (“Sanofi Technology”). Under the Sanofi Agreement, we are permitted to develop and commercialize products containing volixibat utilizing the Sanofi Technology. Additionally, under the Sanofi Agreement, we are permitted to manufacture products containing volixibat utilizing the Sanofi Technology and to sublicense such rights. In addition, Sanofi granted to us, under certain conditions, an exclusive option to obtain an exclusive license to manufacture volixibat during the term of the Sanofi Agreement. We exercised this option in May 2020 and are transferring manufacturing of volixibat to a third-party contract manufacturer. Sanofi retained the right to practice the Sanofi Technology outside the scope of the license granted to us under the Sanofi Agreement and to make and use for internal research purposes, provided that upon our request, Sanofi is obligated to provide us with a written summary of the results of any such research to the extent such results relate to the use of volixibat as an ASBT inhibitor (“ASBTi”).

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

As consideration for such payments, the Purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from us based on annual net sales of Livmarli, if approved, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual net sales are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”). The Revenue Interest Payments will initially be 9.75% (at Tier 1) and 2.00% (at Tier 2 and Tier 3) of such annual net sales in a specified territory (the “Covered Territory”); provided that (i) if the Purchasers have received Revenue Interest Payments in an amount equal to or greater than 110.0% of the total payments actually made by the Purchasers to us, exclusive of transaction expenses (the “Cumulative Purchaser Payments”), on or prior to December 31, 2026, the Revenue Interests shall be reduced to 2.00% at Tier 1 and 0.00% at Tier 3 for all subsequent calendar years beginning on January 1, 2027 and (ii) if the Purchasers have not received Revenue Interest Payments in an amount equal to or greater than 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026, the Revenue Interests shall be increased for all subsequent calendar years beginning on January 1, 2027 to a single defined rate (with no separate tiers) that would have provided the Purchasers with an amount equal to 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026 had such rate applied to Tier 1 of initial Revenue Interest Payments. The Purchasers’ rights to receive the Revenue Interest Payments shall terminate on the date on which the Purchasers have received Revenue Interest Payments of 195.0% of the Cumulative Purchaser Payments, unless the RIPA is terminated earlier.

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

We have developed and continue to develop patent portfolios around our product candidates, Livmarli and volixibat. We have rights to pending patent applications in the United States, Europe, South Korea, Hong Kong, China, Japan, Mexico and Singapore covering the methods of treating various cholestatic liver indications using maralixibat and/or volixibat which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to two issued patents in the United Stated directed to treating or ameliorating PFIC2 and treating or ameliorating a pediatric disorder characterized by having a non-truncating BSEP mutation selected from PFIC2, BRIC2, and drug induced cholestasis in a pediatric subject comprising administering Livmarli, both of which expire in October 2032. We have rights to an issued United States Patent No. 11,229,647 in the United States directed to treating ALGS in a pediatric subject comprising administering to the subject about 400 ug/kg/day to about 800 ug/kg/day maralixibat chloride expiring in February 2040. This patent is listed in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”) for Livmarli. We have rights to granted and/or issued patents in Australia, Brazil, Canada, China, Israel, Japan, Mexico, South Korea, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Turkmenistan, South Africa and Macau covering the methods of treating cholestasis using IBAT inhibitors (“IBATis”) that have limited systemic exposure, which expire in October 2032. We also have rights to pending patent applications in United States, Europe, Australia, Japan, Eurasia, South Korea, Hong Kong and Singapore, covering methods of treating pediatric cholestatic liver diseases using IBATis that have limited systemic exposure, which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to granted and/or issued patents in Australia, Brazil, Canada, China, Israel, Japan, Mexico, South Korea, South Africa, Singapore, Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Slovak Republic, Spain, Sweden, Switzerland, United Kingdom, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Macau and Turkmenistan covering methods of treating pediatric cholestatic liver diseases using IBATis that have limited systemic exposure, which expire in October 2032. We also have rights to a granted patent in South Africa covering pediatric dosage forms of IBATis that have limited systemic exposure, which expires in October 2032. We have rights to pending patent applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods for modulating a dosage of an IBATi and to methods for using patient genotype to predict response to IBATi administration in patients with BSEP deficiency. We have rights to pending applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods for treating cholestatic liver disease comprising administering higher dosages of IBATis. We have rights to pending applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods of increasing growth in pediatric subjects having cholestatic liver disease by administering IBATis. Any patents issuing from these applications would expire in February 2040, absent any patent term adjustments or extensions. We have licensed patent applications in the United States and a pending application in Europe from Satiogen covering therapeutic uses of IBATis that have limited systemic exposure for treating inflammatory intestinal conditions, which, if issued, would expire in May 2031, absent any patent term adjustments or extensions. Two of these Satiogen applications recently issued as United States Patent No. 10,251,880 and 11,260,053, the latter being Orange-Book listable for Livmarli. We have licensed an issued United States patent, as well as issued foreign counterparts in Argentina, Austria, Australia, Belgium, Canada, Switzerland, China, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Ireland, Israel, India, Italy, Japan, South Korea, Liechtenstein, Mexico, Malaysia, Netherlands, Norway, Portugal, Russia, Sweden, Singapore, Taiwan, Turkey, and Brazil from Sanofi, that cover the composition and methods of making volixibat and salts thereof, expiring in December 2027. Patents related to Livmarli and volixibat may be eligible for patent term extensions in certain jurisdictions, including the United States, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted and/or issued. Similar to the patent term-extensions in the United States, Supplementary Protection Certificates (“SPCs”) serve as an extension to a patent right in the European Union for up to five years. Unlike patent term extensions, SPCs apply to extend the protection afforded by the relevant patent solely in relation to the product covered by the marketing authorization.

We do not have patents or patent applications covering Livmarli as a composition of matter. Therefore, the primary patent-based intellectual property protection for our Livmarli program will be any patents granted on the pending method-of-use and dosage form patent applications.

In addition to patent protection, we rely on trade secret protection, trademark protection and know-how to expand our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business. We are a party to a number of license agreements under which we are granted intellectual property rights to know-how that are important to our business. We have licensed know-how related to Livmarli in the United States, Europe and other countries from Pfizer. We have licensed know-how related to ASBTi Technology and TGR5 Technology from Satiogen. We have licensed know-how related to volixibat from Sanofi. Our existing license agreements as related to Livmarli and volixibat impose various development, regulatory and/ commercial diligence obligations, payment of milestones and/or royalties and other obligations.

In addition, we currently have orphan drug designation for Livmarli for the treatment of ALGS, PFIC, PSC and PBC in the United States and the European Union, providing the opportunity to receive seven years of market exclusivity in the United States, which can be extended to seven and a half years if trials are conducted in accordance with an agreed-upon pediatric investigational plan, and ten years of market exclusivity in the European Union, which can be extended to 12 years in the European Union if trials are conducted in accordance with an agreed-upon pediatric investigational plan.

In the United States, maralixibat has been granted new chemical entity (“NCE”) exclusivity until September 29, 2026. This five years of post-FDA approval exclusivity runs concurrently with its seven years orphan drug exclusivity for the treatment of ALGS. Upon approval in the United States, as volixibat has not previously been approved in the United States for any indication, it may be eligible for five years of NCE exclusivity, which would run currently with its seven years of orphan drug exclusivity if we obtain orphan drug designation for its approved uses.

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

Sales and Marketing

As a company, we currently have a limited commercial experience. We are building the commercial infrastructure necessary to effectively support the commercialization of Livmarli, and volixibat, if approved, in North America and Europe and are using strategic partners, distributors, or contract management organizations to assist in the commercialization of Livmarli and volixibat in other markets. We believe that our commercial organization can be targeted to the relatively small number of specialists who treat patients with pediatric cholestasis, such as ALGS, PFIC and BA.

The commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. Additional capabilities important to the marketplace include the management of key accounts such as managed care organizations, group-purchasing organizations, specialty pharmacies, government accounts and reimbursement support. Based on the number of physicians that treat cholestatic liver diseases, we believe that we can effectively target the relevant audience for Livmarli and volixibat in North America and Europe primarily through an internal sales force. To develop the appropriate commercial infrastructure, we have invested and expect to continue to invest significant amounts of financial and management resources.

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

In October 2020, we entered into a services agreement with Eversana, a leading provider of commercial support services to the life science industry, to provide integrated nationwide distribution, specialty pharmacy, medical information, patient services and hub support for Livmarli in the United States.

Manufacturing

We do not own or operate manufacturing facilities for the production of Livmarli and volixibat or other product candidates that we may develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished products. Over the course of the development of our IBATis we have used and continue to use multiple third-party contract manufacturers. We do not have any current contractual arrangements for the manufacture of commercial supplies of Livmarli or volixibat. We have entered into and expect to continue to enter into, prior to our receipt of any approval from the FDA, if at all, agreements for commercial production of Livmarli and our product candidates with third party suppliers. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

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

Outside of surgery and Livmarli, there are no other approved therapies for the treatment of ALGS in the United States. There are no FDA-approved therapies for the treatment of BA, PSC or ICP in the United States. Symptomatic treatment with antipruritics, such as cholestyramine, typically provides only modest relief. Bristol Myers Squibb Company has discontinued its brand name cholestyramine, but generic versions of the drug are marketed by Upsher-Smith Laboratories, Inc., Par Pharmaceutical Companies, Inc., Sandoz Inc., the generic pharmaceuticals division of Novartis AG and others. UDCA, as ursodiol, is marketed by a number of generic pharmaceutical companies such as Mylan Inc., Actavis Inc., Lannett Company, Inc. and Par Pharmaceutical Companies, Inc.

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

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Albireo Pharma, Inc. (“Albireo”) have IBATis in clinical development for cholestatic liver diseases. We are aware that Albireo has received approval for odevixibat for the treatment of pruritus in patients with PFIC in the United States and for the treatment of PFIC in Europe. Albireo has been granted orphan designation for PFIC in Europe and if Livmarli is deemed similar, it could prevent the approval of Livmarli in PFIC in Europe. Albireo has also announced the initiation of studies of odevixibat in BA and ALGS and plans to pursue other cholestatic liver diseases. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its IBATi in PBC patients and has initiated a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of ICP or PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282 and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Genfit’s elafibranor and NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas’ setanaxib and COUR Pharmaceuticals’ CNP-104. We are also aware that Cara Therapeutics’ Korsuva is in Phase 2 development for the treatment of moderate-to-severe pruritus associated with chronic liver disease.

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

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a NCE. A drug is a NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Other U.S. Healthcare Laws and Compliance Requirements

We are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and health care provider sunshine laws and regulations.

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

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, certain ownership and investment interests held by physicians and their immediate family members.

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

We also are or will become subject to privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, in relation to clinical trials in Europe, we are subject to Regulation (EU) 2016/679, the General Data Protection Regulation and similar laws in European countries outside of the EU (collectively, the “GDPR”), in relation to our collection, control, processing and other use of personal data (i.e. data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area, including the health and medical information of these participants. The GDPR also provides that European Union Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to European Union rules with respect to cross-border transfers of personal data out of the European Union and European Economic Area. We are subject to the supervision of local data protection authorities in those European Union jurisdictions where we are established or otherwise subject to the GDPR, and we maintain an office in Switzerland, which has similar privacy and data protection laws and regulations. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which requires covered companies to provide new disclosures to California residents and honor their requests to access, delete and opt-out of certain sharing of their personal data. The CCPA, which took effect on January 1, 2020, provides for civil penalties for violations and private right of action for certain data breaches. The CCPA will expand substantially as a result of California voters approving a November 2020 ballot measure that adopted the California Privacy Rights Act of 2020, which will, among other things, create a new administrative agency to implement and enforce California’s privacy laws effective January 1, 2023. While certain clinical trial activities are exempt from the CCPA’s requirements, other personal data that we handle may be subject to the CCPA, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we or our collaborators obtain regulatory approval. In the United States and other countries, sales of pharmaceuticals, including Livmarli, depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such drug products.

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Third party payors may require pharmaceutical companies to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of their products, in addition to the costs required to obtain the FDA approvals. Nonetheless, payors may determine that such products may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available for Livmarli and other drug products we may develop to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The marketability of Livmarli and any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for Livmarli or any other products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Act was enacted, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, the current administration issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the Affordable Care Act and our business.

Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken.. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures.

There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products

At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the previous administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the current administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the current administration until January 1, 2023. On November 20, 2020, Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing the previous administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021 the current administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the current administration’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future.

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

Previously, in the European Union, pursuant to the EU Clinical Trials Directive 2001/20/EC, a CTA had to be submitted to each country’s national regulatory authority in which the clinical trial was to take place, together with an independent ethics committee, much like the FDA and IRB, respectively. Although the Directive had sought to harmonize the EU clinical trials regulatory framework, EU Member States transposed and applied the provisions of the Directive differently, leading to significant variation in the regulatory regimes of the member states. In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on 31 January 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union. Pursuant to the Regulation, the sponsor shall submit a single CTA via the EMA's Clinical Trials Information System, or CTIS, which will cover all regulatory and ethics assessments from the member states concerned.

Any submissions made from January 31, 2023 onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025 must be made through CTIS. Once the CTA is approved in accordance with a member state's requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the European Union is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states. The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new E.U. Database.

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

Centralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission (following the EMA’s Committee for Medical Products for Human Use adopting a positive opinion) that is valid in all European Union member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, other immune dysfunctions and viral diseases. The centralized procedure is optional for other products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health or which contain a new active substance for indications other than those specified to be compulsory.

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

The EMA grants orphan drug designation to promote the development of products for the treatment, prevention or diagnosis of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. In addition, orphan drug designation can be granted if the drug is intended for a life threatening or chronically debilitating condition in the European Union and without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify the investment required to develop the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free or reduced-fee protocol assistance, fee reductions for MAAs and other post-authorization activities and ten years of market exclusivity following drug approval, which can be extended to 12 years if trials are conducted in accordance with an agreed-upon pediatric investigational plan. During the exclusivity period, the EMA and the relevant regulatory authorities of EU Member States may not accept another application for, or grant, a marketing authorization for the same indication in respect of a similar product. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Human Capital Management

As of December 31, 2021, we employed 137 employees, all of whom are full-time, consisting of clinical, research, operations, finance and business development personnel. Twenty-six of our employees hold Ph.D. or M.D. degrees. Further, 119 of our employees are located in the United Sates, and 18 are located in Switzerland. As of December 31, 2021, none of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

We expect to continue to add employees in 2022, with a focus on clinical, research and development and commercialization activities. We continually evaluate the business need and opportunity to expand our team and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. In response to COVID-19, we have implemented and continue to enhance safety measures in all our facilities, including establishing clear and regular COVID-19 policies, safety protocols and updates to all employees.

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

We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity. To accomplish this, we have included questions in our engagement survey to measure employee perception of inclusive culture. In 2020, we established a Culture Team consisting of four employees across a representative cross-section of departments. Amongst other initiatives, our Culture Team engages in continual discussions across the various business functions to identify potential actions to address areas of improvement and is focused on building accountability across the organization to ensure we meet our diversity objectives. We were certified as a Great Place to Work® in December 2021 after 92% of our employees participated in their 2021 Global Employee Engagement Study.

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

Risks Related to Commercialization of our Products

Livmarli is our only FDA-approved product and the success of our business depends, in part, on its continued successful commercialization.

Livmarli is approved by the FDA for the treatment of cholestatic pruritus in patients with ALGS one year of age and older. The success of our business will depend, in part, on the continued successful commercialization of Livmarli. The successful commercialization of Livmarli depends on a number of factors, including, among others, the following:

•
our ability to maintain our sales team and scale our distribution capabilities;

•
the availability of adequate reimbursement for Livmarli;

•
acceptance by physicians, payors and patients of the benefits, safety and efficacy of Livmarli, including relative to alternative and competing treatments;

•
a continued acceptable safety profile of Livmarli;

•
our ability to successfully obtain the substances and materials used in manufacturing Livmarli from third parties and to have finished product manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for our commercial needs;

•
our ability to establish and enforce intellectual property rights in and to Livmarli and avoid third-party patent interference or intellectual property infringement claims; and

•
sufficient patient population that would benefit from Livmarli as ALGS is a rare disease and the patient population is small.

If one or more of the factors for successful commercialization is not present, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Livmarli, which would harm our business, financial condition, operating results and prospects.

As a company we currently have limited marketing and sales experience. If we are unable to adequately maintain and scale our marketing and sales capabilities or enter into or lose rights pursuant to agreements with third parties to market and sell our products, we may not be able to generate viable product revenues. Even if we adequately establish such capabilities, market acceptance or reimbursement of our products may be lower than expected.

To successfully commercialize Livmarli we must maintain and appropriately scale our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect that the majority of pediatric cholestatic patients will be treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We have established our own commercial capabilities in North America to target these centers. We are also establishing a team to target similar centers in Western Europe, if we receive approval of Livmarli in ALGS from the EMA. However, our projections of the commercial and sales needs to target these centers may not be accurate given our limited marketing and sales experience. If we are materially off from our projections, our business and operating results would be harmed.

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

The growth and maintenance of our own sales force to market Livmarli are expensive and time-consuming. Moreover, we may not be able to successfully or adequately develop this capability for our product candidates in development. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our products. To the extent we also rely on third parties to commercialize Livmarli and our other product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In addition, we have entered into a limited number of partner and distributor agreements. Any loss or termination of rights pursuant to these agreements could delay or hinder our commercialization efforts. In the event we are unable to successfully develop, maintain and grow our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize Livmarli and our other product candidates, if approved.

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

•
consolidation and increasing assertiveness of commercial payors seeking net price reduction via drug rebates and other forms of discounts linked to the placement of Livmarli on their formularies; and

•
the imposition of restrictions on access or coverage of particular drugs or pricing.

A trend in the healthcare industry is cost containment. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs by, among other methods, limiting or preventing (for example via prior therapy requirements or formulary exclusion) coverage for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and/or challenging the value of list prices charged for medical products. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

Although private third-party payors in the United States tend to follow Medicare reimbursement policies for products which are administered in a hospital or physician office setting, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly across payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of Livmarli to each third-party payor separately, with no assurance that coverage will be obtained. Additionally, coverage policies and third-party reimbursement rates may change at any time and from time to time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

The commercial success of Livmarli depends significantly on the broad adoption and use of the product by physicians and patients for the approved indication. The degree and rate of physician and patient adoption of Livmarli depends on a number of factors, including, among other things:

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

•
limitations or warnings contained in the FDA-approved labeling of Livmarli;

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

If we or others identify undesirable side effects or other previously unknown problems caused by Livmarli or other products with the same or related active ingredients, a number of potentially negative consequences could result, including, among others:

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

•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a REMS;

•
we may have limitations on how we promote Livmarli;

•
we may be required to change the way Livmarli is administered or modify the product in some other way;

•
regulatory authorities may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of Livmarli;

•
undesirable side effects may limit physicians’ or patients’ willingness to initiate or continue therapy with Livmarli

•
sales of Livmarli may decrease significantly; and

•
our brand and reputation may suffer.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us or our potential partners from achieving or maintaining market acceptance of Livmarli and could substantially increase our costs, which may adversely affect our business, financial condition, operating results and prospects.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition. In addition, the HHS Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate AMP, and best price, for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and best price data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the civil False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

In addition, a liability claim may be brought against us even if Livmarli or our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by, among others, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product or product candidates. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•
the inability to commercialize Livmarli or our product candidates, if approved;

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

•
loss of revenue.

Large judgments have been awarded in class action and individual lawsuits based on drugs that had anticipated or unanticipated side effects. Although we have obtained product liability insurance coverage, our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, financial condition, operating results and prospects.

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

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although Livmarli may appeal to individuals who have not been diagnosed with cholestatic pruritus associated with ALGS or suffer from other forms of cholestatic pruritus, we are only able to promote Livmarli in the United States for cholestatic pruritus associated with ALGS in patients one year of age and older. If we are found to have promoted off-label uses of Livmarli or our other product candidates, if and when approved, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute Livmarli, without third parties. Our ability to commercially supply Livmarli depends, in part, on our ability to contract with third parties to successfully manufacture drug substance components and the finished drug product in accordance with regulatory requirements and in sufficient quantities for commercialization. We are also reliant on third parties for manufacture of packaging, labeling and oral dosing dispensers. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize Livmarli.

Any of our existing suppliers or manufacturers may, among other things:

•
fail to supply us with product on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities, equipment, deliveries or otherwise, including “acts of God”;

•
fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our commercial needs;

•
be unable to meet our production demands, including due to issues related to their reliance on sole-source suppliers and manufacturers;

•
supply us with product that fails to meet regulatory requirements or our requirements;

•
become unavailable through business interruption or financial insolvency;

•
lose regulatory status as an approved source;

•
be unable or unwilling to renew current supply agreements when such agreements expire on a timely basis, on acceptable terms or at all; or

•
discontinue production or manufacturing of necessary drug substances or products.

In the event of any of the foregoing or in the event such third parties fail to meet our needs, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require review and approval by the FDA and foreign regulatory authorities. Any need to find and qualify new suppliers or manufacturers could delay production of Livmarli indefinitely, adversely impact our ability to market Livmarli and adversely affect our business. Replacements may not be available to us on a timely basis, on acceptable terms or at all. Additionally, we and our manufacturers do not currently maintain significant inventory of drug substances and other materials. In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for Livmarli. Further, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political or social environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize Livmarli would be jeopardized. Any interruption in the supply of a drug substance or other material or in the manufacture of Livmarli could have a material adverse effect on our business, financial condition, operating results and prospects. The FDA has granted Livmarli concurrent release of process performance qualification batches, which is often granted for orphan drugs.

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

We are subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Livmarli. These requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with cGMP requirements and with the FDA’s GCP.

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

Our customers are concentrated and therefore the loss of a significant customer may harm our business. In addition, the actions of our customers could affect our ability to sell or market Livmarli profitably. Fluctuations in buying or distribution patterns by such customers could adversely affect the collectability of our accounts receivable, our revenues, financial condition, or results of operations.

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

Further, if any of these customers becomes subject to bankruptcy, is unable to pay us for our product or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, such transition may result in a decline in our revenue, results of operations and cash flows. The failure of any of these customers could adversely affect the collectability of our accounts receivable, our revenues, financial condition or results of operations.

Risks Related to Our Business and Industry

We have a very limited operating history, and we have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We were incorporated in May 2018 and commenced operations in November 2018, and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on acquiring and in-licensing Livmarli and volixibat , organizing and staffing our company, business planning, raising capital, advancing Livmarli and volixibat through clinical development, preparing for commercialization of Livmarli and volixibat and subsequently, commercializing Livmarli. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only one product approved for commercial sale, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception in May 2018. For the years ended December 31, 2021 and 2020, we reported a net loss of $84.0 million and $103.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $257.2 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates and as we continue commercializing Livmarli in the United States and prepare for commercialization in Western Europe, if approved. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

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

Our business has been and could continue to be adversely affected by the global COVID-19 pandemic. In response to COVID-19, we have implemented and continue to enhance safety measures in all our facilities, including establishing clear and regular COVID-19 policies, safety protocols and updates to all employees. The effects of the COVID-19 pandemic and our safety policy may negatively impact productivity, disrupt our business, delay our clinical programs and timelines and hinder our commercialization efforts, the magnitude of which will depend, in part, on the length and severity of any restrictions and limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

As a result of COVID-19, we may experience, or continue to experience, ongoing disruptions that could severely impact our business, clinical trials and our commercialization efforts, including:

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

Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. For example, the inability of the FDA to inspect clinical and manufacturing sites due to COVID-19-related travel restrictions may interrupt or delay our NDA and MAA reviews. Any potential interruptions or delays could adversely affect the anticipated timelines of our NDA and MAA reviews.

We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and may need to make further adjustments in the future. For example, in our ongoing clinical trials, we have adopted new protocols to allow for flexibility surrounding patient visits, including to have drug shipped to them and for patients to virtually check-in as opposed to attending standard hospital visits. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the progress and completion of this clinical trial and the findings from this clinical trial. In addition, we may encounter delays in shipping of our study drug and other clinical trial materials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Our business depends, in part, on the success of our product candidates, each of which requires significant clinical testing before we can seek regulatory approval and potentially launch commercial sales.

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

Our clinical trials may not be successful and may not be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. For example, in certain of our ongoing clinical trials, the primary efficacy endpoint is a patient-reported outcome or a caregiver-reported outcome measuring the decrease in severity of pruritus. The FDA or comparable foreign regulatory authority may not accept such patient-reported outcomes or caregiver-reported outcomes as validated. If modifications are needed for our study design to support the submission of an application for marketing approval, incorporating such modifications may be costly and could lead to delays in obtaining approval from the FDA or comparable foreign regulatory authorities, which may significantly, adversely and materially affect our ability to successfully commercialize our product candidates. Further, even if we make changes to the study design to address these considerations, the FDA or comparable foreign regulatory authorities may not approve our product candidates.

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. We believe that the results from a single Phase 3 clinical trial, if successful, would be sufficient to support an NDA submission seeking approval for Livmarli for the treatment of pruritus associated with PFIC; however, the FDA may not agree to this approach. Even if we believe the results from our Phase 3 clinical trials are positive, the FDA may require us to conduct additional Phase 3 trials before we are able to submit an application for approval.

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

Further, each indication for which we are evaluating Livmarli and volixibat is a rare cholestatic liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of Livmarli and volixibat. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies. In addition, we are conducting clinical trials in countries that have not yet had Livmarli or volixibat trials conducted and we have not yet worked with such foreign regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with Livmarli or volixibat. Additionally, other pharmaceutical companies targeting these same cholestatic liver diseases are recruiting clinical trial patients from these patient populations, and have expanded access programs available, which may delay or make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. As a result, we may experience new or additional delays and difficulties in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. In the case of Livmarli and volixibat, we are seeking to develop treatments for rare cholestatic liver diseases for which there is limited clinical experience, and our planned clinical trials use novel end points and measurement methodologies, which add complexity to the conduct of and analysis of data from our clinical trials and may delay or prevent regulatory approval. Importantly, because the measure of pruritus relies on subjective patient feedback, it is inherently difficult to evaluate, and is subject to placebo effect. It can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial. The placebo effect may also have a significant impact on pruritus trials.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, volixibat has been evaluated primarily for the treatment of non-alcoholic steatohepatitis and has not been evaluated in ICP, PSC or PBC, and our clinical development strategy is predicated on observations of IBAT inhibition in cholestatic settings. Similarly, Livmarli has not yet been evaluated in BA or in subjects under 12 months of age. As such, our hypothesis of efficacy in these diseases will be evaluated in these target patient populations and may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. For example, in the Phase 2 INDIGO clinical trial evaluating Livmarli in PFIC1 and PFIC2 patients, the primary efficacy analysis of sBA change from baseline to week 13 did not reach statistical significance for the overall group; however, a 48-week analysis of the clinical trial demonstrated a profound treatment response in a subset of patients with nt-PFIC2. In addition, we do not have experience in conducting placebo-controlled studies for PFIC, and we are studying higher doses of Livmarli than we previously have administered in this setting, in our Phase 3 MARCH clinical trial in PFIC. Furthermore, the Phase 3 MARCH clinical trial in PFIC has enrolled additional genetic sub-types of PFIC patients that may experience different results that those seen in Phase 2 trials. As a result, we may face significant setbacks as we conduct our placebo-controlled Phase 3 clinical trial in PFIC, which may delay or prevent regulatory approval of Livmarli. Further, as a result of the COVID-19 pandemic, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow clinical trial protocols, or if our clinical trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

Additional safety data generated from our expanded access program could be different from, including less favorable than, the data generated and discussed with regulatory authorities to date.

Our clinical trials may not be successful, and any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in other indications.

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs for us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

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

Prior to obtaining approval to commercialize a product candidate in the United States or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. For example, we have also submitted an MAA for the treatment of cholestatic liver disease in patients with ALGS to the EMA and expect potential approval in the fourth quarter of 2022. The MAA is comprised of the long-term ICONIC clinical trial in patients with ALGS, which showed a significant improvement on pruritus (p<0.0001) and improvement on other markers of cholestatic liver disease. The ICONIC data is supported by a new analysis, which includes an aggregated cohort of Livmarli-treated patients with ALGS (n=84) compared to a natural history control cohort, demonstrating a statistically significant improvement in six-year event-free survival (p<0.0001), with events defined as biliary diversion surgery, liver transplant, hepatic decompensation (ascites requiring therapy or variceal bleeding) or death. The EMA may not agree with our interpretation of this data and may ultimately not approve Livmarli based on this submission.

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

If the size of the market opportunities in each of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of Livmarli on treatments for rare pediatric cholestatic liver diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting with Livmarli, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare pediatric cholestatic liver diseases. We are focusing our clinical development of volixibat as a treatment for ICP, PSC and PBC, diseases with relatively small patient populations. In addition, our estimates of the patient populations for our target indications, including ALGS, have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, while we are evaluating Livmarli in patients with different types of PFIC in our Phase 3 MARCH clinical trial in PFIC, in prior studies of Livmarli, the Phase 2 INDIGO clinical trial in particular, all of the multi-parameter responders were in the nt-PFIC2 subpopulation. Further, the primary endpoint in our Phase 3 MARCH clinical trial in PFIC is designed to evaluate Livmarli’s effect on pruritus associated with nt-PFIC2. As such, even if our Phase 3 MARCH clinical trial in PFIC shows positive results in other PFIC subgroups, the design of our clinical trial may limit the ability of our NDA to be approved beyond the nt-PFIC2 population, if at all. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Lastly, the potentially addressable patient population for PFIC and ALGS, or any of our potential indications, may even be further reduced as gene therapy products become more widely accepted and approved.

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

We have submitted an MAA to the EMA for approval of Livmarli for the treatment of cholestatic liver disease in patients with ALGS in the European Union ("EU"). As with the FDA, obtaining approval of an MAA from the European Commission, on the basis of a recommendation from the Committee for Medicinal Products for Human Use of the EMA, is a similarly lengthy and expensive process and the EMA has its own procedures for recommending such approval for product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any of our product candidates will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or result in significant negative consequences following marketing approval, if any.

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, we have observed increases in alanine aminotransferase (“ALT”), levels in certain patients being treated with Livmarli with ALGS. Furthermore, the safety profile in patients under 12 months of age is unknown and may be different than that observed in previous clinical trials. Results of our trials could reveal a high and unacceptable severity and frequency of these or other side effects.

In clinical trials of Livmarli, the most commonly reported adverse events (“AEs”) were diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Additionally, AEs reported in greater than 5% of patients included fat-soluble vitamin deficiency, nausea, liver transaminase increases, gastrointestinal bleeding and bone fracture. The frequency of observed AEs has not increased over time. In Phase 1 clinical trials of volixibat, the most common AEs reported were mild to moderate GI events observed in the volixibat groups.

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

In addition, we maintain an expanded access program for Livmarli in ALGS and PFIC, Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for SAEs, including those which may be unrelated to Livmarli, in this patient population is high and could have a negative impact on the safety profile of Livmarli, which could cause significant delays or impair our ability to obtain regulatory approval for Livmarli outside of the United States.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such product candidates, a number of potentially significant negative consequences could result, including, among other things:

•
regulatory authorities may withdraw approvals of such product;

•
regulatory authorities may require additional warnings on the label;

•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients at significant cost;

•
we could be sued and held liable for harm caused to patients; and

•
our reputation or the reputation of our products may suffer.

Such events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we receive regulatory approval for a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. For example, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA also requires submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The occurrence of any event or penalty described above or any similar event or penalty may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

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

Disruptions at the FDA, EMA and other government agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

If any one of our product candidates is approved for commercialization, its acceptance will depend on a number of factors, including, among other things:

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

If any of our product candidates are approved but fail to achieve market acceptance among physicians, patients or others in the medical community, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, even if any of our product candidates gain acceptance, the markets for the treatment of patients with our target indications for Livmarli may not be as significant as we estimate.

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

For example, in March 2010, the Affordable Care Act was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. At this time, we are unsure of the full impact that Affordable Care Act will have on our business. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, U.S. federal tax legislation enacted in 2017, informally titled The Tax Cuts and Jobs Act (“Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, the current administration issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the health care reform measures of the current administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief legislation, suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures.

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

At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the previous administration announced several executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the current administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the previous administration’s Most Favored Nation (“MFN”) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.

At the state level, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for Livmarli and our other product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that the Affordable Care Act, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize Livmarli and our other product candidates, if approved. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

We plan to acquire rights to develop and commercialize product candidates in addition to Livmarli and volixibat. If we decide to pursue the development and commercialization of any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities. We do not currently have the necessary drug discovery personnel or expertise adequate to discover and develop an additional product candidate on our own. Any other product candidates will require additional, time-consuming development efforts, and significant financial resources, prior to commercial sale, including preclinical studies, extensive clinical trials and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we may not be able to acquire, discover or develop any additional product candidates, and any additional product candidates we may develop may not be approved, manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives. Research programs to identify new product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. If we are unable to develop or commercialize any other product candidates, our business and prospects will suffer.

If we fail to develop our current and any future product candidates for additional indications, our commercial opportunity will be limited.

One of our strategies is to pursue clinical development of Livmarli and volixibat in additional cholestatic disease conditions such as BA, ICP, PSC and PBC.

Developing, obtaining regulatory approval and commercializing Livmarli and volixibat for additional indications will require substantial additional funding and is prone to the risks of failure inherent in drug development. We may not be able to successfully advance any of these indications through the development process. Even if we receive regulatory approval to market Livmarli and volixibat for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize Livmarli and volixibat for these additional indications, our commercial opportunity will be limited.

We face significant competition from other biotechnology and pharmaceutical companies with products that may directly or indirectly compete with ours, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions who are active in rare disease. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than our product candidates. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

Outside of surgery and Livmarli, there are no other approved therapies for use in patients with ALGS in the United States. UDCA, which is approved for the treatment of PBC, is sometimes used to treat patients with other cholestatic liver diseases. Cholestyramine and other bile salt resins, rifampin, and naltrexone are sometimes used to treat patients suffering from pruritus, and a number of drugs, including UDCA, rifampin and naltrexone are used off-label to treat patients suffering from cholestatic liver disease. In addition, there are product candidates in development for some of these indications.

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Albireo have IBATis in clinical development for cholestatic liver diseases. We are aware that Albireo has received approval for odevixibat for the treatment of pruritus in patients with PFIC in the United States and for the treatment of PFIC in Europe. Albireo has been granted orphan designation for PFIC in Europe and if Livmarli is deemed similar, it could prevent the approval of Livmarli in PFIC in Europe. Albireo has also announced the initiation of studies of odevixibat in BA and ALGS and plans to pursue other cholestatic liver diseases. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its IBAT in PBC patients and has initiated a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of ICP or PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282 and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Genfit’s elafibranor and NGM Biopharmaceuticals, Inc.’s NGM282 and COUR Pharmaceuticals’ CNP-104. We are also aware that Cara Therapeutics’ Korsuva is in Phase 2 development for the treatment of moderate-to-severe pruritus associated with chronic liver disease.

Even though we have obtained orphan drug designation for Livmarli in PFIC, ALGS and BA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, on the basis of a positive opinion from the EMA Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the United States. In October 2020, the FDA granted orphan drug status to Livmarli for the treatment of BA. We also received orphan drug status for Livmarli for PFIC, ALGS and BA in the EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug (or, in the case of the EMA, a similar drug) for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. Specifically, Albireo has been granted orphan designation for PFIC in the EU and if Livmarli is deemed similar it could prevent the approval of Livmarli for PFIC in the EU. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC, ALGS and BA, if we receive approval for Livmarli for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

Although we have received a breakthrough therapy designation for Livmarli, this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that Livmarli will receive marketing approval in the United States.

We have received a breakthrough therapy designation for Livmarli for the treatment of PFIC2. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. The breakthrough therapy designation for Livmarli may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that Livmarli no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

For example, we entered into a licensing agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”), pursuant to which CANbridge has agreed to develop and commercialize Livmarli in Greater China (China, Hong Kong, Macau and Taiwan). Under the terms of the licensing agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions for ALGS, PFIC, and BA. Further, we entered into a licensing agreement, with GC Pharma, pursuant to which GC Pharma has agreed to develop and commercialize Livmarli in South Korea. Under the terms of the licensing agreement, GC Pharma has obtained the exclusive right to develop and commercialize Livmarli within South Korea for ALGS, PFIC, and BA. Lastly, we entered into an exclusive licensing agreement for the development and commercialization of Livmarli in Japan for ALGS, PFIC, and BA with Takeda. Under the terms of the agreement, Takeda will be responsible for regulatory approval and commercialization of Livmarli in Japan. Takeda will also be responsible for development, including conducting clinical trials in cholestatic indications.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock awards that vest over time. The value to employees of stock awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have offer letters with our key employees, these offer letters provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

As of December 31, 2021, we had 137 full and part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;

•
managing our commercialization efforts while focusing on other areas of our business;

•
managing our internal development efforts effectively, including the clinical and regulatory review process for Livmarli and volixibat, while complying with our contractual obligations to contractors and other third parties; and

•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our products and product candidates depends, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our products and product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce Livmarli and volixibat. Our ability to obtain clinical supplies of Livmarli and volixibat could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

These laws may impact, among other things, our clinical research program, as well as sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

•
HIPAA, as amended by the HITECH Act, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities and their respective business associates that perform services for them as well as their covered subcontractors that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information; and

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws, such as the EU’s GDPR governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our business is subject to complex and evolving obligations relating to privacy and data protection. Our actual or perceived failure to comply with such obligations could result in regulatory investigations or actions, litigations, changes to our business practices, monetary penalties, reputational harm, loss of revenue or profits, and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data.

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the Telephone Consumer Protection Act (“TCPA”) imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Class action suits are the most common method for private enforcement.

At the state level, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA provides for civil penalties for violations (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. The CCPA is expected to expand substantially as a result of the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Privacy advocates and industry groups have also proposed, and may propose, standards with which we are legally or contractually bound to comply.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data.

Among the most stringent of these laws is the EU GDPR. The EU GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, mandatory data breach notifications in certain circumstances, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. In addition, the EU GDPR expanded the definition of what is expressly noted to constitute personal data (including by broadening the relevant definition to capture expressly the “pseudonymized” or key-coded data that is commonly processed in a clinical trial-related context).

We may be subject to the EU GDPR because of our data processing activities that involve the personal data of individuals residing in the European Economic Area (“EEA”) and/or UK, such as in connection with our clinical trials in Europe, and early access program in multiple EU countries, as well as in connection with any processing of personal data carried out in the context of the activities of our Dutch subsidiary. In addition, we maintain an office in Switzerland, which has privacy and data protection laws and regulations similar to the EU GDPR. Furthermore, the EU GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data”, including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offences or convictions. In the UK, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the processing of such personal data across the EEA and/or UK, which may increase our costs and overall compliance risk.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU, the UK or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. To comply with the EU GDPR’s restrictions on transfer of personal data out of Europe, we have relied on the Standard Contractual Clauses (“SCCs”) for personal data transfers approved by the European Commission that are designed to be a mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. If we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to the transfer of their personal data to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against transferring personal data from Europe. Inability to export personal data from Europe may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies in Europe; limit our ability to receive personal data from our Dutch subsidiary, limit our Dutch subsidiary’s ability to transfer personal data outside of Europe, and generally limit our ability to operate the business of our Dutch subsidiary as a seamlessly integrated part of our wider operations; and/or require us to increase our processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. Other countries outside of Europe (e.g. Russia, China, Brazil) have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

The relationship between the UK and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of UK immigration control) of personal data from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed only if the UK continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the UK and could intervene at any point if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the UK will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the UK to continue, which could disrupt our operations.

In addition, while the UK data protection regime currently permits data transfers from the UK to the EEA and other third countries covered by a European Commission adequacy decision, and currently includes a framework to permit the continued use of the existing version of the SCCs for personal data transfers from the UK to third countries, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the UK to the EEA and other third countries. In particular, the UK Information Commissioner’s Office has stated that it is working on its own bespoke version of the Standard Contractual Clauses and it is not clear whether the new SCCs published by the European Commission will be accepted as a valid mechanism to permit the transfer of personal data from the UK to third countries and/or whether any UK version of the SCCs will supersede the existing and/or new EU version of the SCCs. This could necessitate the implementation of both UK and EU versions of SCCs, which would require significant resources and result in significant cost to implement and manage.

Failure to comply with the requirements of the EU GDPR and UK GDPR and the applicable national data protection laws of the EEA Member States/the UK may result in fines of up to €20,000,000 / £17,500,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent authorities in respect of potential and suspected violations of the EU GDPR and UK GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by non-compliant actors. Implementing mechanisms to endeavor to ensure compliance with the EU GDPR and UK GDPR and relevant local legislation in EEA Member States and the UK may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations, and prospects. In addition to the foregoing, an actual or perceived breach of the EU GDPR, UK GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action-type litigation.

Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. The EU GDPR, the UK GDPR, the CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. It is possible that the EU GDPR, the UK GDPR, the CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory fines and bans on processing personal information, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, orders to destroy or not use personal information, imprisonment of company officials and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and growth prospects.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We entered into an assignment and license agreement with Shire pursuant to which we were assigned exclusive global rights to license intellectual property and know-how related to Livmarli and volixibat, rights to license know-how related to Livmarli from Pfizer and certain patents and know-how related to Livmarli and volixibat from Satiogen. We have in-licensed certain patents and know-how related to volixibat from Shire and Sanofi. We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales and, in the case of Satiogen, our sublicensing revenues. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize our product candidates.

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

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for Livmarli and volixibat. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may not determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We rely completely on third parties to manufacture our preclinical. clinical and commercial drug supplies, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical and commercial drug supplies. Instead, we rely on contract manufacturers for such production.

We do not currently have any long-term agreements or commitment with a manufacturer to produce raw materials, active pharmaceutical ingredients (“APIs”) and the finished products of our product candidates or the associated packaging used in our current product formats. We will need to continue to identify and qualify a third-party manufacturer prior to commercialization of our product candidates, and we intend to enter into agreements for commercial production with third-party suppliers. As our product candidates are intended to treat rare liver diseases, we will only require a low-volume of raw materials and APIs, and in the case of Livmarli and volixibat, in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop our product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of our product candidates, and, in the event that we do not have sufficient product to complete our planned clinical trials, it could delay such trials. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA or comparable foreign regulatory marketing application is submitted. We do not control the manufacturing process of our product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market Livmarli and volixibat.

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of Livmarli or volixibat or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of our product candidates may occur in the future. In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Further, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Further, we are in the process of switching or adding contract manufacturing organizations for both Livmarli and volixibat, which is cost-intensive and time-consuming. The success of these transfers is necessary for continuous supply to clinical trials and potential future commercial demand.

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

Based on our current and anticipated level of operations, we believe our unrestricted cash, cash equivalents and investments, will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of Livmarli or volixibat or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, such as the RIPA with the Purchasers, we may have to relinquish valuable rights to Livmarli, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us. For instance, as part of the RIPA, the Purchasers have the right to receive certain revenue interests from us based on the net sales of Livmarli, and we have granted the Purchasers a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2021, we had federal and state net operating loss (“NOL”) carryforwards of approximately $150.0 million and $6.7 million, respectively. The federal NOL carryforwards do not expire, and the state NOL carryforwards will begin to expire in 2039, unless previously utilized. Our ability to utilize our NOL carryforwards and certain other tax attributes may be limited. We also have federal and state research and development credit carryforwards totaling $23.1 million and $2.1 million, respectively. The federal research and development credit carryforwards will begin to expire in 2032, unless previously utilized. The state research and development credits will not expire.

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

•
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, import, and sell Livmarli or our potential product candidates;

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

We cannot be certain that the claims in our issued patents and pending patent applications covering Livmarli or volixibat will be considered patentable by the USPTO, courts in the United States, or by patent offices and courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property.

The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover Livmarli or volixibat in the United States or in foreign countries. Even if such patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the successful commercialization of Livmarli or volixibat. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for Livmarli or volixibat or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to Livmarli or volixibat is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, Livmarli or volixibat.

Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market Livmarli or volixibat under patent protection would be reduced. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. A patent term extension of up to five years based on regulatory delay may be available in the United States under the Hatch-Waxman Act. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Further, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of Livmarli and our product candidates and drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, such as third parties involved in the manufacture of Livmarli and our product candidates, such as volixibat, and third parties involved in our clinical trials to enter into confidentiality agreements. We cannot be certain that all such agreements have been duly executed, that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

We currently rely on method-of-use and formulation patents to protect Livmarli and composition-of-matter and method-of-use patents to protect volixibat.

We currently have rights to patents and patent applications in the United States, Europe and other countries covering the methods of treating cholestatic liver diseases using IBATis, including Livmarli and volixibat. A patent based on any of these patent applications may never be issued. We do not have patents or patent applications covering Livmarli as a composition-of-matter. Therefore, the primary patent-based intellectual property protection for our Livmarli program will be any patents granted on the pending method-of-use and formulation patent applications.

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

We are a party to a number of license agreements under which we are granted intellectual property rights that are important to our business. For example, certain trade secrets related to Livmarli are licensed from Pfizer, and patents, patent applications and trade secrets related to volixibat are licensed from Sanofi. Our existing license agreements as related to Livmarli and volixibat impose various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under a license agreement, or we are subject to a bankruptcy, the license agreement may be terminated, in which event we would not be able to develop, commercialize or market Livmarli or volixibat, as the case may be.

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

Presently we have intellectual property rights, through licenses from third parties including Shire, Pfizer, Satiogen and Sanofi, related to Livmarli and our product candidates. For example, we have our license agreements with Shire and Satiogen for both Livmarli and volixibat. We have our license agreement with Shire, Satiogen and Pfizer for our intellectual property rights covering Livmarli. Further, we have our license agreement with Sanofi for our intellectual property rights covering volixibat. Because our programs may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, Livmarli or our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for Livmarli or our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, post-grant proceedings, interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. The America Invents Act introduced new procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are marketing Livmarli and developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to Livmarli and our product candidates may give rise to claims of infringement of the patent rights of others.

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

•
patent applications are typically not published until 18 months after the priority date; and

•
publications in the scientific literature often lag behind actual discoveries.

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

We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of Livmarli and our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize Livmarli and our product candidates, which could harm our business significantly. Even if we were able to obtain a license, the rights may be nonexclusive, which may give our competitors access to the same intellectual property.

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

The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. Similar requirements exist in Europe.

Any collaboration arrangements that we have or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.

Any existing or future collaborations that we enter into may not be successful. The success of our collaboration arrangements depend and will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;

•
collaborators may conduct their own clinical trials which may not be compliant, may not be successful or may generate contradictory results;

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on July 18, 2019 and to March 8, 2022 has ranged from a low of $6.84 to a high of $26.59. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:

•
the degree of physician and patient adoption of Livmarli and use of Livmarli necessary for commercial success;

•
our failure to grow and maintain our own sales force to market Livmarli;

•
our ability to commercialize Livmarli in Western Europe, if approved, and our ability to grow and maintain an international sales force;

•
any delay in our regulatory filings for Livmarli or volixibat and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

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

•
our inability to maintain or establish collaborations if needed;

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

•
the size and growth, if any, of the markets for ALGS, PFIC and other cholestatic liver diseases that we may target;

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

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock. Further, the RIPA limits our ability to declare dividends, including to whom they can be paid and the aggregate amount payable.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, there were 30,582,596 shares of our common stock outstanding, excluding 122,464 shares subject to repurchase, as described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” on December 8, 2020, we entered into the RIPA. Pursuant to the RIPA, the Purchasers paid us $50.0 million on closing and $65.0 million in April 2021, less certain transaction expenses. We may also be entitled to receive up to approximately $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions on or prior to December 31, 2022. As consideration for such payments, the Purchasers will have a right to receive certain Revenue Interests from us based on annual net sales of Livmarli, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual net sales are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”). The Revenue Interest Payments will initially be 9.75% (at Tier 1) and 2.00% (at Tier 2 and Tier 3) of such annual net sales in the Covered Territory; provided that (i) if the Purchasers have received Revenue Interest Payments in an amount equal to or greater than 110.0% of the total payments actually made by the Purchasers to us, exclusive of transaction expenses (the “Cumulative Purchaser Payments”), on or prior to December 31, 2026, the Revenue Interests shall be reduced to 2.00% at Tier 1 and 0.00% at Tier 3 for all subsequent calendar years beginning on January 1, 2027 and (ii) if the Purchasers have not received Revenue Interest Payments in an amount equal to or greater than 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026, the Revenue Interests shall be increased for all subsequent calendar years beginning on January 1, 2027 to a single defined rate (with no separate tiers) that would have provided the Purchasers with an amount equal to 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026 had such rate applied to Tier 1 of initial Revenue Interest Payments. The Purchasers’ rights to receive the Revenue Interest Payments shall terminate on the date on which the Purchasers have received Revenue Interest Payments of 195.0% of the Cumulative Purchaser Payments, unless the RIPA is terminated earlier. The RIPA and the revenue interest stream payable to the Purchasers could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain revenue interests to the Purchasers and will not be available to fund future operations. Additionally, we may have increased vulnerability to adverse general economic and industry conditions. Payment requirements under the RIPA will increase our cash outflows. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are required to secure funding, we may not be able to do so on terms acceptable to us, or at all. Failure to pay certain amounts to the Purchasers when due would result in a default under the RIPA and result in foreclosure on certain of our assets which would have a material adverse effect on our operations and financial condition. The RIPA contains customary affirmative and negative non-financial covenants and events of default, including covenants and restrictions that, among other things, grant a senior security interest in our assets and restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, and engage in asset sales. Additionally, the Purchasers under the RIPA have an option (the “Put Option”) to terminate the RIPA and to require us to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect (which can include adverse developments related to the regulatory approval of our product candidates) or a change of control. The triggering of the Put Option, including by our failure to comply with these covenants, could permit the Purchasers to declare certain amounts to be immediately due and payable. Further, if we are liquidated, the Purchasers’ right to repayment would be senior to the rights of the holders of our common stock. Any triggering of the Put Option or other declaration by the Purchasers of an event of default under the RIPA could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.

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

General Risk Factors

If our information technology systems, or those used by our CROs or other contractors, consultants or third parties upon which we rely, are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigation, actions, litigation, fines and penalties, disruptions of our business operations, reputation harm, loss or revenue or profits, and other adverse consequences.

In the course of our business, we may process proprietary, confidential and sensitive information, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

The sensitive information processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties on which we depend to operate our business, may be vulnerable to cyberattacks, malicious internet-based activity and online and offline fraud. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Such incidents may also result from errors or malfeasance by our personnel or the personnel of the third parties with which we work, malware (including as a result of advanced persistent threat intrusions), viruses, software vulnerabilities, hacking, denial of service attacks (such as credential stuffing), social engineering (including phishing), ransomware, supply-chain attacks, server malfunctions, software or hardware failure, loss of data or other information technology assets, adware, telecommunications failures and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Additionally, as a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks and unauthorized dissemination of sensitive information, any of which could have a material adverse effect on our business.

Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have developed systems and processes designed to protect the integrity, confidentiality and security of the sensitive information under our control, we cannot assure you that our security measures or those of the third parties we depend on will be effective in preventing security incidents. There are many different and rapidly evolving cybercrime and hacking techniques, and we may be unable to anticipate attempted security breaches, identify them before our sensitive information is exploited, or react in a timely manner.

Although, to our knowledge, we have not experienced a material system failure or security incident to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of Livmarli and our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. Security incidents and any unauthorized access or disclosure of our sensitive information could also compromise our intellectual property and patent portfolio, expose sensitive business information, expose the personal data of our employees, require us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Such security incidents could also subject us to significant liability, harm our competitive position and delay the further commercialization and development of Livmarli and our product candidates.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

Our insurance coverage may not be adequate for cybersecurity liabilities, may not continue to be available to us on economically reasonable terms, or at all, and any insurer may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

Threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. For example, we have operations and third parties upon which we rely to support our business located in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including through the use of cyber-attacks.

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

Holders of Common Stock

As of March 4, 2022 there were 31,730,420 shares of our common stock outstanding held by approximately 10 holders of record. The actual number of stockholders is greater than this number because certain stockholders who are beneficial owners hold our common stock in “street” name with brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Further, the RIPA limits our ability to declare dividends, including to whom they can be paid and the aggregate amount payable. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K (this “Annual Report”) for information about our equity compensation plans which is incorporated by reference herein.

Stock Performance Graph

Not applicable.

Use of Proceeds

Not applicable.

Item 6. Reserved.

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

Overview

We are a biopharmaceutical company focused on the identification, acquisition, development and commercialization of novel therapies for debilitating rare and orphan diseases. We focus on diseases for which the unmet medical need is high and the biology for treatment is clear.

Our lead product LIVMARLI (maralixibat) oral solution (“Livmarli”), a novel, oral, minimally-absorbed agent designed to selectively inhibit ASBT, also known as the IBAT, is approved for the treatment of cholestatic pruritus in patients with ALGS 1 year of age and older in the United States. We market and commercialize Livmarli in the United States through our specialized and focused commercial team. We have also filed for approval in Europe of Livmarli for the treatment of cholestatic liver disease in patients with ALGS and plan to commercialize Livmarli in Western Europe with our international team based in Switzerland. We have entered license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We are also developing Livmarli for PFIC and BA. Livmarli has been granted breakthrough designation for ALGS and PFIC type 2.

We are advancing our second product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat for the treatment of ICP, PSC and PBC. Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on ASBT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity.

We were incorporated in May 2018 and commenced operations in November 2018. To date, we have focused primarily on acquiring and in-licensing our product candidates, organizing and staffing our company, business planning, raising capital, advancing our product candidates through clinical development, preparing for commercialization of our product candidates, commercializing Livmarli, and conducting business development activities relating to, among other things, portfolio expansion through collaborations.

We have a limited operating history and incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We have only one product approved for commercial sale and have not generated significant revenues from product sales as of December 31, 2021. Since inception, we have funded our operations to date primarily through debt, equity and revenue interest financings.

Financing Transactions

In January 2020, we completed a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses payable by us.

In August 2020, the Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into a sales agreement (“Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the year ended December 31, 2020, we sold 305,969 shares of common stock in at-the-market offerings pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of December 31, 2021. In January and February 2022, we sold 992,389 shares of common stock in at-the-market offerings pursuant to the Sales Agreement at a weighted-average price of $18.04 per share, resulting in net proceeds of $17.4 million.

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

In December 2020, we entered into a Revenue Interest Purchase Agreement, as amended in September 2021 (“RIPA”), with Mulholland SA LLC, an affiliate of Oberland Capital LLC (“Oberland”), as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, pursuant to which the Purchasers paid us $50.0 million on closing, less certain issuance costs. In April 2021, upon acceptance for filing by the FDA of our NDA for the treatment of cholestatic pruritus in patients with ALGS, we received an additional $65.0 million, less certain transaction costs, from the Purchasers. We may also be entitled to up to an additional $50.0 million at the option of the Purchasers to finance in-license or other acquisitions (“Purchaser Payments”). We were entitled to receive an additional $35.0 million upon FDA approval of Livmarli, which we elected to forgo. As consideration for the Purchaser Payments, the Purchasers have the right to receive the Revenue Interests from us based on the net sales of Livmarli, which will be tiered payments ranging from 2.00% to 9.75% of our net sales in the covered territory. The initial Revenue Interest rate of 9.75% will decrease upon certain revenue achievements. The Purchasers’ rights to receive such payments shall terminate on the date on which the Purchasers have received payments totaling 195.0% of the total payments made by the Purchasers to us, exclusive of transaction expenses, unless the RIPA is terminated earlier.

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

In November 2021, we entered into a definitive agreement to sell the PRV that we received from the FDA in connection with the approval of Livmarli for the treatment of cholestatic pruritus in patients with ALGS one year of age and older, for cash proceeds of $110.0 million. In December 2021, we completed our sale of the PRV and received net proceeds of $108.0 million, after deducting commission costs.

Financial Overview

Our net loss was $84.0 million and $103.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $257.2 million and cash, cash equivalents, restricted cash equivalents and investments of $261.5 million, of which $100.0 million is restricted from use under terms of the RIPA.

We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities, continue commercial activities for Livmarli, and seek regulatory approvals for our product candidates, as well as hire additional personnel and protect our intellectual property. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We have also entered into collaboration arrangements with other companies whereby we are entitled to receive upfront and license fees, research and development funding, development and sales-based milestones, and tiered royalties based on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method or expected value method to estimate this variable consideration, depending on the nature of the contingency and the variable payments. Given the high degree of uncertainty around the occurrence of these events, we generally determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. The timing of these activities may fluctuate significantly. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and non-clinical studies and our expenditures on other research and development activities.

We expect our revenue from product sales, net will increase in the future from the launch of Livmarli. However, the timing and amount of product sales, net are unknown. Accordingly, until such time as we can generate substantial product revenues to support our cost structure and sustain operating activities, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate the development of one or more of our product candidates or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Prior to the regulatory approval of Livmarli, the manufacturing and related costs were expensed as research and development as any future economic benefit was not considered probable; accordingly, these costs were not capitalized and as a result gross margins resulting from product sales, net will initially be higher until we deplete inventories that we had expensed prior to receiving approval.

COVID-19

The coronavirus (including its variants, “COVID-19”) pandemic has had a significant economic impact across the global marketplace presenting challenges to maintaining business continuity and dramatically changing the ways in which we live and interact with others. Although the initial impact of the pandemic has subsided, we are uncertain as to how more transmissible variants may impact our business. We are working diligently to ensure the advancement of all of our clinical development programs in the safest manner possible. While we are unable to reliably estimate the duration or extent of any potential business disruption or financial impact during this time, we remain committed to (i) prioritizing the safety, health and well-being of patients, their caregivers, healthcare providers and our employees; (ii) ensuring patients are well supported and have continued uninterrupted access to our product candidates, for which we currently do not expect any supply disruption; and (iii) advancing our clinical trials. Examples include a “Work from Home Policy” for our employees and access to home health care to assist families with safer participation in our trials.

Although we did not see a significant financial impact to our business operations as a result of COVID-19 for the year ended December 31, 2021, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as temporary closures of our offices or those of our third-party manufacturers or suppliers, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, inability for patients to see their healthcare providers and access our products, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities. The ultimate impact of the COVID-19 pandemic, including any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change. We recognize that this pandemic may continue to present unique challenges for us throughout 2022.

We continue to believe that existing cash equivalents and investments, excluding restricted cash equivalents, and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures, debt service requirements and other business development initiatives that we plan to strategically pursue in the 12 months from the issuance of the consolidated financial statements included in this Annual Report. However, should the COVID-19 pandemic and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing new medicines and successfully commercializing our products.

License Agreements

Assignment and License Agreement with Shire (Takeda)

In November 2018, we entered into the Shire License Agreement with Shire, which was subsequently acquired by Takeda Pharmaceutical Company Limited (“Takeda”), in which we were granted an exclusive, royalty bearing worldwide license to develop and commercialize our two product candidates, Livmarli and volixibat. As part of the Shire License Agreement, we were assigned license agreements held by Shire with Satiogen Pharmaceuticals, Inc. (“Satiogen” and altogether, the “Satiogen License”), Pfizer Inc., and Sanofi, collectively the Assigned License Agreements (“Assigned License Agreements”). In partial consideration for the rights granted to us under the Shire License Agreement, we made an upfront payment to Shire of $7.5 million and issued Shire 1,859,151 shares of our common stock with an estimated fair value of $7.0 million.

Under the Shire License Agreement and Assigned License Agreements, to date, we have paid aggregate development and regulatory milestones of $51.0 million related to our Livmarli and volixibat programs.

Licensing Agreement with Takeda

In September 2021, we entered into an exclusive licensing agreement with Takeda for the development and commercialization of Livmarli in Japan for ALGS, PFIC and BA. Under the terms of the agreement, Takeda will be responsible for regulatory approval and commercialization of Livmarli in Japan. Takeda will also be responsible for development, including conducting clinical studies in cholestatic indications. We are responsible for commercial supply to Takeda. In exchange, we are eligible to receive a percentage of Takeda’s annualized net sales, which range from high-double digits declining to mid-double digits over the first four years from commercial launch and thereafter remains at mid-double digits.

Components of Results of Operations

Revenue

Product Sales, Net

To date, we have not generated significant revenue from product sales. Our approved product, Livmarli, was approved by the FDA in September 2021 for the treatment of cholestatic pruritus in patients with ALGS one year of age and older. We recorded our first product sales of Livmarli in October 2021. We expect our product sales of Livmarli will increase as a result of our continued commercial activities. However, as it is early in our product launch, we do not yet have a trend and while we believe revenue will increase as we further engage with health care providers in the United States and globally, we cannot predict revenues with any certainty.

Our revenue from product sales, net further depends on our prescription mix of U.S. commercial payors, Medicaid and free drugs under our patient assistance program. Our experience to date in our recent product launch is not sufficient to allow us to reliably estimate the payor mix and resulting gross to net adjustments.

License Revenue

Under the exclusive licensing agreements with CANbridge and GC Pharma, we have recognized as revenue the upfront nonrefundable payments related to the licenses granted upon satisfaction of certain performance obligations. Pursuant to the agreements, we are eligible to receive future milestone payments. These milestone payments were fully constrained and not recognized currently in revenue due to the degree of uncertainty in achieving the milestones associated with these payments. We are also eligible to receive royalty payments related to the agreements, which will be recognized as the underlying product sales occur.

Cost of Product Sales

Cost of product sales consist of third party manufacturing costs, personnel, facility and other costs of manufacturing commercial products, transportation and freight, amortization of capitalized intangibles associated with contractual milestone payments paid to licensors upon certain regulatory approval and sales-based events and royalty payments payable on net sales of Livmarli under licensing agreements. Cost of product sales may also include period costs related to certain manufacturing services and inventory adjustment charges. Prior to receiving approval from the FDA in September 2021 to market and sell Livmarli in the United States, we expensed all costs incurred related to the manufacture of Livmarli as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history as a company of regulatory approval of drug candidates. Our inventory of Livmarli produced prior to FDA approval is available for commercial or clinical use.

Operating Expenses

Research and Development Expenses

Research and development expenses primarily relate to clinical development and manufacturing activities of our product candidates. Our research and development expenses include, among other things:

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

We anticipate that our research and development expenses will increase in the future as we continue the clinical and development activity for further indications of Livmarli, as well as expand the clinical and development activity associated with our volixibat pipeline. These increases will likely include increased costs related to hiring of additional development personnel and fees to outside clinical development organizations that support clinical trial activity.

Selling, General and Administrative Expense

Selling expenses consist of professional fees related to preparation and commercialization of Livmarli, finished goods warehousing costs, as well as salaries and related employee benefits for commercial employees, including stock-based compensation.

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

We anticipate that our selling, general and administrative expenses will increase in the future to support our continued commercialization efforts of Livmarli in the United States and internationally as well as increased costs of operating as a global commercial stage biopharmaceutical public company. These increases will likely include increased costs related to hiring of additional personnel and fees to outside consultants to support further marketing, legal and accounting activities.

Interest Income

Interest income consists of interest earned on our cash equivalents and investments.

Interest Expense

Interest expense for the year ended December 31, 2021 was related to the RIPA. Costs during the year consist primarily of costs associated with our liability and non-cash interest costs associated with the amortization of the related debt discount and deferred issuance costs. We impute interest expense associated with this liability using the effective interest rate method which is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability consists of the gain or loss from remeasurement of the compound derivative liability related to the revenue interest liability during the period.

Gain from Sale of Priority Review Voucher, Net

Gain from the sale of priority review voucher represents the sale of the PRV that was granted by the FDA in September 2021 with the approval of Livmarli for the treatment of cholestatic pruritus in patients with ALGS one year of age and older.

Other Income (Expense), Net

Other income (expense), net consists of transactional currency exchange gain or loss.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported, including the amount of assets, liabilities, expenses and the disclosure of contingent assets and liabilities. Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience, known trends and events, and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Product Sales, Net

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, including amounts from payors and other third parties on behalf of our customers. The transaction price, which may include fixed or variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the product sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. Estimates are reviewed and updated quarterly as additional information becomes known. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.

Government Rebates. We are obligated to pay rebates for mandated discounts under the Medicaid Drug Rebate Program. Our rebate calculations may require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. We update estimates and assumptions on a quarterly basis and record any necessary adjustments to revenue in the period identified. Estimated rebates are recorded as a reduction of revenue in the period the related sale is recognized. To date, actual government rebates have not differed materially from our estimates.

Revenue Interest Liability, Net

We impute interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The effective interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of actual and forecasted product sales, net. We evaluate the interest rate quarterly based on actual product sales, net and on our current product sales, net forecasts utilizing the prospective method. A significant increase or decrease in product sales, net will materially impact the revenue interest liability, interest expense and the time period for repayment.

At December 31, 2021, the revenue interest liability is calculated using our current estimate of global forecasted net sales of Livmarli and impacted by a debt discount comprising the estimated value of a bifurcated derivative liability and issuance costs incurred.

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

Uncertain Tax Positions

We are subject to income taxes in the United States and certain foreign jurisdictions. The evaluation of uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex tax laws. Although management believes our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination or the refinement of an estimate. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

Legal and Other Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain. We record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Revenue:
Product sales, net	$3,138	$—	$3,138
License revenue	16,000	—	$16,000
Total revenue	19,138	—	19,138
Operating expenses:
Cost of sales	$1,903	$—	$1,903
Research and development	131,428	81,605	49,823
General and administrative	59,220	22,691	36,529
Total operating expenses	192,551	104,296	88,255
Loss from operations	(173,413)	(104,296)	(69,117)
Other income (expense):
Interest income	366	1,559	(1,193)
Interest expense	(17,590)	(335)	(17,255)
Change in fair value of derivative liability	(732)	—	(732)
Other expense, net	(582)	(192)	(390)
Gain from sale of priority review voucher, net	108,000	—	108,000
Net loss before provision for income taxes	(83,951)	(103,264)	(88,687)
Provision for income taxes	37	6	31
Net Loss	$(83,988)	$(103,270)	$(88,718)

Product Sales, Net

Product sales, net was $3.1 million for the year ended December 31, 2021, compared to zero for the year ended December 31, 2020 as a result of our commercial launch of Livmarli in the United States in September 2021.

License Revenue

License revenue was $16.0 million for the year ended December 31, 2021, compared to zero for the year ended December 31, 2020. The increase in license revenue was due to the satisfaction of certain performance obligations associated with the licenses granted under the license agreements with CANbridge and GC Pharma.

Cost of Sales

For the year ended December 31, 2021, cost of sales was $1.9 million, compared to zero for the year ended December 31, 2020, and primarily consisted of amortization of capitalized intangible assets, royalties payable on net sales of Livmarli under licensing agreements and indirect overhead costs associated with the manufacturing and distribution of Livmarli. There were minimal inventory costs reflected in cost of sales as inventory related to current product sold were expensed as research and development costs prior to Livmarli approval in September 2021.

Research and Development Expenses

The following tables summarize the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	Change
Product-specific costs:
Livmarli	$35,525	$42,413	$(6,888)
Volixibat	15,691	7,531	8,160
Non product-specific costs:
Collaboration funding	18,855	—	18,855
Stock-based compensation	9,888	5,129	4,759
Personnel	21,999	13,272	8,727
License fees (milestone payments)	23,161	10,000	13,161
Other	6,309	3,260	3,049
Total research and development expenses	$131,428	$81,605	$49,823

Research and development expenses were $131.4 million for the year ended December 31, 2021, an increase of $49.8 million compared to the year ended December 31, 2020. The increase was primarily due to:

•
for Livmarli programs, a decrease of $6.9 million, primarily due to a decrease of $8.2 million manufacturing activities as a result of prior year completion of NDA registrational production offset by a net increase of $1.1 million clinical trial expenses due to increases for the Phase 2b EMBARK clinical trial in BA, the Phase 3 MARCH clinical trial in PFIC, an infant safety study and an expanded access program, which were partially offset by $2.2 million in research and development funding pursuant to our license agreements with CANbridge and GC Pharma which was recorded as a reduction of clinical trial expenses, and $0.1 million of regulatory fees and other general development expenses;
•
for volixibat programs, an increase of $8.2 million, primarily due to an increase of $3.2 million in clinical trial expenses for PSC, PBC and ICP, $4.4 million related manufacturing activities supporting clinical supply, and $0.6 million in other general development expenses;
•
for collaboration funding, an increase of $18.9 million, due to Vivet Collaboration Agreement program development funding. We terminated this agreement in December 2021 and we do not expect to incur additional funding;
•
for stock-based compensation, an increase of $4.8 million, related to an increase in employee headcount as well as expense associated with performance-based restricted stock units that vested upon achievement of FDA approval of Livmarli;
•
for personnel related expenses, an increase of $8.7 million, related to an increase in employee headcount to support our development pipeline;
•
for license fees, an increase of $13.2 million, related to calendar year 2021 developmental milestone payments of $19.0 million consisting of $15.0 million associated with the acceptance of our NDA for filing for Livmarli for the treatment of cholestatic pruritus in patients with ALGS one year of age and older, $4.0 million associated with the initiation of the Phase 2b VISTAS clinical trial in PSC and the Phase 2b EMBARK clinical trial in BA and a $4.2 million upfront fee in connection with our Vivet Collaboration Agreement compared to $10.0 million in calendar year 2020 upon acceptance of an MAA filing to the EMA for Livmarli for the treatment of PFIC2; and
•
for other general expense, an increase of $3.0 million, primarily due to outside consulting expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59.2 million for the year ended December 31, 2021, an increase of $36.5 million compared to the year ended December 31, 2020. The increase was primarily due to an increase of $14.1 million in professional and consulting service expenses associated with commercial launch activities for Livmarli, $17.1 million of personnel and other compensation related expenses, including an increase of $5.7 million in stock-based compensation, reflecting an increase in the number of our administrative employees to support commercial launch activities for Livmarli and increased requirements of operating as a public company, such as regulatory compliance, an increase of $2.5 million in expenses primarily related to general legal and public relations activities, an increase of $1.5 million in consulting and professional services general corporate compliance and support, and an increase of $1.4 million in other general administrative expenses.

Interest Income

Interest income was $0.4 million for the year ended December 31, 2021, a decrease of $1.2 million compared to the year ended December 31, 2020. The decrease was primarily due to lower interest earned on our cash equivalents and investment balances compared to the prior year largely a result of current economic conditions.

Interest Expense

Interest expense was $17.6 million for the year ended December 31, 2021, an increase of $17.3 million compared to the year ended December 31, 2020. The increase reflected a full year of accreted interest recognized on the revenue interest liability in connection with the RIPA.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.7 million for the year ended December 31, 2021 compared to zero for the year ended December 31, 2020. The change was related to the remeasurement of the derivative liability at December 31, 2021 and reflects an increase in value of the put option associated with the RIPA primarily resulting from changes in forecast product sales, net.

Gain from Sale of Priority Review Voucher, Net

Gain from sale of the PRV, net of transaction costs, totaled $108.0 million for the year ended December 31, 2021. We did not sell a PRV in the year ended December 31, 2020.

Liquidity and Capital Resources

Overview

To date, we have funded our operations primarily from the sale of our equity securities, revenue interest financings and collaboration arrangements and to a lesser extent from product revenue from the sales of Livmarli.

We had $261.5 million of cash, cash equivalents, restricted cash equivalents and investments as of December 31, 2021, inclusive of $100.0 million restricted cash equivalents, compared to $231.8 million as of December 31, 2020. Since inception, we have incurred operating losses and negative cash flows from operations. As of December 31, 2021, we had an accumulated deficit of $257.2 million.

In January 2020, we completed a follow-on public offering of our common stock pursuant to which we sold an aggregate of 2,400,000 shares of common stock at a price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses payable by us.

In August 2020, the SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the Sales Agreement with SVB Leerink, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the year ended December 31, 2021, we did not sell any common stock pursuant to the Sales Agreement. As of December 31, 2020, we had sold 305,969 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of December 31, 2021. In January and February 2022, we sold 992,389 shares of common stock in at-the-market offerings pursuant to the Sales Agreement at a weighted-average price of $18.04 per share, resulting in net proceeds of $17.4 million.

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

Pursuant to the RIPA, we received $115.0 million from the Purchasers consisting of an upfront cash payment of $50.0 million and an additional $65.0 million as a result of acceptance for filing of our NDA for Livmarli. We may also be entitled to receive up to an additional $50.0 million at the option of the Purchasers to finance in-license or other acquisitions. In return, the Purchasers have a right to receive Revenue Interests based on net product sales of Livmarli. We were entitled to receive an additional $35.0 million upon FDA approval of Livmarli, which we elected to forgo.

Pursuant to the Stock Purchase Agreement, entered into concurrently with our entry into the RIPA, we issued an aggregate of 509,164 shares of our common stock at a price per share of $19.64, resulting in net proceeds to us of $10.0 million.

In December 2021, we received net cash proceeds of $108.0 million, after deducting commission costs, related to the sale of the PRV which we received from the FDA in connection with the approval of Livmarli for the treatment of cholestatic pruritus in patients with ALGS one year of age and older. Of these proceeds, $100.0 million was placed in a segregated bank account as restricted cash, per the terms of the RIPA.

Based on our current and anticipated level of operations, we believe our unrestricted cash, cash equivalents and investments will be sufficient to fund current operations through at least the next 12 months from the filing of this Annual Report. Our unrestricted cash, cash equivalents and investments include money market funds, government agency securities, corporate debt and commercial paper. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, continue commercial activities for Livmarli and potentially expand into additional markets, hire additional staff, including clinical, scientific, operational, financial and management personnel and pay potential development and commercial milestones in connection with our license agreements.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, selling, general and administrative expenditures, including commercial expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Although Livmarli has been approved by the FDA for the treatment of cholestatic pruritus in patients with ALGS one year of age and older, and we expect product revenues to increase as we continue commercial activities, Livmarli may not achieve commercial success. Our principal sources of liquidity are cash from the sale of our equity securities, revenue interest financings and collaboration arrangements and, to a lesser extent, from product revenue from the sale of Livmarli. Until such time, if ever, as we can generate substantial product revenue from sales of Livmarli, our current product candidates or any future product candidates, if approved, we expect to finance our cash needs through a combination of equity offerings, debt financings, revenue interest purchase agreements and potential collaboration, license or development agreements. Our primary cash needs are for day-to-day operations, to pay our debt obligations under the RIPA and to fund our working capital requirements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

In addition to ongoing capital needs to fund our ongoing operations, the Company’s material cash requirements include the following contractual and other obligations.

Pursuant to the RIPA, the Purchasers have a right to receive Revenue Interests based on net product sales of Livmarli. The amounts of quarterly Revenue Interest Payments will change each reporting period based upon the underlying net product sales of Livmarli and will initially be 9.75% of net product sales. Per the terms of the agreement, every $100.0 million of net sales generated, less than or equal to $350 million in an annual aggregate, would result in a repayment obligation of approximately $9.8 million. Additionally, every $100.0 million of net sales generated in excess of $350.0 million in an annual aggregate would result in a repayment obligation of approximately $2.0 million. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. A significant increase or decrease in actual and forecast net sales will materially impact the revenue interest liability, interest expense and the time period for repayment.

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 7 to the consolidated financial statements.

We additionally have contractual obligations for our operating leases for our corporate headquarters. These obligations are further described in Note 9 to our consolidated financial statements.

We are party to certain license and collaboration agreements, which contain a number of contractual obligations. Those contractual obligations may entitle us to receive, or may obligate us to make, certain payments. The amount and timing of those payments are unknown or uncertain as we are unable to estimate the timing or likelihood of the events that will obligate those payments.

We enter into contracts in the normal course of business with clinical research organizations and clinical sites for the conduct of clinical trials, non-clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(132,758)	$(89,075)
Net cash provided by investing activities	48,547	37,874
Net cash provided by financing activities	73,466	181,288
Effect of exchange rate on cash and cash equivalents	(1)	29
Net increase (decrease) in cash and cash equivalents	$(10,746)	$130,116

Net Cash Used in Operating Activities

Net cash used in operating activities was $132.8 million for the year ended December 31, 2021, reflecting our net loss of $84.0 million partially offset by non-cash items of $42.2 million and a non-cash gain of $108.0 million from the sale of the PRV. Non-cash items consisted primarily of $23.1 million of stock-based compensation, $17.6 million of effective interest expense in connection with the RIPA, $0.7 million related to the change in fair value of the derivative liability, and $1.0 million of depreciation and amortization of our fixed assets and operating lease right-of use assets. Additionally, cash used in operating activities reflected changes in net operating assets of $17.0 million, consisting primarily of a $22.7 million increase in accounts payable, accrued expenses and other liabilities primarily associated with clinical, manufacturing and commercial planning activities and collaboration funding pursuant to the Vivet Collaboration Agreement and $5.0 million increase in prepaid expenses, inventory and other assets, partially offset by a $0.6 million decrease in our operating lease liability.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $48.5 million for the year ended December 31, 2021, primarily due to $108.0 million of net proceeds received from the sale of the PRV, proceeds of $155.6 million from maturities of investments, and proceeds of $2.0 million from paydowns of investments partially offset by $198.0 million used in purchases of investments and $19.0 million in milestone payments triggered under license agreements.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $73.5 million for the year ended December 31, 2021, due to net proceeds of $64.6 million pursuant to the RIPA, net proceeds of $6.9 million received from the underwriters when they exercised their option to purchase 375,654 shares of our common stock in January 2021 following the follow-on underwritten public offering of our common stock in December 2020, and proceeds of $2.1 million from employee equity award exercises, partially offset by $0.1 million of revenue interest payments made under the RIPA.

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

JOBS Act

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”).

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our cash, cash equivalents, restricted cash equivalents and investments as of December 31, 2021 consist of readily available checking, money market funds, and investments. The primary objective of our investment activities is to preserve our capital to fund operations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, due to the short-term nature of the instruments in our portfolio and the low risk profile of our investments, a hypothetical change in interest rates of 100 basis points would not have a material impact on the fair market value of our cash equivalents, restricted cash equivalents and investments as of December 31, 2021. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

We have entered into the RIPA. Our primary exposure to interest rate risk is that the effective interest rate on the liability may vary during the term of the RIPA primarily due to the level of actual forecast net product sales. Due to the nature of the RIPA instrument, the total interest due under this facility is fixed. However, a significant increase or decrease in net product sales may materially impact the interest expense recognized each reporting period.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mirum Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mirum Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

March 9, 2022

Mirum Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$31,340	$142,086
Short-term investments	125,201	89,734
Accounts receivable	3,267	—
Inventory	1,513	—
Prepaid expenses and other current assets	5,271	4,530
Total current assets	166,592	236,350
Restricted cash equivalents	100,000	—
Long-term investments	4,983	—
Property and equipment, net	981	1,293
Operating lease right-of-use assets	1,569	1,949
Intangible assets, net	18,740	—
Other assets	1,786	1,272
Total assets	$294,651	$240,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,166	$3,151
Accrued expenses	30,723	13,411
Operating lease liabilities	711	636
Derivative liability	1,996	1,264
Total current liabilities	42,596	18,462
Revenue interest liability, net	129,923	47,651
Operating lease liabilities, noncurrent	1,903	2,627
Other liabilities	17	29
Total liabilities	174,439	68,769
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2021 and 2020, respectively; no shares issued and outstanding as of December 31, 2021 and 2020, respectively; and liquidation value of zero as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 30,705,060 shares issued and 30,582,596 shares outstanding, excluding 122,464 shares subject to repurchase as of December 31, 2021; and 30,032,600 shares issued and 29,776,544 shares outstanding, excluding 256,056 shares subject to repurchase as of December 31, 2020	3	3
Additional paid-in capital	377,403	345,180
Accumulated deficit	(257,159)	(173,171)
Accumulated other comprehensive (loss) income	(35)	83
Total stockholders’ equity	120,212	172,095
Total liabilities and stockholders’ equity	$294,651	$240,864

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020

Revenue:
Product sales, net	$3,138	$—
License revenue	16,000	—
Total revenue	19,138	—
Operating expenses:
Cost of sales	1,903	—
Research and development	131,428	81,605
Selling, general and administrative	59,220	22,691
Total operating expenses	192,551	104,296
Loss from operations	(173,413)	(104,296)
Other income (expense):
Interest income	366	1,559
Interest expense	(17,590)	(335)
Change in fair value of derivative liability	(732)	—
Other expense, net	(582)	(192)
Gain from sale of priority review voucher, net	108,000	—
Net loss before provision for income taxes	(83,951)	(103,264)
Provision for income taxes	37	6
Net loss	$(83,988)	$(103,270)
Net loss per share, basic and diluted	$(2.77)	$(4.09)
Weighted-average shares of common stock outstanding, basic and diluted	30,321,722	25,251,968

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(83,988)	$(103,270)
Other comprehensive gain (loss):
Unrealized loss on available-for-sale investments	(117)	(75)
Cumulative translation adjustments	(1)	29
Comprehensive loss	$(84,106)	$(103,316)

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	—	$—	22,600,338	$2	$200,119	$(69,901)	$129	$130,349
Issuance of common stock in underwritten public offerings, net of issuance costs of $8,322	—	—	6,150,000	1	114,678	—	—	114,679
Issuance of common stock in connection with Revenue Interest Purchase Agreement	—	—	509,164	—	10,766	—	—	10,766
Issuance of common stock in at-the-market offerings, net of issuance costs of $314	—	—	305,969	—	6,279	—	—	6,279
Issuance of common stock in connection with common stock option exercises			47,604	—	328	—	—	328
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	29,876	—	456	—	—	456
Restricted common stock vested in the period	—	—	133,593	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,554	—	—	12,554
Net loss	—	—	—	—	—	(103,270)	—	(103,270)
Other comprehensive loss	—	—	—	—	—	—	(46)	(46)
Balance as of December 31, 2020	—	$—	29,776,544	$3	$345,180	$(173,171)	$83	$172,095
Issuance of common stock in connection with equity award plans	—	—	207,595	—	844	—	—	844
Issuance of common stock in connection with public offering, net of issuance costs $476	—	—	375,654	—	7,038	—	—	7,038
Restricted common stock vested in the period	—	—	133,592	—	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	89,211	—	1,254	—	—	1,254
Stock-based compensation	—	—	—	—	23,087	—	—	23,087
Net loss	—	—	—	—	—	(83,988)	—	(83,988)
Other comprehensive loss	—	—	—	—	—	—	(118)	(118)
Balance as of December 31, 2021	—	$—	30,582,596	$3	$377,403	$(257,159)	$(35)	$120,212

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(83,988)	$(103,270)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	23,087	12,554
Depreciation and amortization	595	305
Amortization of operating lease right-of-use assets	380	318
Net (accretion) amortization of discounts on investments	(137)	72
Non-cash interest expense related to the revenue interest liability	17,590	335
Change in fair value of derivative liability	732	—
Gain on sale of priority review voucher, net	(108,000)	—
Change in operating assets and liabilities:
Prepaid and other current assets	(4,009)	(1,827)
Operating lease right-of-use assets	—	94
Inventory	(495)	—
Other assets	(519)	(954)
Accounts payable, accrued expenses and other liabilities	22,655	3,683
Operating lease liabilities	(649)	(385)
Net cash used in operating activities	(132,758)	(89,075)
Investing activities
Proceeds from maturities of investments	155,600	85,900
Proceeds from paydown of investments	2,000	26,761
Purchase of investments	(198,029)	(74,562)
Purchase of property and equipment	(24)	(225)
Proceeds from sale of priority review voucher, net	108,000	—
Additions to intangible assets	(19,000)	—
Net cash provided by investing activities	48,547	37,874
Financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	6,914	121,087
Proceeds from issuance of common stock in private placement, net of issuance costs	—	10,000
Proceeds from issuance of common stock pursuant to equity award plans	2,098	784
Proceeds from revenue interest liability, net of issuance costs	64,575	49,575
Payments on revenue interest liability	(121)	—
Payment of deferred offering costs in connection with the shelf registration and sales agreement	—	(158)
Net cash provided by financing activities	73,466	181,288
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(1)	29
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(10,746)	130,116
Cash, cash equivalents and restricted cash equivalents at beginning of period	142,086	11,970
Cash, cash equivalents and restricted cash equivalents at end of period	$131,340	$142,086
Supplemental disclosure of cash flow information:
Inventory purchases in accrued liabilities	$1,018	$—
Cash paid for income taxes	$—	$11
Operating cash flows paid for operating lease	$864	$576
Noncash investing and financing activities:
Revenue interest liability issuance costs included in accrued liabilities	$—	$229
Deferred offering costs included in accrued liabilities	$—	$129
Compound derivative liability related to revenue interest liability	$—	$1,264

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

Mirum Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on May 2, 2018, and is headquartered in Foster City, California. The Company is a biopharmaceutical company focused on the identification, acquisition, development and commercialization of novel therapies for debilitating rare diseases.

The Company received U.S. Food and Drug Administration (“FDA”) approval for LIVMARLI® (maralixibat) oral solution (“Livmarli”), the first and only FDA-approved medication for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) one year of age and older, on September 29, 2021.

The Company’s development pipeline consists of two clinical-stage product candidates, Livmarli and volixibat. The Company commenced significant operations in November 2018.

The Company views its operations and manages its business as one operating segment.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of December 31, 2021, the Company had an accumulated deficit of $257.2 million and cash, cash equivalents, restricted cash equivalents and investments of $261.5 million. The Company believes that its unrestricted cash, cash equivalents and investments of $161.5 million as of December 31, 2021, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying consolidated financial statements. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

In December 2021, the Company completed the sale of the Rare Pediatric Disease Priority Review Voucher (“PRV”), for net proceeds of $108.0 million, after deducting commission costs. In addition, in January and February 2022, the Company sold 992,389 shares of common stock in an at-the-market offering pursuant to a Sales Agreement entered into with SVB Leerink LLC in August 2020, at a weighted-average price of $18.04 per share, resulting in net proceeds of $17.4 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to the calculation of estimated rebates for applicable discounts and allowances that are offered within contracts to customers, payors and other third parties, the calculation of the revenue interest liability, effective interest rate and corresponding expense, accrued research and development expenses, the valuation of derivative liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.

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

There were no significant estimates contained in the preparation of the Company’s consolidated financial statements or impacts to the Company’s consolidated financial statements for the year ended December 31, 2021 that were directly a result of the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Cash, Cash Equivalents and Restricted Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value.

Restricted cash equivalents consists of deposits placed in a segregated bank account as required under the terms of the Company’s RIPA in connection with the sale of the PRV in December 2021.

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the consolidated balance sheets that together reflect the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$31,340	$142,086
Restricted cash equivalents	100,000	—
Total cash, cash equivalents, and restricted cash equivalents	$131,340	$142,086

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable, and short and long-term investments. The Company limits the amount of credit exposure by investing cash that is not required for immediate operating needs in money market funds, government obligations and/or commercial paper with short maturities. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant.

The Company relies on a specialty pharmacy and a single distributor for all of the Company's sales of Livmarli in the United States.

The Company sources materials and services through several vendors. Certain materials are sourced from a single vendor. The loss of certain vendors could result in a temporary disruption of the Company’s commercialization efforts.

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

Investments are recorded at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are also included in interest income (loss). To date, the Company has not identified any other than temporary declines in fair value of its investments.

Fair Value of Financial Instruments

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs (unadjusted) such as quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly for similar assets or liabilities; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of all cash equivalents, available-for sale investments, accounts payable and accrued liabilities are reasonable estimates of their fair value.

Accounts Receivable

Accounts receivable are recorded net of allowances for sales discounts and any allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. To date, an allowance for doubtful accounts has not been material.

Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. The Company periodically reviews the composition of inventory to identify excess, obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is recognized through a charge to cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

Prior to the initial regulatory approval for Livmarli, the Company expensed costs relating to raw materials and production of inventory as research and development expense in the accompanying consolidated statements of operations, in the period incurred.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term. As of December 31, 2021, property and equipment consisted primarily of leasehold improvements of $1.3 million and furniture and equipment of $0.2 million. As of December 31, 2020, property and equipment consisted primarily of leasehold improvements of $1.3 million and furniture and equipment of $0.3 million. Accumulated depreciation as of December 31, 2021 and 2020 was $0.7 million and $0.3 million, respectively.

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

Intangible Assets, Net

Upon FDA approval of Livmarli in September 2021, contractual milestone payments the Company was then obligated to pay to licensors were evaluated as intangible assets for the completed regulatory approval and right to commercialize the product. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the expected future cash flows of the Company. The Company determined the pattern of intangible asset expected future cash flows could not be readily determined with a high level of precision. As a result, the intangible asset is being amortized on a straight-line basis over the estimated useful life of 18 years. The Company tests its definite lived intangible assets for impairment annually if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If it is determined that the asset becomes impaired, the carrying value is written down to its fair value with the related impairment charge recognized in the consolidated statements of operations in the period in which the impairment occurs. The Company has not recorded any impairments to its intangible assets.

The following table provides detail of the carrying amount of the Company's intangible assets:

December 31,
2021
Gross carrying value	$19,000
Less accumulated amortization	(260)
Net carrying value	$18,740

The following table summarizes the estimated future amortization expense associated with our intangible assets (in thousands):

Years Ended December 31,	Amount
2022	$1,038
2023	1,038
2024	1,038
2025	1,038
2026	1,038
Thereafter	13,550
$18,740

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

Revenue Interest Liability, Net

The revenue interest liability, net, associated with the RIPA that the Company entered into in December 2020 with Mulholland SA LLC, an affiliate of Oberland Capital LLC (“Oberland”), as agent for purchasers party thereto (the “Purchasers”), and the Purchasers, is presented net of issuance costs and a debt discount on the consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of actual and forecasted product sales, net. The Company evaluates the interest rate quarterly based on actual product sales, net and forecast product sales, net, utilizing the prospective method. A significant increase or decrease in product sales, net will materially impact the revenue interest liability, interest expense and the time period for repayment.

Derivative Liability

The RIPA contains certain features that meet the definition of being an embedded derivatives requiring bifurcation as a separate compound financial instrument apart from the RIPA. The derivative liability is initially measured at fair value on issuance and is subject to remeasurement at each reporting period with changes in fair value recognized as other income (expense) in the accompanying consolidated statements of operations as the change in fair value of derivative liability.

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Product Sales, Net

The Company recognizes product sales, net when the customer obtains control of our product, which occurs at a point in time, typically upon delivery of the Company's product to the customer.

Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for discounts, government rebates, co-pay assistance, returns and other allowances that are offered within contracts with a customer relating to the sale of Livmarli. Estimates of variable consideration are calculated based on the actual product sales each reporting period. Overall, these estimates reflect the Company's best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are reviewed and updated quarterly as additional information becomes known. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. Significant categories of sales discounts and allowances are as follows:

Government Rebates: The Company records rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are generated. The Company’s rebate calculations may require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. The liability for unpaid rebates is included in accrued expenses in the accompanying consolidated balance sheets. To date, actual government rebates have not differed materially from the Company's estimates.

Other Incentives: Other incentives include a branded co-pay assistance program for eligible patients with commercial insurance in the United States. The branded co-pay assistance program assists commercially insured patients who have coverage for Livmarli and is intended to reduce each participating patient’s portion of the financial responsibility of the purchase price up to a specified dollar amount of assistance. The calculation of the accrual for co-pay assistance is based upon an identification of claims and the cost per claims associated with product that has been recognized as revenue. The Company records amounts paid under the brand specific co-pay assistance program for each patient as a reduction of revenue from product sales. To date, actual other incentives have not differed materially from the Company's estimates.

Product Returns: The Company records revenue for product sales, net of estimated product returns. Customers have limited return rights related only to the product’s damage or defect identified upon delivery of the product. The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. To date, actual returns have not differed materially from the Company's estimates.

License and Collaboration Arrangements

The Company enters into collaborative arrangements with partners and analyzes the collaboration arrangements to assess whether they are within the scope of Collaborative Arrangements (Topic 808) (“ASC 808”) and determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. The accounting for some of the activities under collaboration arrangements may be subject to Revenue from Contracts with Customers (Topic 606) (“ASC 606”) for distinct units of account that are reflective of a vendor-customer relationship. For other elements of collaboration arrangements, such as assistance with development of the drug products, the Company applies the illustrative examples in ASC 808 and generally records reimbursements received as a reduction of research and development expenses.

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

The terms of the Company’s license and collaborative research and development agreements include upfront license fees, research, development and other funding or reimbursements, milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we satisfy performance obligations under these arrangements.

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

Cost of Product Sales

Prior to receiving approval from the FDA in September 2021 to sell Livmarli in the United States, the Company expensed all costs incurred related to the manufacture of Livmarli as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates. Subsequent to receiving FDA approval when commercialization was considered probable and the future economic benefit is expected to be realized, the Company began capitalizing inventory costs incurred. At December 31, 2021, the Company capitalized $1.5 million of inventory recorded as a component of other current assets on the consolidated balance sheet.

Cost of product sales consist of manufacturing costs, transportation and freight, amortization of capitalized intangibles, royalties and indirect overhead costs associated with the manufacturing and distribution of Livmarli. Cost of product sales may also include period costs related to certain manufacturing services and inventory adjustment charges.

Research and Development Expenses

Research and development expenses consists primarily of fees paid to contract research organizations and other vendors for clinical, non-clinical and manufacturing services, salaries and employee benefits, including stock-based compensation, consultant expenses, costs related to acquiring manufacturing materials, costs related to compliance with regulatory requirements and license payments related to acquiring intellectual property rights for the Company’s product candidates. Research and development expenses are expensed as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. SG&A expenses consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $9.2 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

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

Income Taxes

Income taxes are recorded using the liability method, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are recorded against deferred tax assets, including net operating losses and tax credits, when it is determined it is more-likely-than-not that some or all of the tax benefits will not be realized.

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

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	December 31,
	2021	2020
Options to purchase common stock and restricted stock units	6,940,566	5,071,740
Common stock subject to repurchase	122,464	256,056
Employee stock purchase plan contingently issuable	23,116	12,931
Underwriter option shares contingently issuable	—	562,500
Total	7,086,146	5,903,227

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update (“ASU”) No.2018-18, Collaborative Arrangements (Topic 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on January 1, 2021, as it had no collaboration arrangements prior to that date. There was no impact on the accompanying consolidated financial statements as of the adoption date.

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

In October 2021, the FASB, issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$128,420	$—	$—	$128,420
Commercial paper	—	$115,221	—	115,221
U.S. government bonds	—	$14,963	—	14,963
Total financial assets	$128,420	$130,184	$—	$258,604
Financial liabilities:
Derivative liability	—	—	1,996	1,996
Total financial liabilities	$—	$—	$1,996	$1,996

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$127,783	$—	$—	$127,783
U.S. treasury bills	29,997	—	—	29,997
Corporate debt securities	—	23,201	—	23,201
Commercial paper	—	41,460	—	41,460
U.S. government bonds	—	5,066	—	5,066
Asset-backed securities	—	2,006	—	2,006
Total financial assets	$157,780	$71,733	$—	$229,513
Financial liabilities:
Derivative liability	—	—	1,264	1,264
Total financial liabilities	$—	$—	$1,264	$1,264

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of December 31, 2021 and 2020 approximate their related fair values due to the short-term maturities of these instruments. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The carrying amount of the revenue interest liability as of December 31, 2021 and 2020 approximates its fair value and is based on the Company’s contractual repayment obligation to the Purchasers, based on current estimates of future revenues, over the life of the RIPA. The derivative liability is considered a Level 3 input based on the three-level hierarchy. Refer to Note 6 “Revenue Interest Purchase Agreement” for further information.

Derivative Liability

The debt pursuant to the RIPA contains an embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at December 31, 2021 and 2020. The estimated probability and timing of underlying events triggering the exercisability of the put options contained within the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of December 31, 2021 and 2020, the discount rate used for valuation of the derivative liability is 15.7% and 15.9%, respectively.

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability, classified as Level 3 in the fair value hierarchy:

Balance at January 1, 2020	$—
Initial fair value of derivative liability	1,264
Balance at December 31, 2020	1,264
Change in fair value of derivative liability	732
Balance at December 31, 2021	$1,996

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$128,420	$—	$—	$128,420
Commercial paper	115,221	—	—	115,221
U.S. government bonds	14,999	—	(36)	14,963
Total cash equivalents and investments	$258,640	$—	$(36)	$258,604
Classified as:
Cash equivalents				$28,420
Cash equivalents - Restricted				100,000
Short-term investments				125,201
Long-term investments				4,983
Total cash equivalents and investments				$258,604

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$127,783	$—	$—	$127,783
U.S. treasury bills	29,995	2	—	29,997
Corporate debt securities	23,126	75	—	23,201
Commercial paper	41,460	—	—	41,460
U.S. government bonds	5,067	—	(1)	5,066
Asset-backed securities	2,001	5	—	2,006
Total cash equivalents and investments	$229,432	$82	$(1)	$229,513
Classified as:
Cash equivalents				$139,779
Short-term investments				89,734
Total cash equivalents and investments				$229,513

As of December 31, 2021, the remaining contractual maturities of available-for-sale debt securities were as follows: (in thousands):

Estimated Fair Value
Due within one year	$125,201
One to two years	4,983
Total	$130,184

During the year ended December 31, 2021 and 2020, there have been no significant realized gains or losses on available-for-sale investments, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any other-than-temporary impairment losses on these securities.

5. Balance Sheet Components

Inventory

The following is a summary of the Company’s inventory by category:

December 31,
2021
Raw material	$856
Work in progress	570
Finished goods	87
Total inventory	$1,513

The Company did not have any inventory as of December 31, 2020.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued clinical trials	$6,732	$3,673
Accrued professional service fees	3,068	2,157
Accrued contract manufacturing and non-clinical costs	4,635	2,780
Accrued compensation and related benefits	9,988	4,801
Accrued collaboration funding	6,300	—
Total accrued expenses	$30,723	$13,411

6. Revenue Interest Purchase Agreement

In December 2020, the Company entered into the RIPA, as amended in September 2021 with Oberland and the Purchasers to obtain financing for the commercialization and further development of Livmarli and other working capital needs. Pursuant to the RIPA, the Company has received $115.0 million consisting of an upfront payment of $50.0 million in December 2020 and $65.0 million in April 2021 associated with the acceptance for filing by the FDA of an NDA for Livmarli for the treatment of cholestatic pruritus in patients with ALGS, less certain transaction expenses.

The Company may also be entitled to receive up to approximately $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions on or prior to December 31, 2022. The Company was entitled to receive an additional $35.0 million upon FDA approval of Livmarli, which it elected to forgo.

As consideration for such payments, the Purchasers have the right to receive the Revenue Interests from the Company based on annual product sales, net of Livmarli, if approved, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual product sales, net are (i) less than or equal to $350.0 million

(“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”).

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

The Put Options under the RIPA that are exercisable by Purchasers upon certain contingent events were determined to be embedded derivatives requiring bifurcation and separately accounted for as a single compound derivative instrument. The Company recorded the initial fair value of the derivative liability of $1.3 million as a debt discount, which is amortized to interest expense over the expected term of the debt using the effective interest method.

In connection with the RIPA, as of December 31, 2021 and 2020, $129.9 and $47.7 million, respectively, was recorded as a revenue interest liability on the accompanying consolidated balance sheet. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluates the interest rate quarterly based on its actual product sales, net and forecast product sales, net utilizing the prospective method. A significant increase or decrease in product sales, net will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded $17.6 million and $3.8 million in interest expense related to this arrangement for the year ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had incurred $0.9 million of issuance costs in connection with the RIPA, which are amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s product sales, net reduce the revenue interest liability. During the year ended December 31, 2021, the Company made a payment of $0.1 million in connection with the RIPA.

The following table summarizes the revenue interest liability activity during the years ended December 31, 2021 and 2020 (in thousands):

Revenue interest liability at inception	$49,234
Interest expense recognized	335
Capitalized issuance costs	(654)
Debt discount from embedded derivatives	(1,264)
Revenue interest liability at December 31, 2020	$47,651
Proceeds from purchaser payments	65,000
Interest expense recognized	17,590
Capitalized issuance costs	(197)
Revenue interest payments	(121)
Revenue interest liability at December 31, 2021	$129,923

7. Asset Acquisitions

Assignment and License Agreement with Shire International GmbH (Takeda)

In November 2018, the Company entered into an Assignment and License Agreement (the “Shire Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda Pharmaceutical Company Limited, and made an upfront payment to Shire of $7.5 million and issued Shire 1,859,151 shares of redeemable common stock with an estimated fair value of $7.0 million, or $3.76 per share. Under the terms of the Shire Agreement, Shire granted the Company an exclusive, royalty bearing worldwide license to develop and commercialize its two product candidates, Livmarli and volixibat. As part of the Shire Agreement, the Company was assigned license agreements held by Shire with Satiogen Pharmaceuticals, Inc. (“Satiogen”), Pfizer Inc. (“Pfizer”) and Sanofi-Aventis Deutschland GmbH (“Sanofi”). The Company has the right to sublicense under the Shire Agreement and additionally has the right to sublicense under the Satiogen, Pfizer and Sanofi licenses subject to the terms of those license agreements.

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. The Company paid $32.0 million and $10.0 million Livmarli development and regulatory milestones for the year ended December 31, 2021 and 2020, respectively and $2.0 million and none volixibat development and regulatory milestones for the year ended December 31, 2021 and

2020, respectively. As of December 31, 2021, no milestones had been accrued as there were no potential milestones yet considered probable.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement. In October 2021, the Company paid $4.0 million associated with milestones for the FDA approval and for the first commercial sale of Livmarli. As of December 31, 2021, no milestones had been accrued as there were no potential milestones yet considered probable.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. As of December 31, 2021, no milestones had been accrued as there were no potential milestones yet considered probable.

8. Collaboration and License Agreement

License and Collaboration Agreement with CANbridge

In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license, was recorded as license revenue in the accompanying consolidated statements of operations. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. The Company concluded at inception of the agreement that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2021, no adjustments were made to the transaction price. For the year ended December 31, 2021, the Company recorded research and development funding of $1.9 million, payable by CANbridge to the Company which is reflected as a reduction of research and development expense in the accompanying consolidated statements of operations. As of December 31, 2021, such research and development funding of $0.8 million was recorded as a receivable which was included in prepaids and other current assets on the accompanying consolidated balance sheets. In January 2022, CANbridge achieved a regulatory milestone, triggering a milestone payment to the Company of $2.0 million.

License and Collaboration Agreement with GC Pharma

In July 2021, the Company entered into an exclusive license and collaboration agreement with GC Pharma. Under the terms of the agreement, GC Pharma has obtained the exclusive right to develop and commercialize Livmarli within South Korea for ALGS, PFIC, and BA. In connection with the agreement, the Company received a $5.0 million upfront payment, which, upon satisfaction of the performance obligation and receipt by GC Pharma of the right to use and benefit from the license, was recorded as license revenue in the accompanying consolidated financial statements of operations. Additionally, the Company is entitled to certain research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. At inception of the agreement, the Company concluded that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue for this contract when the uncertainty is resolved in the future. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. The Company will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2021, no adjustments were made to the transaction price. For the year ended December 31, 2021, the Company recorded research and development funding of $0.3 million payable by GC Pharma to the Company which is reflected as a reduction of research and development expense in the accompanying consolidated statements of operations. As of December 31, 2021, such research and development funding of $0.3 million was recorded as a receivable which was included in prepaids and other current assets on the accompanying consolidated balance sheets.

Licensing Agreement with Takeda

In September 2021, the Company entered into an exclusive licensing agreement with Takeda for the development and commercialization of Livmarli in Japan for ALGS, PFIC, and BA. Under the terms of the agreement, Takeda will be responsible for regulatory approval and commercialization of Livmarli in Japan. Takeda will also be responsible for development, including conducting clinical studies in cholestatic indications. The Company is responsible for commercial supply to Takeda. In exchange, the Company is eligible to receive a percentage of Takeda’s annualized net sales, which range from high double digits declining to mid double digits over the first four years from commercial launch and thereafter remains at mid double digits.

Option, License and Collaboration Agreement with Vivet

In April 2021, the Company entered into an Option, License and Collaboration Agreement (“Vivet Collaboration Agreement”) with Vivet Therapeutics SAS (“Vivet”). Pursuant to the Vivet Collaboration Agreement, Vivet granted the Company the exclusive option, at the Company's discretion, to develop and subsequently commercialize Vivet’s two proprietary AAV gene therapy programs for PFIC, subtypes 3 and 2. Under the terms of the Vivet Collaboration Agreement, the Company paid an upfront fee of $4.2 million and agreed to provide funding to support certain research and development costs associated with the two gene therapy programs through July 2023. In December 2021, the Company elected not to exercise its option, terminating the agreement. The Company made a final payment of $6.3 million in January 2022 under terms of the agreement, which was reflected in accrued expenses at December 31, 2021 on the accompanying consolidated balance sheets.

For the year ended December 31, 2021, pursuant to the terms of the Vivet Collaboration Agreement, the Company recorded research and development expense of $18.9 million in the accompanying consolidated statements of operations.

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

As of December 31, 2021, the Company recorded an aggregate ROU asset of $1.6 million and an aggregate lease liability of $2.6 million on the accompanying consolidated balance sheet. The weighted-average remaining lease term is 3.1 years.

As of December 31, 2021, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Years Ended December 31,	Undiscounted Rent Payments
2022	$889
2023	918
2024	926
2025	229
Total undiscounted lease payments	2,962
Less: imputed interest	(348)
Total lease liability	$2,614

Rent expense was $0.7 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. Variable lease payments for lease operating expenses were immaterial for the years ended December 31, 2021 and 2020.

10. Stockholders’ Equity (Deficit)

Common Stock

In January 2020, the Company completed a follow-on public offering of its common stock, pursuant to which the Company sold 2,400,000 shares of common stock at a price of $20.00 per share, resulting in net proceeds of $44.7 million after deducting underwriting discounts, commissions and offering expenses.

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the year ended December 31, 2020, the Company sold 305,969 shares of common stock in an at-the-market offering pursuant to the Sales Agreement at a weighted-average price of $21.55 per share, resulting in gross proceeds of $6.6 million. The net proceeds after deducting sales commissions to SVB Leerink and other issuance expenses were approximately $6.3 million. The remaining capacity under the Sales Agreement is approximately $68.4 million as of December 31, 2021. In January and February 2022, the Company sold 992,389 shares of common stock in at-the-market offerings pursuant to the Sales Agreement at a weighted-average price of $18.04 per share, resulting in net proceeds of $17.4 million.

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

As of December 31, 2021 and 2020, 122,464 and 256,056 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	December 31,
	2021	2020
Stock options and RSUs issued and outstanding	6,940,566	5,071,740
Reserved for future stock awards or option grants	2,434,619	2,009,410
Reserved for employee stock purchase plan	911,138	700,023
Reserved for underwriter option shares	—	562,500
	10,286,323	8,343,673

11. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 1,401,443 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan, including 101,443 shares that remained available for issuance under the 2018 Plan as of July 17, 2019. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2021, 1,362,583 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In 2021 and 2020, the Company’s board of directors authorized an additional 1,000,000 and 750,000 shares of the Company’s common stock for future issuance, respectively. As of December 31, 2021, 1,072,036 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2021 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	5,071,740	$9.99	8.6	$40,631
Granted	2,359,200	$18.10
Exercised	(127,505)	$6.62
Canceled and forfeited	(432,818)	$14.37
Outstanding as of December 31, 2021	6,870,617	$12.56	8.0	$32,637
Vested and exercisable as of December 31, 2021	2,999,810	$8.73	7.2	$23,812

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2021 and 2020 was $13.39 and $12.70 per share, respectively. The total intrinsic value of options exercised during the year ended December 31, 2021 and 2020 was $1.3 million and $0.5 million, respectively. As of December 31, 2021, the total unrecognized stock-based compensation related to unvested stock option awards granted was $40.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following period:

Year ended December 31,
	2021	2020
Exercise price	$14.05-$21.22	$10.40-$26.59
Expected term (in years)	5.5-6.1	5.5-6.1
Expected volatility	82.76%-94.06%	77.07%-95.85%
Risk-free interest rate	0.62%-1.34%	0.33%-1.73%
Expected dividend yield	—	—
Grant date fair value of options granted	$9.62-$16.01	$7.38-$20.21

Performance Stock Units

In March 2021, the Company granted PSUs to employees which are subject to a performance condition of FDA marketing approval of Livmarli (“NDA Approval”) by a certain date. Upon achievement, 50% vest immediately and 50% vest on June 30, 2023, subject to the employees’ continuous service through each vesting date. As of September 29, 2021, the Company determined achievement of the NDA Approval performance condition was met. As a result, 76,027 of the PSUs vested on that date.

Additionally, in March 2021, the Company granted an aggregate of 75,688 PSUs to certain executive participants (“Executive PSUs”). The Executive PSUs are subject to performance and market conditions: (1) NDA Approval by a certain date and (2) achievement of a specified stock price. As of December 31, 2021, the NDA approval criteria was met; however, the Company did not achieve the specified stock price. As a result, the Executive PSU’s were forfeited.

As the Executive PSU’s contained a market condition, the grant date fair value was determined using a Monte Carlo simulation model and the weighted-average grant date fair value of these Executive PSU’s was $7.09 per share.

As of December 31, 2021, the Company determined achievement of the NDA Approval performance condition was met as applied under the Accounting Standards Codification 718, Compensation — Stock Compensation (Topic 718). The total unrecognized stock-based compensation related to the PSUs and the Executive PSUs was $0.8 million as of December 31, 2021.

The following table summarizes the activity related to PSUs for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2020	$—	$—
Granted	229,856	14.78
Vested	(80,090)	18.56
Cancelled and forfeited	(79,817)	7.68
Unvested and Outstanding as of December 31, 2021	$69,949	$18.57

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. During the year ended December 31, 2021, 89,211 shares were issued under the ESPP. As of December 31, 2021, the Company had 911,138 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP for the year ended December 31, 2021 was $0.7 million.

Restricted Stock

In November 2018, in connection with the issuance of the Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The modified shares have a four-year vesting period and a measurement date fair value of $2.94 per share. For the years ended December 31, 2021 and 2020, 133,592 and 133,593 shares vested, respectively. The total fair value of shares vested was $0.4 million during the years ended December 31, 2021 and 2020, which was recorded as stock-based compensation in the consolidated statement of operations. As of December 31, 2021, the total unrecognized compensation expense related to unvested restricted stock was $0.4 million expected to be recognized over a weighted-average period of approximately 0.9 years.

Total stock-based compensation is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020
Selling, general and administrative	$13,128	$7,425
Research and development	9,888	5,129
Total	$23,016	$12,554

12. Gain from Sale of Priority Review Voucher

In November 2021, the Company entered into a definitive agreement to sell the PRV that it received from the FDA in connection with the approval of Livmarli for the treatment of cholestatic pruritus in patients with ALGS one year of age and older, for cash proceeds of $110.0 million. In December 2021, the Company completed its sale of the PRV and received net proceeds of $108.0 million, after deducting commission costs, which was recorded as a gain within other income (loss) in the accompanying consolidated statements of operations.

13. Income Taxes

The Company’s losses before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020
U.S. loss before taxes	$(84,217)	$(103,371)
Foreign income before taxes	266	107
Loss before income taxes	$(83,951)	$(103,264)

For the years ended December 31, 2021 and 2020, the Company had a current tax provision of $37,000 and $6,000 related to foreign taxes, respectively.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.00%	21.00%
State tax	1.32	0.42
Permanent differences	(1.70)	(0.89)
Other	0.02	—
Tax credits	7.72	6.42
Change in valuation allowance	(28.41)	(26.96)
Total tax benefit	(0.05)%	(0.01)%

The significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$31,819	$26,122
Tax credit carryforwards	18,501	11,294
Accrued expenses	4,027	812
Intangibles	10,277	5,560
Lease liability	543	661
Stock-based compensation	5,815	2,769
Total deferred tax assets	70,982	47,218
Deferred tax liabilities:
Operating lease right-of-use assets	(319)	(385)
Fixed assets	(138)	(184)
Total deferred tax liabilities	(457)	(569)
Valuation allowance	(70,525)	(46,649)
Net deferred tax assets	$—	$—

The valuation allowance increased by $23.9 million and $27.8 million for the years ended December 31, 2021 and 2020, respectively. The tax benefit of deductible temporary differences or carryforwards is recorded as a deferred tax asset to the extent that management assesses the realization is “more likely than not.” Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the period available under the tax law. At December 31, 2021 and 2020, the Company has set up valuation allowances against all federal and state net deferred tax assets, because based on all available evidence, these deferred tax assets are not more than likely to be realizable.

The Company had federal and state net operating loss carryforwards of approximately $150.0 million and $6.7 million at December 31, 2021, and $123.5 million and $2.6 million at December 31, 2020, respectively. Federal losses do not expire, and California net operating and other state income net operating losses will begin to expire in 2039 and 2041, respectively. The Company also has federal general business credit and California research and development credit carryforwards totaling $23.1 million and $2.1 million at December 31, 2021, and $14.5 million and $0.9 million at December 31, 2020, respectively. The federal research and development credit carryforwards will begin to expire in 2032, unless previously utilized. The California research credits do not expire.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards and the research and development credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards and research and development credit carryforwards before utilization and may be material. As of December 31, 2021, the Company has not determined to what extent a potential ownership change will impact the annual limitation that may be placed on the Company’s utilization of its NOL carryovers and research and development credit carryforwards.

The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$3,933	$1,490
(Decrease) related to prior year tax positions	—	(17)
Increases related to current year tax positions	2,466	2,460
Balance at end of year	$6,399	$3,933

The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above. The Company’s effective income tax rate would not be impacted if the unrecognized tax benefits were recognized in 2021 and 2020, as the Company is in a full valuation allowance position.

The Company is subject to taxation in the United States federal jurisdiction, state jurisdictions and Switzerland. Due to the Company’s losses incurred, the Company is subject to the income tax examination by authorities since inception on May 2, 2018. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2021, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2021 and 2020, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place in the Tax Act. We have elected to account for Global Intangible Low-taxed Income (GILTI) as a current period expense when incurred.

14. Contingencies

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders (“Definitive Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

Code of Business Conduct and Ethics

We maintain a Code of Conduct that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is posted on our website at www.mirumpharma.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our Definitive Proxy Statement and is incorporated here by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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
2.1¥

Asset Purchase Agreement, dated November 16, 2021, by and between the Registrant and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2021).

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

10.6*	Forms of international grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan
10.7*	Forms of international director grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan
10.8*	Forms of international restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan
10.9+

Mirum Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on July 8, 2019, and incorporated by reference herein).

10.10*	Mirum Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan Terms and conditions – Non-U.S. Participants
10.11+	Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (filed as Exhibit 10.1 to the Registrant’s From 10-Q, filed with the SEC on May 7, 2020, and incorporated by reference herein).
10.12+

Forms of grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (filed as Exhibit 10.2 to the Registrant’s From 10-Q, filed with the SEC on May 7, 2020, and incorporated by reference herein).

10.13+

Forms of restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (filed as Exhibit 10.3 to the Registrant’s From 10-Q, filed with the SEC on May 7, 2020, and incorporated by reference herein).

10.14*	Forms of international grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan
10.15*	Forms of international restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan
10.16+

Form of Indemnification Agreement by and between the Registrant and each director and executive officer (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on July 8, 2019, and incorporated by reference herein).

10.17+

Mirum Pharmaceuticals, Inc. Severance Benefit Plan and form of Participation Agreement thereunder (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.18+

Amended and Restated Offer Letter by and between the Registrant and Michael Grey, dated May 15, 2019, as amended by Letter Agreement by and between the Registrant and Michael Grey, dated December 24, 2019 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 27, 2019, and incorporated by reference herein).

10.19+

Amended and Restated Offer Letter by and between the Registrant and Christopher Peetz, dated May 15, 2019 (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.20+

Offer Letter by and between the Registrant and Pamela Vig, Ph.D., dated December 1, 2018 (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.21+

Offer Letter by and between the Registrant and Lara Longpre, dated December 1, 2018 (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.22+

Offer Letter by and between the Registrant and Ian Clements, Ph.D., dated March 4, 2019 (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.23+

Offer Letter by and between the Registrant and Peter Radovich, dated April 28, 2020 (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.24#

License Agreement by and between Lumena Pharmaceuticals, Inc. and Satiogen Pharmaceuticals, Inc., dated February 8, 2011 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.25#

Amendment to License Agreement by and between Lumena Pharmaceuticals, Inc. and Satiogen Pharmaceuticals, Inc., dated February 8, 2011 (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.26#

License Agreement by and between Lumena Pharmaceuticals, Inc. and Pfizer Inc., dated June 1, 2012 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.27#

License Agreement by and between Lumena Pharmaceuticals, Inc. and Sanofi-Aventis Deutschland GmbH, dated September 27, 2012 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.28#

Amendment No. 1 to License Agreement by and between Shire Orphan and Rare Disease GmbH (successor in interest of Lumena Pharmaceuticals, Inc.) and Sanofi-Aventis Deutschland GmbH, dated June 26, 2015 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.29#

Assignment and License Agreement by and between the Registrant and Shire International GmbH, dated November 5, 2018 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.30

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

10.31

Sales Agreement by and between the Registrant and SVB Leerink LLC, dated August 3, 2020 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-240290), filed with the SEC on August 3, 2020, and incorporated by reference herein).

10.32

Revenue Interest Purchase Agreement by and among the Registrant, the Purchasers from time to time party thereto and Mulholland SA LLC, dated December 8, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed with the SEC on December 10, 2020, and incorporated by reference herein).

10.33

Amendment No. 1 to Revenue Interest Purchase Agreement, dated September 28, 2021, by and among the Registrant, Mulholland SA LLC and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2021).

10.34

Common Stock Purchase Agreement by and among the Registrant, TPC Investments II LP, TPC Investments Solutions LP and TPC Investments Solutions Co-Invest LP, dated December 8, 2020 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, as filed with the SEC on December 10, 2020, and incorporated by reference herein).

10.35*	Mirum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended March 18, 2020
21.1

Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

# Certain portions have been omitted in accordance with 17 CFR § 229.601(b).

¥ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

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

MIRUM PHARMACEUTICALS, INC.

Date: March 9, 2022	By:	/s/ Christopher Peetz
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

Name	Title	Date

/s/ Christopher Peetz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2022
Christopher Peetz

/s/ Ian Clements, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2022
Ian Clements, Ph.D.

/s/ Michael Grey	Director	March 9, 2022
Michael Grey

/s/ Carol L. Brosgart, M.D.	Director	March 9, 2022
Carol L. Brosgart, M.D.

/s/ Laura Brege	Director	March 9, 2022
Laura Brege

/s/ Laurent Fischer, M.D.	Director	March 9, 2022
Laurent Fischer, M.D.

/s/ Patrick Heron	Director	March 9, 2022
Patrick Heron

/s/ Edward T. Mathers	Director	March 9, 2022
Edward T. Mathers

/s/ Niall O’Donnell, Ph.D.	Director	March 9, 2022
Niall O’Donnell, Ph.D.

/s/ William C. Fairey	Director	March 9, 2022
William C. Fairey