Form 10-Q
period 2022-03-31
Mirum Pharmaceuticals, Inc.
filed 2022-05-05
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022 the registrant had 31,835,369 shares of common stock, $0.0001 par value per share, outstanding.

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

•
LIVMARLI® (maralixibat) oral solution (“Livmarli”) is our only U.S. Food and Drug Administration (“FDA”) approved product and the success of our business depends, in part, on its continued successful commercialization.
•
As a company we currently have limited marketing and sales experience. If we are unable to adequately maintain and scale our marketing and sales capabilities or enter into or lose rights pursuant to agreements with third parties to market and sell our products, we may not be able to generate viable product revenues. Even if we adequately establish and further maintain such capabilities, market acceptance or reimbursement of our products may be lower than expected.
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$46,272	$31,340
Short-term investments	93,636	125,201
Accounts receivable	7,872	3,267
Inventory	1,580	1,513
Prepaid expenses and other current assets	5,908	5,271
Total current assets	155,268	166,592
Restricted cash equivalents	100,000	100,000
Long-term investments	—	4,983
Property and equipment, net	898	981
Operating lease right-of-use assets	1,468	1,569
Intangible assets, net	18,481	18,740
Other assets	2,033	1,786
Total assets	$278,148	$294,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,943	$9,166
Accrued expenses	26,883	30,723
Operating lease liabilities	731	711
Derivative liability	1,996	1,996
Total current liabilities	34,553	42,596
Revenue interest liability, net	132,940	129,923
Operating lease liabilities, noncurrent	1,713	1,903
Other liabilities	10	17
Total liabilities	169,216	174,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and zero shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 31,801,908 shares issued and 31,712,842 shares outstanding, excluding 89,066 shares subject to repurchase as of March 31, 2022; and 30,705,060 shares issued and 30,582,596 shares outstanding, excluding 122,464 shares subject to repurchase as of December 31, 2021	3	3
Additional paid-in capital	402,825	377,403
Accumulated deficit	(293,765)	(257,159)
Accumulated other comprehensive loss	(131)	(35)
Total stockholders’ equity	108,932	120,212
Total liabilities and stockholders’ equity	$278,148	$294,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product sales, net	$10,892	$—
License revenue	2,000	—
Total revenue	12,892	—
Operating expenses:
Cost of sales	2,424	—
Research and development	24,088	38,134
Selling, general and administrative	19,116	9,479
Total operating expenses	45,628	47,613
Loss from operations	(32,736)	(47,613)
Other income (expense):
Interest income	69	149
Interest expense	(3,774)	(3,381)
Change in fair value of derivative liability	—	334
Other expense, net	(154)	(16)
Net loss before provision for income taxes	(36,595)	(50,527)
Provision for income taxes	11	5
Net loss	$(36,606)	$(50,532)
Net loss per share, basic and diluted	$(1.17)	$(1.68)
Weighted-average shares of common stock outstanding, basic and diluted	31,296,223	30,105,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(36,606)	$(50,532)
Other comprehensive gain (loss):
Unrealized loss on available-for-sale investments	(93)	(74)
Cumulative translation adjustments	(3)	(9)
Comprehensive loss	$(36,702)	$(50,615)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2021	30,582,596	$3	$377,403	$(257,159)	$(35)	$120,212
Issuance of common stock in connection with equity award plans	100,951	—	1,477	—	—	1,477
Issuance of common stock in public offering, net of issuance costs of $601	995,897	—	17,384	—	—	17,384
Restricted common stock vested in the period	33,398	—	—	—	—	—
Stock-based compensation	—	—	6,561	—	—	6,561
Net loss	—	—	—	(36,606)	—	(36,606)
Other comprehensive loss	—	—	—	—	(96)	(96)
Balance as of March 31, 2022	31,712,842	$3	$402,825	$(293,765)	$(131)	$108,932

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	29,776,544	$3	$345,180	$(173,171)	$83	$172,095
Issuance of common stock in connection with common stock option exercises	12,535	—	80	—	—	80
Issuance of common stock in public offering, net of issuance costs of $476	375,654	—	7,038	—	—	7,038
Restricted common stock vested in the period	33,396	—	—	—	—	—
Stock-based compensation	—	—	5,285	—	—	5,285
Net loss	—	—	—	(50,532)	—	(50,532)
Other comprehensive loss	—	—	—	—	(83)	(83)
Balance as of March 31, 2021	30,198,129	$3	$357,583	$(223,703)	$—	$133,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(36,606)	$(50,532)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	6,561	5,285
Depreciation and amortization	342	90
Amortization of operating lease right-of-use assets	101	95
Net (accretion) amortization of discounts on investments	(45)	6
Non-cash interest expense related to revenue interest liability	3,774	3,381
Change in fair value of derivative liability	—	(334)
Change in operating assets and liabilities:
Accounts receivable	(4,605)	—
Prepaid expenses and other current assets	(637)	(112)
Inventory	(67)	—
Other assets	(247)	(160)
Accounts payable, accrued expenses and other liabilities	(8,070)	17,228
Operating lease liabilities	(170)	(157)
Net cash used in operating activities	(39,669)	(25,210)
Investing activities
Proceeds from maturities of investments	36,500	48,600
Proceeds from paydown of investments	—	2,000
Purchase of investments	—	(83,381)
Purchase of property and equipment	—	(3)
Net cash provided by (used in) provided by investing activities	36,500	(32,784)
Financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	17,384	6,914
Proceeds from issuance of common stock pursuant to equity award plans	1,477	80
Payments of issuance costs related to revenue interest liability	—	(400)
Payments on revenue interest liability	(757)	—
Net cash provided by financing activities	18,104	6,594
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(3)	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	14,932	(51,409)
Cash, cash equivalents and restricted cash equivalents at beginning of period	131,340	142,086
Cash, cash equivalents and restricted cash equivalents at end of period	$146,272	$90,677

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$219	$212

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

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of March 31, 2022, the Company had an accumulated deficit of $293.8 million and cash, cash equivalents, restricted cash equivalents and investments of $239.9 million. The Company believes that its cash, unrestricted cash equivalents and investments of $139.9 million as of March 31, 2022 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2021, as filed with the SEC on March 9, 2022.

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

There were no significant estimates contained in the preparation of the Company’s unaudited condensed consolidated financial statements or impacts to the Company’s unaudited condensed consolidated financial statements that were directly a result of the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, except as discussed below.

Cash, Cash Equivalents and Restricted Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value.

Restricted cash equivalents consists of deposits placed in a segregated bank account as required under the terms of the Company’s Revenue Interest Purchase Agreement (“RIPA”), as amended September 2021, with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers in connection with the sale of a Rare Pediatric Disease Priority Review Voucher in December 2021.

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Cash and cash equivalents	$46,272	$31,340
Restricted cash equivalents	100,000	100,000
Total cash, cash equivalents, and restricted cash equivalents	$146,272	$131,340

Intangible Assets, Net

Upon FDA approval of Livmarli in September 2021, contractual milestone payments for which the Company was then-obligated to pay to licensors were evaluated as intangible assets for the completed regulatory approval and right to commercialize the product. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. The Company determined the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, the intangible asset is being amortized on a straight-line basis over the estimated useful life of 18 years. The Company tests its definite lived intangible assets for impairment annually and if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If it is determined that the asset becomes impaired, the carrying value is written down to its fair value with the related impairment charge recognized in the condensed consolidated statements of operations in the period in which the impairment occurs. The Company has not recorded any impairments to its intangible assets.

The following table provides detail of the carrying amount of the Company's intangible assets (in thousands):

	March 31,	December 31,
	2022	2021
Gross carrying value	$19,000	$19,000
Less accumulated amortization	(519)	(260)
Net carrying value	$18,481	$18,740

Amortization expense was $0.3 million and zero for the three months ended March 31, 2022 and 2021, respectively, and was included in cost of sales on our accompanying unaudited condensed consolidated statements of operations.

The following table summarizes the estimated future amortization expense associated with our intangible assets as of March 31, 2022 (in thousands):

Amount
2022 (remaining nine months)	$779
2023	1,038
2024	1,038
2025	1,038
2026	1,038
Thereafter	13,550
$18,481

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

Government Rebates: The Company records rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are generated. The Company’s rebate calculations may require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. The liability for unpaid rebates is included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets. To date, actual government rebates have not differed materially from the Company's estimates.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, and contingently issuable employee stock purchase plan shares because their effect would be anti-dilutive due to the Company’s net loss. Since the Company incurred a net loss in each of the periods presented, basic and diluted net loss per share were the same.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,	As of December 31,
	2022	2021
Options to purchase common stock and restricted stock units	8,591,673	6,940,566
Common stock subject to repurchase	89,066	122,464
Employee stock purchase plan contingently issuable	57,381	23,116
Total	8,738,120	7,086,146

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

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$143,853	$—	$—	$143,853
Commercial paper	—	78,765	—	78,765
U.S. government bonds	—	14,870	—	14,870
Total financial assets	$143,853	$93,635	$—	$237,488
Financial liabilities:
Derivative liability	—	—	1,996	1,996
Total financial liabilities	$—	$—	$1,996	$1,996

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$128,420	$—	$—	$128,420
Commercial paper	—	115,221	—	115,221
U.S. government bonds	—	14,963	—	14,963
Total financial assets	$128,420	$130,184	$—	$258,604
Financial liabilities:
Derivative liability	—	—	1,996	1,996
Total financial liabilities	$—	$—	$1,996	$1,996

The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 approximate their related fair values due to the short-term maturities of these instruments. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The carrying amount of the revenue interest liability as of March 31, 2022 and December 31, 2021 approximates its fair value and is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the RIPA. The derivative liability is considered a Level 3 input based on the three-level hierarchy. Refer to Note 6 “Revenue Interest Purchase Agreement” for further information.

Derivative Liability

The debt pursuant to the RIPA contains embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at March 31, 2022 and December 31, 2021. The estimated probability and timing of underlying events triggering the exercisability of the put options contained within the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of March 31, 2022 and December 31, 2021, the discount rate used for valuation of the derivative liability was 15.7%.

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability, classified as Level 3 in the fair value hierarchy (in thousands):

Balance at December 31, 2021	$1,996
Change in fair value of derivative liability	—
Balance at March 31, 2022	$1,996

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$143,853	$—	$—	$143,853
Commercial paper	78,765	—	—	78,765
U.S. government bonds	14,999	—	(129)	14,870
Total cash equivalents and investments	$237,617	$—	$(129)	$237,488
Classified as:
Cash equivalents				$43,852
Cash equivalents - restricted				100,000
Short-term investments				93,636
Total cash equivalents, restricted cash equivalents and investments				$237,488

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$128,420	$—	$—	$128,420
Commercial paper	115,221	—	—	115,221
U.S. government bonds	14,999	—	(36)	14,963
Total cash equivalents and investments	$258,640	$—	$(36)	$258,604
Classified as:
Cash equivalents				$28,420
Cash equivalents - restricted				100,000
Short-term investments				125,201
Long-term investments				4,983
Total cash equivalents, restricted cash equivalents and investments				$258,604

As of March 31, 2022, the remaining contractual maturities of available-for-sale debt securities were as follows: (in thousands):

Estimated Fair Value
Due within one year	$93,636
One to two years	—
Total	$93,636

During the three months ended March 31, 2022 and 2021, there have been no significant realized gains or losses on available-for-sale investments, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any other-than-temporary impairment losses on these securities.

5. Balance Sheet Components

Inventory

The following is a summary of the Company’s inventory by category (in thousands):

	March 31,	December 31,
	2022	2021
Raw material	$858	$856
Work in progress	553	570
Finished goods	169	87
Total inventory	$1,580	$1,513

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued clinical trials	$8,418	$6,732
Accrued professional service fees	4,961	2,458
Accrued contract manufacturing and non-clinical costs	5,079	4,635
Accrued compensation and related benefits	5,600	9,988
Accrued rebates payable	1,654	265
Accrued royalties payable	1,171	345
Accrued collaboration funding	—	6,300
Total accrued expenses	$26,883	$30,723

6. Revenue Interest Purchase Agreement

In December 2020, the Company entered into the RIPA, as amended in September 2021, with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the Purchasers, and the Purchasers to obtain financing for the commercialization and further development of Livmarli and other working capital needs. Pursuant to the RIPA, the Company has received $115.0 million consisting of an upfront payment of $50.0 million in December 2020 and $65.0 million in April 2021 associated with the acceptance for filing by the FDA of a New Drug Application for Livmarli for the treatment of cholestatic pruritus in patients with ALGS, less certain transaction expenses.

The Company may also be entitled to receive up to approximately $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions on or prior to December 31, 2022. The Company was entitled to receive an additional $35.0 million upon FDA approval of Livmarli, which it elected to forgo.

As consideration for such payments, the Purchasers have the right to receive certain revenue interests (the “Revenue Interests”) from the Company based on annual product sales, net of Livmarli, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual product sales, net are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”).

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

As of March 31, 2022 and December 31, 2021, $132.9 million and $129.9 million, respectively, was recorded as a revenue interest liability on the accompanying unaudited condensed consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluates the interest rate quarterly based on its current product sales, net forecasts utilizing the prospective method. A significant increase or decrease in product sales, net will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded $3.8 million and $3.4 million in interest expense related to this arrangement for the three months ended March 31, 2022 and 2021, respectively.

The Company incurred $0.9 million of issuance costs in connection with the RIPA, which are amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s product sales, net reduce the revenue interest liability.

The following table summarizes the revenue interest liability activity during the three months ended March 31, 2022 (in thousands):

Revenue interest liability at December 31, 2021	$129,923
Interest expense recognized	3,774
Revenue interest payments	(757)
Revenue interest liability at March 31, 2022	$132,940

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

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of

$30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. There were no Livmarli development or regulatory milestones achieved during the three months ended March 31, 2022 compared to $15.0 million for the three months ended March 31, 2021. There were no volixibat development and regulatory milestones achieved during the three months ended March 31, 2022 compared to $2.0 million for the three months ended March 31, 2021. As of March 31, 2022, no milestones had been accrued as there were no potential milestones yet considered probable.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of March 31, 2022, no milestones had been accrued as there were no potential milestones yet considered probable.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of March 31, 2022, no milestones had been accrued as there were no potential milestones considered probable.

8. Collaboration and License Agreements

License and Collaboration Agreement with CANbridge

In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license, was recorded as license revenue in the accompanying consolidated statements of operations. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. The Company concluded at inception of the agreement that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended March 31, 2022, no adjustments were made to the transaction price. For the three months ended March 31, 2022, the Company recorded research and development funding of $0.4 million, payable by CANbridge to the Company which is reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022, such research and development funding of $1.2 million was recorded as a receivable which was included in prepaids and other current assets on the accompanying unaudited condensed consolidated balance sheets. In January 2022, CANbridge achieved a regulatory milestone, triggering a milestone payment to the Company of $2.0 million, which is recorded as license revenue on the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2022.

License and Collaboration Agreement with GC Biopharma

In July 2021, the Company entered into an exclusive license and collaboration agreement with GC Biopharma. Under the terms of the agreement, GC Biopharma has obtained the exclusive right to develop and commercialize Livmarli within South Korea for ALGS, progressive familial intrahepatic cholestasis (“PFIC”), and biliary atresia (“BA”). In connection with the agreement, the Company received a $5.0 million upfront payment, which, upon satisfaction of the performance obligation and receipt by GC Biopharma of the right to use and benefit from the license, was recorded as license revenue in the accompanying unaudited condensed consolidated financial statements of operations. Additionally, the Company is entitled to certain research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. At inception of the agreement, the Company concluded that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue for this contract when the uncertainty is resolved in the future. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. The Company will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended March 31, 2022, no adjustments were made to the transaction price.

Licensing Agreement with Takeda

In September 2021, the Company entered into an exclusive licensing agreement with Takeda Pharmaceutical Company Limited (“Takeda”) for the development and commercialization of Livmarli in Japan for ALGS, PFIC, and BA. Under the terms of the agreement, Takeda will be responsible for regulatory approval and commercialization of Livmarli in Japan. Takeda will also be responsible for development, including conducting clinical studies in cholestatic indications. The Company is responsible for commercial supply to Takeda. In exchange, the Company is eligible to receive a percentage of Takeda’s annualized net sales, which range from high double digits declining to mid double digits over the first four years from commercial launch and thereafter remains at mid double digits.

Option, License and Collaboration Agreement with Vivet

In April 2021, the Company entered into an Option, License and Collaboration Agreement (“Vivet Collaboration Agreement”) with Vivet Therapeutics SAS (“Vivet”). Pursuant to the Vivet Collaboration Agreement, Vivet granted the Company the exclusive option, at the Company's discretion, to develop and subsequently commercialize Vivet’s two proprietary AAV gene therapy programs for PFIC, subtypes 3 and 2. Under the terms of the Vivet Collaboration Agreement, the Company paid an upfront fee of $4.2 million and agreed to provide funding to support certain research and development costs associated with the two gene therapy programs through July 2023. In December 2021, the Company elected not to exercise its option, terminating the agreement. The Company made a final payment of $6.3 million in January 2022 under the terms of the agreement, which was reflected in accrued expenses at December 31, 2021 on the accompanying unaudited condensed consolidated balance sheets.

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

As of March 31, 2022, the Company recorded an aggregate ROU asset of $1.5 million and an aggregate lease liability of $2.4 million in the accompanying unaudited condensed consolidated balance sheets. The weighted-average remaining lease term is 2.9 years.

As of March 31, 2022, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Undiscounted Rent Payments
2022 (remaining nine months)	$670
2023	918
2024	926
2025	230
Total undiscounted lease payments	2,744
Less: imputed interest	(300)
Total lease liability	$2,444

Rent expense was $0.2 million for the three months ended March 31, 2022 and 2021. Variable lease payments for operating expenses were immaterial for the three months ended March 31, 2022 and 2021.

10. Stockholders’ Equity

Common Stock

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Securities LLC (“SVB Securities”) pursuant to which the Company may elect to issue and sell, from time to time, in an at the market offering, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the three months ended March 31, 2022, the Company issued and sold 995,897 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $18.06 per share, resulting in aggregate gross proceeds to the Company of $18.0 million. The net proceeds to the Company after deducting sales commissions to SVB Securities and other issuance expenses were approximately $17.4 million. As of March 31, 2022, the Company issued and sold an aggregate of 1,301,866 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $18.88 per share, resulting in aggregate gross proceeds to the Company of $24.6 million. The net proceeds to the Company after deducting sales commissions to SVB Securities and other issuance expenses were approximately $23.7 million. The remaining capacity under the Sales Agreement is approximately $50.4 million as of March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, 89,066 shares and 122,464 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of March 31,	As of December 31,
	2022	2021
Stock options and restricted stock units issued and outstanding	8,591,673	6,940,566
Reserved for future stock awards or option grants	2,217,814	2,434,619
Reserved for employee stock purchase plan	1,218,188	911,138
	12,027,675	10,286,323

11. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2022, 1,218,738 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and RSUs to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In 2021 and 2020, the Company’s board of directors authorized an additional 1,000,000 and 750,000 shares of the Company’s common stock for future issuance, respectively. As of March 31, 2022, 999,076 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2022 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,870,617	$12.56	8.0	$32,637
Granted	1,481,550	$16.01
Exercised	(100,951)	$14.63
Canceled and forfeited	(102,954)	$17.24
Outstanding as of March 31, 2022	8,148,262	$13.10	8.1	$73,027
Vested and exercisable as of March 31, 2022	3,507,360	$9.65	7.2	$43,567

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2022 and 2021 was $11.27 and $14.55 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $0.8 million and $0.2 million, respectively. As of March 31, 2022, the total unrecognized stock-based compensation related to unvested stock option awards granted was $50.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended March 31,
	2022	2021
Exercise price	$15.50-$22.41	$18.41-$21.22
Expected term (in years)	6.08	6.08
Expected volatility	81.69%-82.32%	93.24%-94.06%
Risk-free interest rate	1.46%-2.0%	0.62%-1.34%
Expected dividend yield	—	—

Restricted Stock Units

The following table summarizes the activity under the Company's RSUs for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested and Outstanding as of December 31, 2021	69,949	$18.57
Granted	382,475	$16.11
Vested	—	$-
Cancelled/Forfeited	(9,013)	$16.50
Unvested and Outstanding as of March 31, 2022	443,411	16.48

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. There were no shares issued under the ESPP for the three months ended March 31, 2022. As of March 31, 2022, the Company had 1,218,188 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP was $0.2 million for the three months ended March 31, 2022 and 2021.

Restricted Stock

In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The modified shares have a four-year vesting period and a measurement date fair value of $2.94 per share. For the three months ended March 31, 2022 and 2021, 33,398 shares and 33,396 shares vested, respectively. As of March 31, 2022, the total unrecognized compensation expense related to unvested restricted stock was $0.3 million expected to be recognized over a weighted-average period of approximately 0.6 year.

Total stock-based compensation is reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative	$3,976	$2,542
Research and development	2,585	2,743
Total	$6,561	$5,285

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Mirum,” “we,” “us” and “our” refer to Mirum Pharmaceuticals, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

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

Our lead product LIVMARLI (maralixibat) oral solution (“Livmarli”), a novel, oral, minimally-absorbed agent designed to selectively inhibit ASBT, also known as the ileal bile acid transporter (“IBAT”), is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) 1 year of age and older in the United States. We market and commercialize Livmarli in the United States through our specialized and focused commercial team. We have also filed for approval in Europe of Livmarli for the treatment of cholestatic liver disease in patients with ALGS and plan to commercialize Livmarli in Western Europe with our international team based in Switzerland. We have entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We are also developing Livmarli for progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). Livmarli has been granted breakthrough designation for ALGS and PFIC type 2.

We are advancing our second product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat for the treatment of intrahepatic cholestasis of pregnancy (“ICP”), primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”). Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on apical sodium bile acid transporter (“ASBT”) and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity.

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

We have a limited operating history and incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We have only one product approved for commercial sale and have not generated significant revenues from product sales, net as of March 31, 2022. Since inception, we have funded our operations to date primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales, net and collaboration revenue.

Financing Transactions

In August 2020, the Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into a sales agreement (“Sales Agreement”) with SVB Securities LLC (“SVB Securities”) pursuant to which we may elect to issue and sell, from time to time, in an at the market offering, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the three months ended March 31, 2022, we issued and sold 995,897 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $18.06 per share, resulting in aggregate gross proceeds to us of $18.0 million. The net proceeds to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $17.4 million. As of March 31, 2022, we issued and sold an aggregate of 1,301,866 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $18.88 per share, resulting in aggregate gross proceeds to us of $24.6 million. The net proceeds to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $23.7 million. The remaining capacity under the Sales Agreement is approximately $50.4 million as of March 31, 2022.

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

Financial Overview

Our net loss was $36.6 million and $50.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $293.8 million and cash, cash equivalents, restricted cash equivalents and investments of $239.9 million, of which $100.0 million is restricted from use under the terms of the RIPA.

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

We expect our product sales from Livmarli will increase in the future. However, the timing and amount of product sales are unknown. Accordingly, until such time as we can generate substantial product revenues to support our cost structure and sustain operating activities, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate the development of one or more of our product candidates or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Prior to the regulatory approval of Livmarli, the manufacturing and related costs were expensed as research and development as any future economic benefit was not considered probable; accordingly, these costs were not capitalized and as a result gross margins resulting from product sales will initially be higher until we deplete inventories that we had expensed prior to receiving approval

COVID-19

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

Although we did not see a significant financial impact to our business operations as a result of COVID-19 for the three months ended March 31, 2022, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as temporary closures of our offices or those of our third-party manufacturers or suppliers, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, inability for patients to see their healthcare providers and access our products, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, and our ability to raise capital and conduct business development activities. The ultimate impact of the COVID-19 pandemic, including any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change. We recognize that this pandemic may continue to present unique challenges for us throughout 2022.

We continue to believe that existing cash, cash equivalents and investments, excluding restricted cash equivalents, and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures, debt service requirements and other business development initiatives that we plan to strategically pursue in the 12 months from the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. However, should the COVID-19 pandemic and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing new medicines and successfully commercializing our products.

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

Components of Results of Operations

Revenue

Product Sales, Net

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

License Revenue

Under the exclusive licensing agreements with CANbridge and GC Biopharma, we have recognized as revenue the upfront nonrefundable payments related to the licenses granted upon satisfaction of certain performance obligations. Pursuant to the agreements, we are eligible to receive future milestone payments. These milestone payments are fully constrained and will be recognized in revenue in the period in which achievement of the milestones becomes probable. We are also eligible to receive royalty payments related to the agreements, which will be recognized as the underlying product sales occur.

Cost of Sales

Cost of sales consist of third party manufacturing costs, personnel, facility and other costs of manufacturing commercial products, transportation and freight, amortization of capitalized intangibles associated with contractual milestone payments paid to licensors upon certain regulatory approval and sales-based events and royalty payments payable on net sales of Livmarli under licensing agreements. Cost of sales may also include period costs related to certain manufacturing services and inventory adjustment charges. Prior to receiving approval from the FDA in September 2021 to market and sell Livmarli in the United States, we expensed all costs incurred related to the manufacture of Livmarli as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history as a company of regulatory approval of drug candidates. Our inventory of Livmarli produced prior to FDA approval is available for commercial or clinical use.

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

Interest Expense

Interest expense for the three months ended March 31, 2022 was related to the RIPA. Costs during the period consist primarily of costs associated with our liability and non-cash interest costs associated with the amortization of the related debt discount and deferred issuance costs. We impute interest expense associated with this liability using the effective interest rate method which is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability consists of the gain or loss from remeasurement of the compound derivative liability related to the revenue interest liability during the period.

Other Income (Expense), Net

Other income (expense), net consists of transactional currency exchange gain or loss.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results require our management to make judgements, assumptions and estimates that affect the amounts reported, including the amount of assets, liabilities, expenses and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience, known trends and events, and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no significant changes during the three months ended March 31, 2022 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Revenue:
Product sales, net	$10,892	$—	$10,892
License revenue	2,000	—	2,000
Total revenue	12,892	—	12,892
Operating expenses:
Cost of sales	$2,424	$—	$2,424
Research and development	24,088	38,134	(14,046)
Selling, general and administrative	19,116	9,479	9,637
Total operating expenses	45,628	47,613	(1,985)
Loss from operations	(32,736)	(47,613)	14,877
Other income (expense):
Interest income	69	149	(80)
Interest expense	(3,774)	(3,381)	(393)
Change in fair value of derivative liability	—	334	(334)
Other expense, net	(154)	(16)	(138)
Net loss before provision for income taxes	(36,595)	(50,527)	13,932
Provision for income taxes	11	5	6
Net Loss	$(36,606)	$(50,532)	$13,926

Product Sales, Net

Product sales, net were $10.9 million for the three months ended March 31, 2022, compared to zero for the three months ended March 31, 2021 as a result of our commercial launch of Livmarli in the United States in September 2021.

License Revenue

License revenue was $2.0 million for the three months ended March 31, 2022, compared to zero for the three months ended March 31, 2021. The increase in license revenue was due to the satisfaction by CANbridge of certain performance obligations associated with the license agreement with CANbridge.

Cost of Sales

For the three months ended March 31, 2022, cost of sales was $2.4 million, compared to zero for the three months ended March 31, 2021, and primarily consisted of amortization of capitalized intangible assets, royalties payable on net sales of Livmarli under licensing agreements and indirect overhead costs associated with the manufacturing and distribution of Livmarli. There were minimal inventory costs reflected in cost of sales as inventory related to current product sold were expensed as research and development costs prior to Livmarli approval in September 2021.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Product-specific costs:
Livmarli	$9,468	$9,732	$(264)
Volixibat	$4,151	$2,749	1,402
Non product-specific costs:
Collaboration funding	$—	$—	—
Stock-based compensation	$2,585	$2,743	(158)
Personnel	$5,821	$4,913	908
License fees (milestone payments)	$—	$17,000	(17,000)
Other	$2,063	$997	1,066
Total research and development expenses	$24,088	$38,134	$(14,046)

Research and development expenses were $24.1 million for the three months ended March 31, 2022, a decrease of $14.0 million compared to the three months ended March 31, 2021. The decrease was primarily due to:

•
for Livmarli programs, a decrease of $0.3 million, primarily due to a decrease of $2.0 million in manufacturing activities as a result of prior year completion of New Drug Application (“NDA”) registrational production offset by an increase of $1.3 million clinical trial expenses for the EMBARK Phase 2b clinical trial for BA, the Phase 3 MARCH clinical trial in PFIC and safety studies, including $0.2 million in research and development funding pursuant to our license agreements with CANbridge, which was recorded as a reduction of clinical trial expenses, and an increase of $0.5 million of general program expenses;
•
for volixibat programs, an increase of $1.4 million, primarily due to clinical trial expenses for PSC, PBC and ICP and related manufacturing activities supporting clinical supply;
•
for personnel related expenses, an increase of $0.9 million, related to an increase in employee headcount to support our development pipeline;
•
for license fees, a decrease of $17.0 million, related to developmental milestone payments for the three months ended March 31, 2021 consisting of $15.0 million associated with the acceptance of our NDA for filing of Livmarli for the treatment of cholestatic pruritus in patients with ALGS one year of age and older, and $2.0 million associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC; and
•
for other expense, an increase of $1.1 million, primarily due to outside consulting expenses and general overhead expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.1 million for the three months ended March 31, 2022, an increase of $9.6 million compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $4.9 million of personnel and other compensation related expenses, including an increase of $1.4 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial launch activities for Livmarli and increased requirements of operating as a public company, such as regulatory compliance, $2.9 million in professional and consulting service expenses associated with commercial launch activities for Livmarli, and an increase of $1.8 million in expenses primarily related to general legal and public relations, international expansion activities and other general administrative expenses.

Interest Expense

Interest expense was $3.8 million for the three months ended March 31, 2022 compared to $3.4 million for the three months ended March 31, 2021. The increase was related to the accreted interest recognized on the revenue interest liability in connection with the RIPA.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and collaboration revenue. We had $239.9 million of cash, cash equivalents, restricted cash equivalents and investments as of March 31, 2022, inclusive of $100.0 million restricted cash equivalents, compared to $213.1 million as of March 31, 2021. Since inception, we have incurred operating losses and negative cash flows from operations. As of March 31, 2022, we had an accumulated deficit of $293.8 million.

In August 2020, the SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the Sales Agreement with SVB Securities, pursuant to which we may elect to issue and sell, from time to time, in an at the market offering, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the three months ended March 31, 2022, we issued and sold 995,897 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $18.06 per share, resulting in aggregate gross proceeds to us of $18.0 million. The net proceeds to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $17.4 million. As of March 31, 2022, we issued and sold an aggregate of 1,301,866 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $18.88 per share, resulting in aggregate gross proceeds to us of $24.6 million. The net proceeds to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $23.7 million. The remaining capacity under the Sales Agreement is approximately $50.4 million as of March 31, 2022.

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

Based on our current and anticipated level of operations, we believe our cash, unrestricted cash equivalents and investments will be sufficient to fund current operations through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Our cash, cash equivalents, unrestricted cash equivalents and investments include money market funds, government agency securities, corporate debt and commercial paper. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, continue commercial launch activities for Livmarli and potentially expand into additional markets, hire additional staff, including clinical, scientific, operational, financial and management personnel and pay potential development and commercial milestones in connection with our license agreements.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, selling, general and administrative expenditures, including commercial launch expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Contractual Obligations

In addition to ongoing capital needs to fund our ongoing operations, our material cash requirements include the following contractual and other obligations.

Pursuant to the RIPA, the Purchasers have a right to receive Revenue Interests based on product sales, net of Livmarli. The amounts of quarterly Revenue Interest Payments will change each reporting period based upon the underlying product sales, net of Livmarli and will initially be 9.75% of product sales, net. Under the RIPA, every $100.0 million of net sales generated, less than or equal to $350 million in an annual aggregate, would result in a repayment obligation of approximately $9.8 million. Additionally, every $100.0 million of net sales generated in excess of $350.0 million in an annual aggregate would result in a repayment obligation of approximately $2.0 million. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. A significant increase or decrease in actual and forecast net sales will materially impact the revenue interest liability, interest expense and the time period for repayment.

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 7 to our unaudited condensed consolidated financial statements.

We additionally have contractual obligations for our operating leases for our corporate headquarters. These obligations are further described in Note 9 to our unaudited condensed consolidated financial statements.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(39,669)	$(25,210)
Net cash provided by (used in) provided by investing activities	36,500	(32,784)
Net cash provided by financing activities	18,104	6,594
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(3)	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$14,932	$(51,409)

Net Cash Used in Operating Activities

Net cash used in operating activities was $39.7 million for the three months ended March 31, 2022, reflecting our net loss of $36.6 million partially offset by non-cash items of $10.7 million. Non-cash items consisted primarily of $6.6 million of stock-based compensation, $3.8 million of effective interest expense in connection with the RIPA, and $0.4 million of depreciation and amortization of our fixed assets and operating lease right-of use assets. Additionally, cash used in operating activities reflected changes in net operating assets of $13.8 million, consisting primarily of a $8.1 million decrease in accounts payable, accrued expenses and other liabilities primarily associated with the final payment under the Vivet Collaboration Agreement, a $4.6 million increase in accounts receivable related to sales of Livmarli, $0.9 million increase in prepaid expenses, inventory and other assets, and a $0.2 million decrease in our operating lease liability.

Net cash used in operating activities was $25.2 million for the three months ended March 31, 2021, reflecting our net loss of $50.5 million partially offset by non-cash items of $8.5 million. Non-cash items consisted primarily of $5.3 million of stock-based compensation, $3.4 million of interest expense in connection with the RIPA, $0.3 million related to the change in fair value of the derivative liability, and $0.2 million of depreciation and amortization of our fixed assets and operating lease right-of use assets. Additionally, cash used in operating activities reflected changes in net operating assets of $16.7 million, consisting primarily of a $17.2 million increase in accounts payable, accrued expenses and other liabilities due to a $15.0 million accrual for development milestone payments associated with the acceptance of our NDA for filing for maralixibat for the treatment of cholestatic pruritus in patients with ALGS one year of age and older pursuant to the Shire License Agreement and $2.2 million for clinical and manufacturing activities, offset by a $0.2 million decrease in our operating lease liability, a $0.2 million increase in our other assets and a $0.1 million increase in our prepaid expenses primarily associated with clinical and manufacturing activities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $36.5 million for the three months ended March 31, 2022, due to $36.5 million from maturities of investments.

Net cash used in investing activities was $32.8 million for the three months ended March 31, 2021 primarily due to $83.4 million used in purchases of investments, partially offset by proceeds of $48.6 million from maturities of investments and proceeds of $2.0 million from paydowns of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $18.1 million for the three months ended March 31, 2022, due to net proceeds of $17.4 million from the issuance and sale of common stock under the Sales Agreement with SVB Securities, pursuant to which we issued and sold an aggregate of 995,897 shares of common stock at a weighted-average price of $18.06 per share, and proceeds of $1.5 million from employee equity award exercises, partially offset by $0.8 million of revenue interest payments made under the RIPA.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents, restricted cash equivalents and investments as of March 31, 2022 consist of readily available checking, money market funds, and investments. The primary objective of our investment activities is to preserve our capital to fund operations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, due to the short-term nature of the instruments in our portfolio and the low risk profile of our investments, a hypothetical change in interest rates of 100 basis points would not have a material impact on the fair market value of our cash, cash equivalents, restricted cash equivalents and investments as of March 31, 2022. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a company we currently have limited marketing and sales experience. If we are unable to adequately maintain and scale our marketing and sales capabilities or enter into or lose rights pursuant to agreements with third parties to market and sell our products, we may not be able to generate viable product revenues. Even if we adequately establish and further maintain such capabilities, market acceptance or reimbursement of our products may be lower than expected.

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

We participate in, or are subject to, the Medicaid Drug Rebate Program, as administered by Centers for Medicare & Medicate Services (“CMS”), and other federal and state government pricing programs in the United States, and we may participate, or be asked to participate, in additional government pricing programs or supplemental rebates in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition. In addition, the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate AMP, and best price, for compliance with reporting requirements under the Medicaid Drug Rebate Program. Additionally, several states have a practice of asking or are increasing activity in requesting supplemental rebates for covered products. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and best price data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the civil False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only one product approved for commercial sale, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception in May 2018. For the three months ended March 31, 2022 and 2021, we reported a net loss of $36.6 million and $50.5 million, respectively. As of March 31, 2022, we had an accumulated deficit of $293.8 million.

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

Our business has been and could continue to be adversely affected by the continued COVID-19 pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The continuing COVID-19 pandemic could adversely affect our operations, including our workforce, which is currently primarily working remotely and at our clinical trial sites, as well as the business or operations of our manufacturers, clinical research organizations (“CROs”)or other third parties with whom we conduct business.

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

Prior to obtaining approval to commercialize a product candidate in the United States or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. For example, we have also submitted an MAA for the treatment of cholestatic liver disease in patients with ALGS to the EMA and expect potential approval in the fourth quarter of 2022. The MAA is comprised of the long-term ICONIC clinical trial in patients with ALGS, which showed a significant improvement on pruritus (p<0.0001) and improvement on other markers of cholestatic liver disease. The ICONIC data is supported by a new analysis, which includes an aggregated cohort of Livmarli-treated patients with ALGS (n=84) compared to a natural history control cohort, demonstrating a statistically significant improvement in six-year event-free survival (p<0.0001), with events defined as biliary diversion surgery, liver transplant, hepatic decompensation (ascites requiring therapy or variceal bleeding) or death. The EMA may not agree with our interpretation of this data and we may ultimately not achieve approval of Livmarli based on this submission.

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

For example, in March 2010, the Patient Protection and Affordable Care Act (“Affordable Care Act”) was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a Medicare Part D coverage gap discount program; established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending. At this time, we are unsure of the full impact that Affordable Care Act will have on our business. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, U.S. federal tax legislation enacted in 2017, informally titled The Tax Cuts and Jobs Act (“Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, the current administration issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the health care reform measures of the current administration will impact the Affordable Care Act and our business.

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

At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the previous administration announced several executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing the previous administration’s Most Favored Nation (“MFN”) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.

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
•
the potential for regulatory approvals in other countries to result in re-examination of previously approved regulatory submissions in other countries:
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

One of our strategies is to pursue clinical development of Livmarli and volixibat in additional cholestatic disease conditions such as PFIC, BA, ICP, PSC and PBC.

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

Outside of surgery and Livmarli, there are no other approved therapies for use in patients with ALGS in the United States. Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, and naltrexone are sometimes used off label to treat ALGS patients suffering from pruritus.

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Albireo have IBATis in clinical development for cholestatic liver diseases. We are aware that Albireo has received approval for odevixibat for the treatment of pruritus in patients with PFIC in the United States and for the treatment of PFIC in Europe. Albireo has been granted orphan designation for PFIC in Europe and if Livmarli is deemed similar, it could prevent the approval of Livmarli in PFIC or result in the loss of orphan designation for Livmarli for PFIC in Europe. Albireo has also announced completion of enrollment of the study of odevixibat in ALGS, more than 50% enrollment of the study of odevixibat in biliary atresia, and plans to pursue other cholestatic liver diseases. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its IBAT in PBC patients and has initiated a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of ICP or PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282 and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Genfit’s elafibranor and NGM Biopharmaceuticals, Inc.’s NGM282 and COUR Pharmaceuticals’ CNP-104. We are also aware that Cara Therapeutics’ Korsuva is in Phase 2 development for the treatment of moderate-to-severe pruritus associated with chronic liver disease.

Even though we have obtained orphan drug designation for Livmarli in PFIC, ALGS and BA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products, grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the United States. In October 2020, the FDA granted orphan drug status to Livmarli for the treatment of BA. We also received orphan drug status for Livmarli for PFIC, ALGS and BA in the EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug (or, in the case of the EMA, a similar drug) for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. Specifically, Albireo has been granted orphan designation for PFIC in the EU and if Livmarli is deemed similar it could prevent the approval of, or result in the loss of orphan designation for, Livmarli for PFIC in the EU. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC, ALGS and BA, if we receive approval for Livmarli for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

Although we have received a breakthrough therapy designation for Livmarli, this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that Livmarli will receive marketing approval in the United States for other indications.

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

For example, we entered into a licensing agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”), pursuant to which CANbridge has agreed to develop and commercialize Livmarli in Greater China (China, Hong Kong, Macau and Taiwan). Under the terms of the licensing agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions for ALGS, PFIC, and BA. Further, we entered into a licensing agreement, with GC Biopharma, pursuant to which GC Biopharma has agreed to develop and commercialize Livmarli in South Korea. Under the terms of the licensing agreement, GC Biopharma has obtained the exclusive right to develop and commercialize Livmarli within South Korea for ALGS, PFIC, and BA. Lastly, we entered into an exclusive licensing agreement for the development and commercialization of Livmarli in Japan for ALGS, PFIC, and BA with Takeda. Under the terms of the agreement, Takeda will be responsible for regulatory approval and commercialization of Livmarli in Japan. Takeda will also be responsible for development, including conducting clinical trials in cholestatic indications.

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

We conduct many of our operations at our facility in Foster City, California. This region serves as the headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

As of March 31, 2022, we had 144 full and part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
•
the Health Insurance Portability and Accountability Act (“HIPAA”), which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities and their respective business associates that perform services for them as well as their covered subcontractors that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information; and
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws, such as the EU’s and the United Kingdom’s General Data Protection Regulations (respectively, the “EU GDPR” and “UK GDPR”, together, the “GDPR”) governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the Telephone Consumer Protection Act (“TCPA”) imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Class action suits are the most common method for private enforcement.

At the state level, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA provides for civil penalties for violations (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. The CCPA is expected to expand substantially as a result of the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act, all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Privacy advocates and industry groups have also proposed, and may propose, standards with which we are legally or contractually bound to comply.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR the UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data.

Among the most stringent of these laws is the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, mandatory data breach notifications in certain circumstances, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. In addition, the GDPR expanded the definition of what is expressly noted to constitute personal data (including by broadening the relevant definition to capture expressly the “pseudonymized” or key-coded data that is commonly processed in a clinical trial-related context).

We may be subject to the EU GDPR because of our data processing activities that involve the personal data of individuals residing in the European Economic Area (“EEA”) and/or UK, such as in connection with our clinical trials in Europe, and early access program in multiple EU countries, as well as in connection with any processing of personal data carried out in the context of the activities of our relevant European subsidiaries. In addition, we maintain an office in Switzerland, which has privacy and data protection laws and regulations similar to the GDPR. Furthermore, the EU GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data”, including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offences or convictions. In the UK, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the processing of such personal data across the EEA and/or UK, which may increase our costs and overall compliance risk.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that is processed subject to the GDPR or other relevant regulation that originates in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. Additionally, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. To comply with the EU GDPR’s restrictions on transfer of personal data out of Europe to such jurisdictions, we typically rely on the Standard Contractual Clauses (“SCCs”) for personal data transfers approved by the European Commission that are designed to be a mechanism to facilitate personal data transfers out of the EEA to these jurisdictions in compliance with the EU GDPR. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. The SCCs, as well as the UK-specific international data transfer tools mentioned below, impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional contractual, technical and/or organizational measures are necessary to protect the at-issue personal data. In addition to the European Union’s SCCs, the UK government has recently issued certain separate and UK‑specific international data transfer tools, which take the place of, or are needed to supplement, the European Union’s SCCs, in relation to transfers made subject to the UK GDPR to recipients in countries outside of the UK that the UK government does not consider to provide an adequate level of data protection – implementing these new tools may require significant resources and result in significant cost to implement and manage. If we are unable to implement a valid solution for personal data transfers from Europe, we will face increased exposure to regulatory actions, substantial fines and injunctions against transferring personal data from Europe. Inability to export personal data from Europe may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies in Europe; limit our ability to receive personal data from our European subsidiaries, limit our subsidiaries’ ability to transfer personal data outside of Europe, and generally limit our ability to operate the business of our subsidiaries as a seamlessly integrated part of our wider operations; and/or require us to increase our processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Other countries outside of Europe (e.g. Russia, China, Brazil) have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU, there are additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

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

Based on our current and anticipated level of operations, we believe our cash, unrestricted cash equivalents and investments, will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on July 18, 2019 and to May 4, 2022 has ranged from a low of $6.84 to a high of $27.50. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2022, there were 31,712,842 shares of our common stock outstanding, excluding 89,066 shares subject to repurchase, as described in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the Shelf Registration. For example, in August 2020, we entered into the Sales Agreement with SVB Securities, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Mirum Pharmaceuticals, Inc.

Date: May 5, 2022	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: May 5, 2022	By:	/s/ Ian Clements, Ph.D.
Ian Clements, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)