Form 10-Q
period 2022-06-30
Mirum Pharmaceuticals, Inc.
filed 2022-08-04
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022 the registrant had 32,751,748 shares of common stock, $0.0001 par value per share, outstanding.

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

•
LIVMARLI® (maralixibat) oral solution (“Livmarli”) is our only U.S. Food and Drug Administration (“FDA”) approved product and the success of our business depends, in part, on our ability to market and sell Livmarli profitably.
•
As a company we currently have limited marketing and sales experience. If we are unable to adequately maintain and scale our marketing and sales capabilities or enter into or maintain rights pursuant to agreements with third parties to market and sell our products, we may not be able to generate viable product revenues. Even if we adequately establish and further maintain such capabilities, market acceptance of our products may be lower than expected.
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$55,268	$31,340
Short-term investments	69,685	125,201
Accounts receivable	13,990	3,267
Inventory	4,524	1,513
Prepaid expenses and other current assets	3,778	5,271
Total current assets	147,245	166,592
Restricted cash equivalents	100,000	100,000
Long-term investments	—	4,983
Property and equipment, net	832	981
Operating lease right-of-use assets	1,362	1,569
Intangible assets, net	46,072	18,740
Other assets	1,722	1,786
Total assets	$297,233	$294,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,119	$9,166
Accrued expenses	34,539	30,723
Operating lease liabilities	752	711
Derivative liability	1,764	1,996
Total current liabilities	45,174	42,596
Revenue interest liability, net	135,716	129,923
Operating lease liabilities, noncurrent	1,517	1,903
Other liabilities	4,139	17
Total liabilities	186,546	174,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 32,744,923 shares issued and 32,689,255 shares outstanding, excluding 55,668 shares subject to repurchase as of June 30, 2022; and 30,705,060 shares issued and 30,582,596 shares outstanding, excluding 122,464 shares subject to repurchase as of December 31, 2021	3	3
Additional paid-in capital	431,573	377,403
Accumulated deficit	(320,687)	(257,159)
Accumulated other comprehensive loss	(202)	(35)
Total stockholders’ equity	110,687	120,212
Total liabilities and stockholders’ equity	$297,233	$294,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product sales, net	$17,484	$—	$28,376	$—
License revenue	—	11,000	2,000	11,000
Total revenue	17,484	11,000	30,376	11,000
Operating expenses:
Cost of sales	2,524	—	4,948	—
Research and development	25,432	35,048	49,520	73,182
Selling, general and administrative	20,969	13,353	40,085	22,832
Total operating expenses	48,925	48,401	94,553	96,014
Loss from operations	(31,441)	(37,401)	(64,177)	(85,014)
Other income (expense):
Interest income	293	80	362	229
Interest expense	(3,875)	(4,776)	(7,649)	(8,157)
Change in fair value of derivative liability	232	(1,272)	232	(938)
Other income (expense), net	1,299	(514)	1,145	(530)
Net loss before income taxes	(33,492)	(43,883)	(70,087)	(94,410)
(Benefit) provision for income taxes	(6,570)	11	(6,559)	16
Net loss	$(26,922)	$(43,894)	$(63,528)	$(94,426)
Net loss per share, basic and diluted	$(0.84)	$(1.45)	$(2.00)	$(3.13)
Weighted-average shares of common stock outstanding, basic	32,164,174	30,274,749	31,732,596	30,190,352
Weighted-average shares of common stock outstanding, diluted	32,179,171	30,274,749	31,740,136	30,190,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(26,922)	$(43,894)	$(63,528)	$(94,426)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(22)	(16)	(115)	(90)
Cumulative translation adjustments	(49)	3	(52)	(6)
Comprehensive loss	$(26,993)	$(43,907)	$(63,695)	$(94,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2021	30,582,596	$3	$377,403	$(257,159)	$(35)	$120,212
Issuance of common stock in connection with equity award plans	100,951	—	1,477	—	—	1,477
Issuance of common stock in at-the-market offerings, net of issuance costs of $601	995,897	—	17,384	—	—	17,384
Restricted common stock vested in the period	33,398	—	—	—	—	—
Stock-based compensation	—	—	6,561	—	—	6,561
Net loss	—	—	—	(36,606)	—	(36,606)
Other comprehensive loss	—	—	—	—	(96)	(96)
Balance as of March 31, 2022	31,712,842	$3	$402,825	$(293,765)	$(131)	$108,932
Issuance of common stock in connection with asset acquisition	609,305	—	15,585	—	—	15,585
Issuance of common stock in connection with equity award plans	92,593	—	1,408	—	—	1,408
Issuance of common stock in at-the-market offerings, net of issuance costs of $184	165,018	—	3,905	—	—	3,905
Restricted common stock vested in the period	33,398	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	76,099	—	1,032	—	—	1,032
Stock-based compensation	—	—	6,818	—	—	6,818
Net loss	—	—	—	(26,922)	—	(26,922)
Other comprehensive loss	—	—	—	—	(71)	(71)
Balance as of June 30, 2022	32,689,255	$3	$431,573	$(320,687)	$(202)	$110,687

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	29,776,544	$3	$345,180	$(173,171)	$83	$172,095
Issuance of common stock in connection with common stock option exercises	12,535	—	80	—	—	80
Issuance of common stock in public offering, net of issuance costs of $476	375,654	—	7,038	—	—	7,038
Restricted common stock vested in the period	33,396	—	—	—	—	—
Stock-based compensation	—	—	5,285	—	—	5,285
Net loss	—	—	—	(50,532)	—	(50,532)
Other comprehensive loss	—	—	—	—	(83)	(83)
Balance as of March 31, 2021	30,198,129	$3	$357,583	$(223,703)	$—	$133,883
Issuance of common stock in connection with common stock option exercises	41,668	—	295	—	—	295
Restricted common stock vested in the period	33,400	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	43,976	—	643	—	—	643
Stock-based compensation	—	—	4,823	—	—	4,823
Net loss	—	—	—	(43,894)	—	(43,894)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance as of June 30, 2021	30,317,173	$3	$363,344	$(267,597)	$(13)	$95,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(63,528)	$(94,426)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	13,379	10,108
Depreciation and amortization	941	169
Amortization of operating lease right-of-use assets	207	191
Net accretion of discounts on investments	(103)	(22)
Non-cash interest expense related to revenue interest liability	7,649	8,157
Change in fair value of derivative liability	(232)	938
Change in fair value of contingent liabilities associated with acquisition	(1,299)	—
Deferred income taxes associated with an acquisition	(6,580)	—
Change in operating assets and liabilities:
Accounts receivable	(10,723)	—
Prepaid expenses and other current assets	1,493	103
Inventory	(1,247)	—
Other assets	(272)	(162)
Accounts payable, accrued expenses and other liabilities	819	9,856
Operating lease liabilities	(345)	(321)
Net cash used in operating activities	(59,841)	(65,409)
Investing activities
Purchase of investments	(14,812)	(129,336)
Proceeds from maturities of investments	75,300	70,100
Proceeds from paydown of investments	—	2,000
Purchase of property and equipment	(17)	(3)
Net cash provided by (used in) investing activities	60,471	(57,239)
Financing activities
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	21,289	—
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	6,914
Proceeds from issuance of common stock pursuant to equity award plans	3,917	1,018
Proceeds from revenue interest liability, net of issuance costs	—	64,574
Payments on revenue interest liability	(1,856)	—
Net cash provided by financing activities	23,350	72,506
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(52)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	23,928	(50,148)
Cash, cash equivalents and restricted cash equivalents at beginning of period	131,340	142,086
Cash, cash equivalents and restricted cash equivalents at end of period	$155,268	$91,938

Supplemental disclosure of cash flow information:
Inventory purchases included in accrued liabilities	$1,764	$—
Transaction costs from acquisition in accrued liabilities	$176	$—
Operating cash flows paid for operating lease	$438	$426
Issuance of common stock in exchange for acquired intangible assets	$15,585	$—
Contingent milestone liability for common stock issuance for acquired intangible assets	$4,600	$—
Indemnification Holdback liability in exchange for acquired intangible assets	$831	$—

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

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of June 30, 2022, the Company had an accumulated deficit of $320.7 million and cash, cash equivalents, restricted cash equivalents and investments of $225.0 million. The Company believes that its cash, unrestricted cash equivalents and investments of $125.0 million as of June 30, 2022, provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

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

There were no significant estimates contained in the preparation of the Company’s unaudited condensed consolidated financial statements or impacts to the Company’s unaudited condensed consolidated financial statements that were directly a result of the COVID-19 pandemic or the ongoing Ukraine-Russia conflict. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, except as discussed below.

Cash, Cash Equivalents and Restricted Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Cash and cash equivalents	$55,268	$31,340
Restricted cash equivalents	100,000	100,000
Total cash, cash equivalents, and restricted cash equivalents	$155,268	$131,340

Intangible Assets, Net

The Company accounts for acquisitions of an asset that does not (or a group of assets that do not) meet the definition of a business using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the asset (or assets) acquired on the basis of its (or their) relative fair value(s) on the measurement date. No goodwill is recognized in an asset acquisition.

Intangible assets are measured at their fair values as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis when the Company is unable to reliably estimate the pattern of cash flow. The Company tests its finite lived intangible assets for impairment annually and if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If it is determined that the asset becomes impaired, the carrying value is written down to its fair value with the related impairment charge recognized in the unaudited condensed consolidated statements of operations in the period in which the impairment occurs. The Company has not recorded any impairments to its intangible assets.

The following table provides detail of the carrying amount of the Company's intangible assets (in thousands):

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible asset - milestone payments	$19,000	$(779)	$18,221
Intangible assets - Satiogen acquisition	28,107	(256)	27,851
Total intangible assets	$47,107	$(1,035)	$46,072

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible asset - milestone payments	$19,000	$(260)	$18,740
Total intangible assets	$19,000	$(260)	$18,740

Amortization expense was $0.5 million and $0.8 million for the three and six months ended June 30, 2022 and was included in cost of sales on our accompanying unaudited condensed consolidated statements of operations. There was no expense recorded for the three and six months ended June 30, 2021.

The following table summarizes the estimated future amortization expense associated with our intangible assets as of June 30, 2022 (in thousands):

Amount
2022 (remaining six months)	$2,083
2023	4,165
2024	4,165
2025	4,165
2026	4,165
Thereafter	27,329
$46,072

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

The following table sets for the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Numerator:
Net loss, basic	$(26,922)	$(63,528)
Add: Change in fair value of Holdback Indemnification liability	199	199
Net loss, diluted	$(27,121)	$(63,727)

Denominator:
Weighted-average shares of common stock outstanding, basic	32,164,174	31,732,596
Effect of dilutive securities:
Weighted-average Holdback Indemnification shares issuable	14,997	7,540
Weighted-average shares of common stock outstanding, diluted	32,179,171	31,740,136

Net loss per share, basic	$(0.84)	$(2.00)
Net loss per share, diluted	$(0.84)	$(2.00)

Basic and diluted net loss per share were the same for the three and six months ended June 30, 2021.

In addition to the equity instruments included above, the following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,	As of December 31,
	2022	2021
Options to purchase common stock and restricted stock units	8,897,778	6,940,566
Common stock subject to repurchase	55,668	122,464
Employee stock purchase plan contingently issuable	25,562	23,116
Shares issuable as contingent consideration as part of asset acquisition	199,993	—
Total	9,179,001	7,086,146

Recently Adopted Accounting Pronouncements

On January 1, 2022, the Company adopted Accounting Standards Update ("ASU") No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. There was no impact on the accompanying consolidated financial statements as of the adoption date, January 1, 2022.

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

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$146,620	$—	$—	$146,620
U.S. treasury bills	2,993	—	—	2,993
Commercial paper	—	51,841	—	51,841
U.S. government bonds	—	14,851	—	14,851
Total financial assets	$149,613	$66,692	$—	$216,305
Financial liabilities:
Derivative liability	—	—	1,764	1,764
Indemnification holdback	—	—	632	632
Contingent milestone liability			3,500	3,500
Total financial liabilities	$—	$—	$5,896	$5,896

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$128,420	$—	$—	$128,420
Commercial paper	—	115,221	—	115,221
U.S. government bonds	—	14,963	—	14,963
Total financial assets	$128,420	$130,184	$—	$258,604
Financial liabilities:
Derivative liability	—	—	1,996	1,996
Total financial liabilities	$—	$—	$1,996	$1,996

The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 approximate their related fair values due to the short-term maturities of these instruments. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The carrying amount of the revenue interest liability as of June 30, 2022 and December 31, 2021 approximates its fair value and is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the RIPA. The derivative liability, Indemnification Holdback liability and Contingent Milestone liability (each as defined below) are each considered a Level 3 input based on the three-level hierarchy.

Derivative Liability

The debt pursuant to the RIPA (refer to Note 6 "Revenue Interest Purchase Agreement" for further information) contains embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at June 30, 2022 and December 31, 2021. The estimated probability and timing of underlying events triggering the exercisability of the put options contained within the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of June 30, 2022 and December 31, 2021, the discount rate used for valuation of the derivative liability was 15.7%.

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability, classified as Level 3 in the fair value hierarchy (in thousands):

Balance at December 31, 2021	$1,996
Change in fair value	—
Balance at March 31, 2022	1,996
Change in fair value	(232)
Balance at June 30, 2022	$1,764

Indemnification Holdback and Contingent Milestone Liabilities

In May 2022, in connection with the acquisition of Satiogen (refer to Note 7 “Asset Acquisitions” for further information), the Company recorded at fair value liabilities related to the Company's common stock issuable upon satisfaction of certain purchase price adjustments and indemnification obligations that may arise during the 12 month period following the asset acquisition date (“Indemnification Holdback”) and contingent consideration upon achievement of a certain milestone (“Contingent Milestone”). The fair value of the Indemnification Holdback and the Contingent Milestone was classified within Level 3 of the fair value hierarchy and was estimated based upon the value of the Company’s common stock price. The fair value of the Indemnification Holdback was additionally determined based on management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date, while the fair value of the Contingent Milestone was additionally determined based upon management’s estimate of the probability of the milestone being met. The fair value of the Indemnification Holdback and Contingent Milestone was initially measured on May 20, 2022, the date on which the Company completed the acquisition of Satiogen. The Company assesses the fair value of the Indemnification Holdback and Contingent Milestone each reporting period until resolution of the related contingency and changes in fair value are recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations.

The following table provides a summary of the changes in the estimated fair value classified as Level 3 in the fair value hierarchy (in thousands):

	Indemnification Holdback Liability	Contingent Milestone Liability
Balance as of December 31, 2021	$—	$—
Initial recognition	831	4,600
Change in fair value	(199)	(1,100)
Balance as of June 30, 2022	$632	$3,500

The Indemnification Holdback and Contingent Milestone liabilities are included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2022.

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$146,620	$—	$—	$146,620
U.S. treasury bills	2,995		(2)	2,993
Commercial paper	51,841	—	—	51,841
U.S. government bonds	15,000	—	(149)	14,851
Total cash equivalents and investments	$216,456	$—	$(151)	$216,305
Classified as:
Cash equivalents				$46,620
Cash equivalents - restricted				100,000
Short-term investments				69,685
Total cash equivalents, restricted cash equivalents and investments				$216,305

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$128,420	$—	$—	$128,420
Commercial paper	115,221	—	—	115,221
U.S. government bonds	14,999	—	(36)	14,963
Total cash equivalents and investments	$258,640	$—	$(36)	$258,604
Classified as:
Cash equivalents				$28,420
Cash equivalents - restricted				100,000
Short-term investments				125,201
Long-term investments				4,983
Total cash equivalents, restricted cash equivalents and investments				$258,604

As of June 30, 2022, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$69,685
One to two years	—
Total	$69,685

During the three and six months ended June 30, 2022 and 2021, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any other-than-temporary impairment losses on these securities.

5. Balance Sheet Components

Inventory

The following is a summary of the Company’s inventory by category (in thousands):

	June 30,	December 31,
	2022	2021
Raw material	$—	$856
Work in progress	4,286	570
Finished goods	238	87
Total inventory	$4,524	$1,513

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued clinical trials	$10,797	$6,732
Accrued professional service fees	5,029	2,458
Accrued contract manufacturing and non-clinical costs	6,659	4,635
Accrued compensation and related benefits	6,823	9,988
Accrued rebates payable	3,485	265
Accrued royalties payable	1,746	345
Accrued collaboration funding	—	6,300
Total accrued expenses	$34,539	$30,723

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

In addition, the RIPA contains various representations and warranties, information rights, non-financial and financial covenants, indemnification obligations and other provisions that are customary for a transaction of this nature. The Purchasers’ obligations to fund the scheduled installments are subject to certain customary conditions as set forth in the RIPA.

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

As of June 30, 2022 and December 31, 2021, $135.7 million and $129.9 million, respectively, was recorded as a revenue interest liability on the accompanying unaudited condensed consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluates the interest rate quarterly based on its current product sales, net forecasts utilizing the prospective method. A significant increase or decrease in product sales, net will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded interest expense related to this arrangement of $3.9 million and $4.8 million for the three months ended June 30, 2022 and 2021, respectively, and $7.6 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively.

The Company incurred $0.9 million of issuance costs in connection with the RIPA, which are amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s product sales, net reduce the revenue interest liability.

The following table summarizes the revenue interest liability activity during the three and six months ended June 30, 2022 (in thousands):

Revenue interest liability at December 31, 2021	$129,923
Interest expense recognized	3,774
Revenue interest payments	(757)
Revenue interest liability at March 31, 2022	$132,940
Interest expense recognized	3,875
Revenue interest payments	(1,099)
Revenue interest liability at June 30, 2022	$135,716

7. Asset Acquisitions

Assignment and License Agreement with Shire International GmbH (Takeda)

In November 2018, the Company entered into an Assignment and License Agreement (the “Shire Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda Pharmaceutical Company Limited, and made an upfront payment to Shire of $7.5 million and issued Shire 1,859,151 shares of redeemable common stock with an estimated fair value of $7.0 million, or $3.76 per share. Under the terms of the Shire Agreement, Shire granted the Company an exclusive, royalty bearing worldwide license to develop and commercialize its two product candidates, Livmarli and volixibat. As part of the Shire Agreement, the Company was assigned license agreements held by Shire with Satiogen, Pfizer Inc. (“Pfizer”) and Sanofi-Aventis Deutschland GmbH (“Sanofi”). The Company has the right to sublicense under the Shire Agreement and additionally has the right to sublicense under the Satiogen, Pfizer and Sanofi licenses subject to the terms of those license agreements.

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. There were no Livmarli development or regulatory milestones achieved during the three and six months ended June 30, 2022 compared to zero and $17.0 million for the three and six months ended June 30, 2021, respectively. There were no volixibat development and regulatory milestones achieved during the three and six months ended June 30, 2022 compared to zero and $2.0 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, no milestones had been accrued as there were no potential milestones yet considered probable.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. Pursuant to the terms of the license agreement, the Company is obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company will be required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented.

In May 2022, the Company completed the merger and acquisition of Satiogen for total consideration of approximately $24.2 million. At acquisition, Satiogen’s assets consisted of cash and intangible assets related to developed technology. The purchase consideration consisted of 609,305 shares of the Company's common stock issued upon the closing of the acquisition and cash consideration of $2.6 million, excluding $0.2 million of stock option exercise prices deemed to have been paid immediately prior to the acquisition, in respect of an equivalent amount of cash on the books of Satiogen, with up to an additional 32,494 shares of common stock that would have been issued upon the closing of the acquisition except the parties agreed to such shares being held back by the Company for 12 months from the acquisition date to satisfy certain purchase price adjustments and indemnification obligations that may arise during this period. Specifically, purchase price adjustments and indemnification obligations that arise will reduce the number of shares issuable by the Company at settlement in accordance with the terms of the definitive acquisition agreement. The purchase consideration also included issuance of up to an additional 199,993 shares of the Company's common stock, contingent upon the achievement of a certain milestone by June 30, 2025, subject to adjustment to satisfy certain purchase price adjustments and indemnification obligations that may arise. If the achievement of a certain milestone is not met on or prior to June 30, 2025 in accordance with the terms of the definitive acquisition agreement, then no shares of common stock will be issued. As of June 30, 2022, the milestone had not been met. Through the transaction, the Company obtained all Satiogen licensing payments and Satiogen-owned intellectual property relating to Livmarli and volixibat. The transaction will result in a reduction of total licensing royalty obligations for Livmarli and volixibat.

The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business and substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, namely, the Satiogen intangible assets comprised of intellectual property. The Company evaluated that the intellectual property assets acquired were deemed to be commercially viable and the cost of the acquisition was recorded as an intangible asset in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2022.

There was no gain or loss recognized from settlement of the preexisting contractual relationship with Satiogen as the pre-existing contract was determined to be at fair value on the date of acquisition. As of June 30, 2022, there were no expenses incurred that were approved for settlement against the Indemnification Holdback.

As the number of shares potentially issuable upon the resolution of the Indemnification Holdback and the Contingent Milestone is variable, they were recorded as liabilities at their respective fair values on the date of acquisition using the Company's common stock price. The fair value of the Indemnification Holdback was additionally determined based on management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date, while the fair value of the Contingent Milestone was additionally determined based upon management’s estimate of the probability of the milestone being met. The value of the Indemnification Holdback liability and the Contingent Milestone liability are remeasured at each reporting period until settled, with resulting changes in the fair value recorded in other income (expense) in the unaudited condensed consolidated statement of operations.

The Company acquired Satiogen in a tax-free reorganization, whereby the Company did not receive a step-up in tax basis of the acquired intangible assets, resulting in a deferred tax liability of $6.6 million. The deferred tax liability provided an additional source of taxable income to support the realization of the pre-existing deferred tax assets. As a result, a portion of the Company’s valuation allowance was released and a $6.6 million tax benefit was recorded for the three and six months ended June 30, 2022.

The following represents the consideration paid and allocation of purchase price for the acquisition of Satiogen (in thousands, except per share data):

Issued common stock	$15,585
Cash consideration	2,600
Indemnification Holdback	831
Contingent consideration settled in common stock	4,600
Transaction costs	545
Total purchase consideration	24,161
Assets acquired:
Intangible assets - developed technology	21,561
Cash consideration	2,600
Total assets acquired	$24,161

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of June 30, 2022, no milestones had been accrued as there were no potential milestones considered probable.

8. Collaboration and License Agreements

License and Collaboration Agreement with CANbridge

In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license, was recorded as license revenue in the accompanying consolidated statements of operations. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. The Company concluded at inception of the agreement that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2022, no adjustments were made to the transaction price. For the three and six months ended June 30, 2022, the Company recorded research and development funding of $0.3 million and $0.7 million, respectively, payable by CANbridge to the Company which is reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2022, such research and development funding of $0.7 million was recorded as a receivable which was included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets. In January 2022, CANbridge achieved a regulatory milestone, triggering a milestone payment to the Company of $2.0 million, which was recorded as license revenue on the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2022.

License and Collaboration Agreement with GC Biopharma

In July 2021, the Company entered into an exclusive license and collaboration agreement with GC Biopharma. Under the terms of the agreement, GC Biopharma has obtained the exclusive right to develop and commercialize Livmarli within South Korea for ALGS, progressive familial intrahepatic cholestasis (“PFIC”), and biliary atresia (“BA”). In connection with the agreement, the Company received a $5.0 million upfront payment, which, upon satisfaction of the performance obligation and receipt by GC Biopharma of the right to use and benefit from the license, was recorded as license revenue in the accompanying unaudited condensed consolidated financial statements of operations. Additionally, the Company is entitled to certain research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. At inception of the agreement, the Company concluded that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue for this contract when the uncertainty is resolved in the future. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. The Company will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2022, no adjustments were made to the transaction price.

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

Additionally, pursuant to the Amended Agreement, the Company expanded the office space by 5,555 square feet for a five-year term expiring in March 2025 (the “Expanded Space”). The Company accounted for the Expanded Space as a separate contract as there were material additional rights of use that were not included in the Initial Lease. The Amended Agreement contained a tenant improvement allowance of $0.8 million in connection with the expanded space, which has been recorded as leasehold improvements within property and equipment, net on the accompanying unaudited condensed consolidated balance sheets with a corresponding reduction of the ROU asset at inception of the lease for the expanded space.

The ROU and corresponding lease liabilities were estimated using a weighted-average incremental borrowing rate of 8.0%.

As of June 30, 2022, the Company recorded an aggregate ROU asset of $1.4 million and an aggregate lease liability of $2.3 million in the accompanying unaudited condensed consolidated balance sheets. The weighted-average remaining lease term is 2.6 years.

As of June 30, 2022, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Undiscounted Rent Payments
2022 (remaining six months)	$449
2023	916
2024	925
2025	230
Total undiscounted lease payments	2,520
Less: imputed interest	(251)
Total lease liability	$2,269

Rent expense was $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. Variable lease payments for operating expenses were immaterial for the three and six months ended June 30, 2022 and 2021.

10. Stockholders’ Equity

Common Stock

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Securities LLC (“SVB Securities”) pursuant to which the Company may elect to issue and sell, from time to time, in an at the market offering, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the three and six months ended June 30, 2022, the Company issued and sold 165,018 and 1,160,915 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $24.78 and $19.01 per share, respectively, resulting in aggregate gross proceeds to the Company of $4.1 million and $22.1 million. The net proceeds for the three and six months ended June 30, 2022, to the Company after deducting sales commissions to SVB Securities and other issuance expenses were approximately $3.9 million and $21.3 million, respectively. As of June 30, 2022, the Company issued and sold an aggregate of 1,466,884 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.54 per share, resulting in aggregate gross proceeds to the Company of $28.7 million. The net proceeds to the Company after deducting sales commissions to SVB Securities and other issuance expenses were approximately $27.6 million. The remaining capacity under the Sales Agreement is approximately $46.3 million as of June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, 55,668 shares and 122,464 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of June 30,	As of December 31,
	2022	2021
Stock options and restricted stock units issued and outstanding	8,897,778	6,940,566
Reserved for future stock awards or option grants	1,819,116	2,434,619
Reserved for employee stock purchase plan	1,142,089	911,138
Common stock held back in connection with asset acquisition	32,494	—
Common stock issuable as contingent consideration in connection with asset acquisition	199,993	—
	12,091,470	10,286,323

11. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of June 30, 2022, 1,089,020 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and RSUs to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In 2021 and 2020, the Company’s board of directors authorized an additional 1,000,000 and 750,000 shares of the Company’s common stock for future issuance, respectively. As of June 30, 2022, 730,096 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2022 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,870,617	$12.56	8.0	$32,637
Granted	1,894,350	$17.56
Exercised	(193,544)	$14.95
Canceled and forfeited	(194,026)	$18.72
Outstanding as of June 30, 2022	8,377,397	$13.49	8.0	$52,133
Vested and exercisable as of June 30, 2022	3,967,754	$10.06	7.2	$37,590

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2022 and 2021 was $12.37 and $13.97 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $1.7 million and $0.7 million, respectively. As of June 30, 2022, the total unrecognized stock-based compensation related to unvested stock option awards granted was $50.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Exercise price	$21.36-$27.46	$16.88-$18.18	$15.50-$27.46	$16.88-$21.22
Expected term (in years)	5.5-6.1	5.5-6.1	5.5-6.1	5.5-6.1
Expected volatility	80.86%-83.20%	83.82%-92.55%	80.86%-83.20%	83.82%-94.06%
Risk-free interest rate	2.78%-3.25%	0.78%-1.12%	1.46%-3.25%	0.62%-1.12%
Expected dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes the activity under the Company's RSUs for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested and Outstanding as of December 31, 2021	69,949	$18.57
Granted	469,602	$17.38
Vested	—	$-
Cancelled/Forfeited	(19,170)	$17.11
Unvested and Outstanding as of June 30, 2022	520,381	17.54

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. During the three and six months ended June 30, 2022, 76,099 shares were issued under the ESPP. As of June 30, 2022, the Company had 1,142,089 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP for the three and six months ended June 30, 2022 was $0.2 million and $0.3 million, respectively.

Restricted Stock

In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The modified shares have a four-year vesting period and a measurement date fair value of $2.94 per share. For the three months ended June 30, 2022 and 2021, 33,398 shares and 33,400 shares vested, respectively. For the six months ended June 30, 2022 and 2021, 66,796 shares and 66,796 shares vested, respectively. As of June 30, 2022, the total unrecognized compensation expense related to unvested restricted stock was $0.2 million expected to be recognized over a weighted-average period of approximately 0.4 year.

Total stock-based compensation is reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$4,225	$2,808	$8,201	$5,350
Research and development	2,416	2,015	5,001	4,758
Total	$6,641	$4,823	$13,202	$10,108

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

Our lead product LIVMARLI (maralixibat) oral solution (“Livmarli”), a novel, oral, minimally-absorbed agent designed to selectively inhibit ASBT, also known as the ileal bile acid transporter (“IBAT”), is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) 1 year of age and older in the United States. We market and commercialize Livmarli in the United States through our specialized and focused commercial team. We have also filed for approval in Europe of Livmarli for the treatment of cholestasis in patients with ALGS and plan to commercialize Livmarli in Western Europe with our international team based in Switzerland. We have entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We are also developing Livmarli for progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). Livmarli has been granted breakthrough designation for ALGS and PFIC type 2.

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

We were incorporated in May 2018 and commenced operations in November 2018. To date, we have focused primarily on acquiring and in-licensing our product candidates, organizing and staffing our company, business planning, raising capital, advancing our product candidates through clinical development, preparing for commercialization of our product candidates, commercializing Livmarli, and conducting business development activities relating to, among other things, portfolio expansion through collaborations and acquisitions.

We have a limited operating history and incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We have only one product approved for commercial sale and have not generated significant revenues from product sales, net as of June 30, 2022. Since inception, we have funded our operations to date primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales, net and collaboration revenue.

Financing Transactions

In August 2020, the Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into a sales agreement (“Sales Agreement”) with SVB Securities LLC (“SVB Securities”) pursuant to which we may elect to issue and sell, from time to time, in an at the market offering, shares of common stock having an aggregate offering price of up to $75.0 million under the

Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the three and six months ended June 30, 2022, we issued and sold 165,018 and 1,160,915 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $24.78 and $19.01 per share, respectively, resulting in aggregate gross proceeds to us of $4.1 million and $22.1 million. The net proceeds for the three and six months ended June 30, 2022, to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $3.9 million and $21.3 million, respectively. As of June 30, 2022, we issued and sold an aggregate of 1,466,884 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.54 per share, resulting in aggregate gross proceeds to us of $28.7 million. The net proceeds to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $27.6 million. The remaining capacity under the Sales Agreement is approximately $46.3 million as of June 30, 2022.

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

Financial Overview

Our net loss was $26.9 million and $43.9 million for the three months ended June 30, 2022 and 2021, respectively, and $63.5 million and $94.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $320.7 million, compared to $257.2 million as of December 31, 2021. As of June 30, 2022, we had cash, cash equivalents, restricted cash equivalents and investments of $225.0 million, compared to $261.5 million as of December 31, 2021, in each case, $100.0 million of which is restricted from use under the terms of the Revenue Interest Purchase Agreement (“RIPA”), as amended September 2021, by and among us and Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers.

We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities, continue commercial activities for Livmarli, and seek regulatory approvals for our product candidates, as well as hire additional personnel and protect our intellectual property. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We have also entered into collaboration arrangements with other companies whereby we are entitled to receive upfront and license fees, research and development funding, development and sales-based milestones, and tiered royalties based on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method or expected value method to estimate this variable consideration, depending on the nature of the contingency and the variable payments. Given the high degree of uncertainty around the occurrence of these events, we generally determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. The timing of these activities may fluctuate significantly. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our collaboration event-based milestone and other contingent payments and milestone payments to our licensors.

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

COVID-19 and Other Geopolitical Events

The coronavirus (including its variants, “COVID-19”) pandemic has had a significant economic impact across the global marketplace presenting challenges to maintaining business continuity and dramatically changing the ways in which we live and interact with others. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. As public health directives surrounding the pandemic have relaxed, our offices have reopened and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability.

We are working diligently to ensure the advancement of all of our clinical development programs in the safest manner possible. While we are unable to reliably estimate the duration or extent of any potential business disruption or financial impact during this time, we remain committed to (i) prioritizing the safety, health and well-being of patients, their caregivers, healthcare providers and our employees; (ii) ensuring patients are well supported and have continued uninterrupted access to our product candidates, for which we currently do not expect any supply disruption; and (iii) advancing our clinical trials. Examples include a “Work from Home Policy” for our employees and access to home health care to assist families with safer participation in our trials. Despite these efforts, the COVID-19 pandemic may have long-term effects on the nature of the office environment, remote working and clinical trials, which may present risks for our strategy, operations, development activities, talent recruiting and retention, and workplace culture.

Following the recent invasion of Ukraine by Russia, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. In response to the invasion, the United States, United Kingdom and European Union (“EU”), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing military conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

Although we did not see a significant financial impact to our business operations as a result of COVID-19 or the ongoing Ukraine-Russia conflict for the six months ended June 30, 2022, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as temporary closures of our offices or those of our third-party manufacturers or suppliers, disruptions or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, inability for patients to see their healthcare providers and access our products, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic or adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, changes in availability and cost of credit, continued supply chain disruptions and our ability to raise capital and conduct business development activities. The ultimate impact of the COVID-19 pandemic and the ongoing Ukraine-Russia conflict and related sanctions, including any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us throughout 2022.

We continue to believe that existing cash, cash equivalents and investments, excluding restricted cash equivalents, and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures, debt service requirements and other business development initiatives that we plan to strategically pursue in the 12 months from the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. However, should the COVID-19 pandemic, other adverse geopolitical and macroeconomic events, such as the ongoing Ukraine-Russia conflict and related sanctions, and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing new medicines and successfully commercializing our products.

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

Satiogen Acquisition

In May 2022, we completed the acquisition of Satiogen for total consideration of $24.2 million. At the closing of the acquisition, Satiogen’s assets consisted of cash and intangible assets related to developed technology. Through the transaction, we obtained all Satiogen-owned intellectual property relating to Livmarli and volixibat. The transaction will result in a reduction of total licensing royalty obligations for Livmarli and volixibat.

The total potential consideration for the acquisition consisted of a combination of 841,792 shares of common stock, 199,993 of which is subject to achievement of a milestone, and approximately $2.6 million in cash, excluding $0.2 million of stock option exercise prices deemed to have been paid immediately prior to the acquisition, in respect of an equivalent amount of cash on the books of Satiogen acquired by us at closing.

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

Our license revenue is dependent upon our licensees' achievement of future milestones, which are not within our control, and we are unable to reliably estimate the timing of such revenues.

Cost of Sales

Cost of sales consist of third party manufacturing costs, personnel, facility and other costs of manufacturing commercial products, transportation and freight, amortization of finite-lived intangible assets, amortization of capitalized intangibles associated with contractual milestone payments paid to licensors upon certain regulatory approval and sales-based events and royalty payments payable on net sales of Livmarli under licensing agreements. Cost of sales may also include period costs related to certain manufacturing services and inventory adjustment charges. Prior to receiving approval from the FDA in September 2021 to market and sell Livmarli in the United States, we expensed all costs incurred related to the manufacture of Livmarli as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history as a company of regulatory approval of drug candidates. Our inventory of Livmarli produced prior to FDA approval is available for commercial or clinical use.

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

Interest Expense

Interest expense for the three and six months ended June 30, 2022 was related to the RIPA. Costs during the period consist primarily of costs associated with our liability and non-cash interest costs associated with the amortization of the related debt discount and deferred issuance costs. We impute interest expense associated with this liability using the effective interest rate method which is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability consists of the gain or loss from remeasurement of the compound derivative liability related to the revenue interest liability during the period.

Other Income (Expense), Net

Other income (expense), net consists of gain or loss from remeasurement of the liability associated with the common stock to be issued in connection with the acquisition of Satiogen after the satisfaction of certain purchase price adjustments and indemnification obligations that may arise during the 12 month period following the asset acquisition date (“Indemnification Holdback”) and the liability associated with the common stock to be issued in connection with the acquisition of Satiogen as contingent consideration upon achievement of a certain milestone (“Contingent Milestone”) both of which were recorded in connection with our acquisition of Satiogen and transactional currency exchange gain or loss.

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

There have been no significant changes during the six months ended June 30, 2022 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, except as described below.

Intangible Assets, Net

Intangible assets, net is measured at their fair values as of the acquisition date or, in the case of commercial milestone payments, the date they become due. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate net product sales or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period.

We make significant judgments in relation to the valuation of intangible assets resulting from asset acquisitions, particularly in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Revenue:
Product sales, net	$17,484	$—	$17,484
License revenue	—	11,000	(11,000)
Total revenue	17,484	11,000	6,484
Operating expenses:
Cost of sales	$2,524	$—	$2,524
Research and development	25,432	35,048	(9,616)
Selling, general and administrative	20,969	13,353	7,616
Total operating expenses	48,925	48,401	524
Loss from operations	(31,441)	(37,401)	5,960
Other income (expense):
Interest income	293	80	213
Interest expense	(3,875)	(4,776)	901
Change in fair value of derivative liability	232	(1,272)	1,504
Other income (expense), net	1,299	(514)	1,813
Net loss before income taxes	(33,492)	(43,883)	10,391
(Benefit) provision for income taxes	(6,570)	11	(6,581)
Net Loss	$(26,922)	$(43,894)	$16,972

Product Sales, Net

Product sales, net were $17.5 million for the three months ended June 30, 2022, compared to zero for the three months ended June 30, 2021 as a result of our continued sales of Livmarli following its commercial launch in the United States in September 2021.

License Revenue

There was no license revenue in the three months ended June 30, 2022, compared to $11.0 million for the three months ended June 30, 2021. The decrease in license revenue was due to the upfront license fee associated with the license agreement with CANbridge in the prior year.

Cost of Sales

For the three months ended June 30, 2022, cost of sales was $2.5 million, compared to zero for the three months ended June 30, 2021, and primarily consisted of amortization of capitalized intangible assets, royalties payable on net product sales of Livmarli under licensing agreements and indirect overhead costs associated with the manufacturing and distribution of Livmarli. There were minimal inventory costs reflected in cost of sales as inventory related to current product sold were expensed as research and development costs prior to Livmarli's approval in the United States in September 2021.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Product-specific costs:
Livmarli	$9,746	$9,385	$361
Volixibat	4,840	4,030	810
Non product-specific costs:
Collaboration funding	—	6,278	(6,278)
Stock-based compensation	2,416	2,015	401
Personnel	7,081	5,631	1,450
License fees (milestone payments)	—	6,161	(6,161)
Other	1,349	1,548	(199)
Total research and development expenses	$25,432	$35,048	$(9,616)

Research and development expenses were $25.4 million for the three months ended June 30, 2022, a decrease of $9.6 million compared to the three months ended June 30, 2021. The decrease was primarily due to:

•
for Livmarli programs, an increase of $0.4 million, primarily due to an increase of $2.3 million clinical trial expenses primarily for the EMBARK Phase 2b clinical trial for BA and a long term rollover study from the MARCH PFIC Phase 3 clinical trial offset by decreases of $1.2 million in manufacturing activities as a result of prior year completion of a New Drug Application ("NDA") registrational production and $0.7 million of general program expenses;
•
for volixibat programs, an increase of $0.8 million, primarily due to an increase of $1.3 million clinical trial expenses for PSC and PBC offset by a decrease of $0.7 million manufacturing activities supporting clinical supply;
•
for collaboration funding, a decrease of $6.3 million due to the Vivet Collaboration Agreement, which we terminated in 2021;
•
for stock-based compensation, an increase of $0.4 million, related to an increase in employee headcount;
•
for personnel related expenses, an increase of $1.5 million, related to an increase in employee headcount to support our development pipeline; and
•
for license fees, a decrease of $6.2 million, for the three months ended June 30, 2021 consisting of a $4.2 million upfront fee associated with the Vivet Collaboration Agreement and $2.0 million due to a development milestone payment associated with initiation of the EMBARK Phase 2 clinical trial of maralixibat for BA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.0 million for the three months ended June 30, 2022, an increase of $7.6 million compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $5.1 million of personnel and other compensation related expenses, including an increase of $1.4 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for Livmarli and increased requirements of operating as a public company, such as regulatory compliance, $1.5 million in advertising, promotion and patient support expenses associated with commercial activities for Livmarli, and an increase of $0.9 million in expenses primarily related to general legal and public relations, international expansion activities and other general administrative expenses.

Interest Expense

Interest expense was $3.9 million for the three months ended June 30, 2022 compared to $4.8 million for the three months ended June 30, 2021, a decrease of $0.9 million. The decrease was related to the accreted interest recognized on the revenue interest liability in connection with the RIPA.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.2 million gain for the three months ended June 30, 2022, compared to $1.3 million loss for the three months ended June 30, 2021. The change was related to the remeasurement of the derivative liability at June 30, 2022 and reflects a decrease in value of the put option associated with the RIPA resulting from the reduction in time for the put option to occur.

Other income (expense), net

Other income (expense), net was $1.3 million income for the three months ended June 30, 2022, compared to $0.5 million expense for the three months ended June 30, 3021. The change was primarily related to the remeasurement of the Indemnification Holdback and Contingent Milestone liabilities as of June 30, 2022 and reflects a decrease in the fair value of our common stock price as of June 30, 2022.

Change in (Benefit) Provision for Income Taxes

Income tax benefit was $6.6 million for the three months ended June 30, 2022 compared to income tax provision of $11.0 thousand for the three months ended June 30, 2021. The increase was related to the deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition and corresponding reduction in our valuation allowance against our net deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Revenue:
Product sales, net	$28,376	$—	$28,376
License revenue	2,000	11,000	(9,000)
Total revenue	30,376	11,000	19,376
Operating expenses:
Cost of sales	$4,948	$—	$4,948
Research and development	49,520	73,182	(23,662)
Selling, general and administrative	40,085	22,832	17,253
Total operating expenses	94,553	96,014	(1,461)
Loss from operations	(64,177)	(85,014)	20,837
Other income (expense):
Interest income	362	229	133
Interest expense	(7,649)	(8,157)	508
Change in fair value of derivative liability	232	(938)	1,170
Other income (expense), net	1,145	(530)	1,675
Net loss before income taxes	(70,087)	(94,410)	24,323
(Benefit) provision for income taxes	(6,559)	16	(6,575)
Net Loss	$(63,528)	$(94,426)	$30,898

Product Sales, Net

Product sales, net were $28.4 million for the six months ended June 30, 2022, compared to zero for the six months ended June 30, 2021 as a result of our continued sales of Livmarli following its commercial launch in the United States in September 2021.

License Revenue

License revenue was $2.0 million for the six months ended June 30, 2022, compared to $11.0 million for the six months ended June 30, 2021. The decrease in license revenue was due to an $11.0 million upfront license fee in the prior year period compared to $2.0 million for the six months ended June 30, 2022 related to achievement of a regulatory milestone, both of which were associated with our license agreement with CANbridge.

Cost of Sales

For the six months ended June 30, 2022, cost of sales was $4.9 million, compared to zero for the six months ended June 30, 2021, and primarily consisted of amortization of capitalized intangible assets, royalties payable on net product sales of Livmarli under licensing agreements and indirect overhead costs associated with the manufacturing and distribution of Livmarli. There were minimal inventory costs reflected in cost of sales as inventory related to current product sold were expensed as research and development costs prior to Livmarli approval in the United States in September 2021.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Product-specific costs:
Livmarli	$19,219	$19,117	$102
Volixibat	8,991	6,779	2,212
Non product-specific costs:
Collaboration funding	—	6,278	(6,278)
Stock-based compensation	5,001	4,758	243
Personnel	14,247	10,544	3,703
License fees (milestone payments)	—	23,161	(23,161)
Other	2,062	2,545	(483)
Total research and development expenses	$49,520	$73,182	$(23,662)

Research and development expenses were $49.5 million for the six months ended June 30, 2022, a decrease of $23.7 million compared to the six months ended June 30, 2021. The decrease was primarily due to:

•
for Livmarli programs, an increase of $0.1 million, primarily due to an increase of $3.4 million in clinical trial expenses primarily for the EMBARK Phase 2b clinical trial for BA and a long term rollover study from the MARCH PFIC Phase 3 clinical trial offset by decreases of $3.3 million in manufacturing activities as a result of prior year completion of an NDA registrational production and $0.2 million of general program expenses;
•
for volixibat programs, an increase of $2.2 million, primarily due to an increase of $2.6 million clinical trial expenses for PSC, PBC and ICP offset by a decrease of $0.6 million manufacturing activities supporting clinical supply;
•
for collaboration funding, a decrease of $6.3 million due to the Vivet Collaboration Agreement, which we terminated in 2021;
•
for personnel related expenses, an increase of $3.7 million, related to an increase in employee headcount to support our development pipeline;
•
for license fees, a decrease of $23.2 million, related to developmental milestone payments for the six months ended June 30, 2021 consisting of $15.0 million associated with the acceptance of our NDA for filing of Livmarli for the treatment of cholestatic pruritus in patients with ALGS one year of age and older, and $4.0 million associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC and the EMBARK Phase 2 clinical trial of maralixibat for BA, and $4.2 million in an upfront fee associated with the Vivet Collaboration Agreement; and
•
for other expense, a decrease of $0.5 million, primarily due to outside consulting expenses and general overhead expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $40.1 million for the six months ended June 30, 2022, an increase of $17.3 million compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $10.7 million of personnel and other compensation related expenses, including an increase of $2.9 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for Livmarli and increased requirements of operating as a public company, such as regulatory compliance, $4.0 million in advertising, promotion and patient support expenses associated with commercial activities for Livmarli, and an increase of $2.6 million in expenses primarily related to general legal and public relations, international expansion activities and other general administrative expenses.

Interest Expense

Interest expense was $7.7 million for the six months ended June 30, 2022 compared to $8.2 million for the six months ended June 30, 2021, a decrease of $0.5 million. The decrease was related to the accreted interest recognized on the revenue interest liability in connection with the RIPA.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.2 million gain for the six months ended June 30, 2022, compared to a $0.9 million loss for the six months ended June 30, 2021. The change was related to the remeasurement of the derivative liability at June 30, 2022 and reflects a decrease in value of the put option associated with the RIPA resulting from the reduction in time for the put option to be occur.

Other income (expense), net

Other income (expense), net was $1.1 million income for the six months ended June 30, 2022, compared to $0.5 million expense for the six months ended June 30, 3021. The change was primarily related to the remeasurement of the Indemnification Holdback and Contingent Milestone liabilities associated with the Satiogen acquisition as of June 30, 2022 and reflects a decrease in the fair value of our common stock price as of June 30, 2022.

Change in (Benefit) Provision for Income Taxes

Income tax benefit was $6.6 million for the six months ended June 30, 2022, compared to income tax provision of $16.0 thousand for the six months ended June 30, 2021. The increase was related to the deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition and corresponding reduction in our valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and collaboration revenue. We had $225.0 million of cash, cash equivalents, restricted cash equivalents and investments as of June 30, 2022, compared to $261.5 million as of December 31, 2021, in each case, inclusive of $100.0 million restricted cash equivalents. Since inception, we have incurred operating losses and negative cash flows from operations. As of June 30, 2022, we had an accumulated deficit of $320.7 million, compared to $257.2 million as of December 31, 2021.

In August 2020, the SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the Sales Agreement with SVB Securities, pursuant to which we may elect to issue and sell, from time to time, in an at the market offering, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the three and six months ended June 30, 2022, we issued and sold 165,018 and 1,160,915 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $24.78 and $19.01 per share, respectively, resulting in aggregate gross proceeds to us of $4.1 million and $22.1 million. The net proceeds for the three and six months ended June 30, 2022, to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $3.9 million and $21.3 million, respectively. As of June 30, 2022, we issued and sold an aggregate of 1,466,884 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.54 per share, resulting in aggregate gross proceeds to us of $28.7 million. The net proceeds to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $27.6 million. The remaining capacity under the Sales Agreement is approximately $46.3 million as of June 30, 2022.

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

If we raise additional funds through the RIPA, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as adverse geopolitical and macroeconomic developments, such as the ongoing military conflict between Ukraine and Russia and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(59,841)	$(65,409)
Net cash provided by (used in) investing activities	60,471	(57,239)
Net cash provided by financing activities	23,350	72,506
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(52)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$23,928	$(50,148)

Net Cash Used in Operating Activities

Net cash used in operating activities was $59.8 million for the six months ended June 30, 2022, reflecting our net loss of $63.5 million partially offset by non-cash items of $14.0 million. Non-cash items consisted primarily of $13.4 million of stock-based compensation, $7.7 million of effective interest expense in connection with the RIPA, $6.6 million related to deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition, $1.3 million gain related to the change in fair value of Indemnification Holdback and Contingent Milestone liabilities, $0.9 million of depreciation and amortization of our fixed assets and operating lease right-of use assets and $0.2 million related to the change in fair value of the derivative liability. Additionally, cash used in operating activities reflected changes in net operating assets of $10.3 million, consisting primarily of a $10.7 million increase in accounts receivable related to sales of Livmarli, a $1.2 million increase in inventory, and a $0.3 million decrease in operating lease liability, partially offset by a $1.5 million decrease in prepaid expenses and other current assets and a $0.8 million decrease in accounts payable.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $60.5 million for the six months ended June 30, 2022, due to $75.3 million from maturities of investments offset by purchased investments of $14.8 million.

Net cash used in investing activities was $57.2 million for the six months ended June 30, 2021, primarily due to $129.3 million used in purchases of investments, partially offset by proceeds of $70.1 million from maturities of investments and proceeds of $2.0 million from paydowns of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $23.4 million for the six months ended June 30, 2022, due to net proceeds of $21.3 million from the issuance and sale of common stock under the Sales Agreement with SVB Securities, pursuant to which we issued and sold an aggregate of 1,160,915 shares of common stock at a weighted-average price of $19.01 per share, and proceeds of $3.9 million from employee equity award exercises, partially offset by $1.9 million of revenue interest payments made under the RIPA.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents, restricted cash equivalents and investments as of June 30, 2022 consist of readily available checking, money market funds, and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Although we are seeing, and expect to continue to see, increased interest rates, due to the strategies we employ, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. For instance, due to the short-term nature of the instruments in our portfolio and the low risk profile of our investments, a hypothetical change in interest rates of 100 basis points would not have a material impact on the fair market value of our cash, cash equivalents, restricted cash equivalents and investments as of June 30, 2022. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

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

Foreign Currency Rate Risk

Our operations include activities in the United States and Switzerland. In addition, we contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Swiss Franc and the Euro, as of June 30, 2022 and December 31, 2021, we had minimal assets and liabilities denominated in foreign currencies and, as a result, changes in foreign currency exchange rates did not have a material impact on our business, financial condition or results of operations in the six months ended June 30, 2022. We expect similar levels of assets and liabilities to be denominated in foreign currencies in future periods and, thus, do not believe changes in foreign currency exchange rates would have a material impact in future periods.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to, among other things, the COVID-19 pandemic and other geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than general impacts on companies due to general economic and market conditions.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Commercialization of our Products

Livmarli is our only FDA-approved product and the success of our business depends, in part, on our ability to market and sell Livmarli profitably.

Livmarli is approved by the FDA for the treatment of cholestatic pruritus in patients with ALGS one year of age and older. The success of our business depends, in part, on our ability to market and sell Livmarli profitably. This depends on a number of factors, including, among others, the following:

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

If one or more of the above factors is not present, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to market and sell Livmarli profitably, which would harm our business, financial condition, operating results and prospects.

As a company, we currently have limited marketing and sales experience. If we are unable to adequately maintain and scale our marketing and sales capabilities or enter into or maintain rights pursuant to agreements with third parties to market and sell our products, we may not be able to generate viable product revenues. Even if we adequately establish and further maintain such capabilities, market acceptance of our products may be lower than expected.

To successfully commercialize Livmarli we must maintain and appropriately scale our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. The majority of pediatric cholestatic patients are treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We have established our own commercial capabilities in North America to target these centers. We are also establishing a team to target similar centers in Western Europe, if we receive approval of Livmarli in ALGS from the EMA. However, our projections of the commercial and sales needs to target these centers may not be accurate given our limited marketing and sales experience. If we are materially off from our projections, our business and operating results would be harmed.

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

Our commercial success may be severely hindered if we are unable to obtain and/or maintain adequate coverage and reimbursement for Livmarli and any future product candidates, if approved.

The availability of coverage and adequate reimbursement from private third-party payors such as pharmacy benefit managers and commercial insurers, and governmental healthcare programs, such as Medicaid, is critical to the commercial success of Livmarli. Coverage for Livmarli may be adversely affected by a number of factors, including but not limited to:

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

A trend in the healthcare industry is cost containment. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs by, among other methods, limiting or preventing (for example via prior therapy or step edit requirements) coverage for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and/or challenging the value of list prices charged for medical products. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

Coverage and reimbursement for drug products can differ significantly across payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of Livmarli to each third-party payor separately, with no assurance that coverage will be obtained or maintained. Additionally, coverage policies and third-party reimbursement rates may change at any time.

In many foreign countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control and the proposed pricing for a drug must be approved before it may be lawfully marketed. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels. Moreover, political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations often continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.

Historically, products launched in the EU and other foreign countries do not follow price structures of the United States and generally prices tend to be significantly lower and the time to obtain pricing and reimbursement approvals is significantly longer. If pricing is set at unsatisfactory levels or if reimbursement of Livmarli and any future product candidates, if approved, is unavailable or limited in scope or amount, our revenues from sales by us or our partners and the potential profitability of our approved products or any future product candidates, if approved, in those countries would be negatively affected.

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
•
patients and physicians perception of cholestatic pruritus as a condition for which available, off-label medical treatments are inadequate;
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
•
limitations or warnings contained in the FDA-approved labeling of Livmarli, and patients' and physicians' assessment of these limitations and warnings;
•
the effectiveness of our sales, marketing and distribution efforts and those of the third parties with whom we contract;
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
•
undesirable side effects may limit physicians’ or patients’ willingness to initiate or continue therapy with Livmarli;
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

We participate in, or are subject to, the Medicaid Drug Rebate Program, as administered by Centers for Medicare & Medicaid Services (“CMS”), and other federal and state government pricing programs in the United States, and we may participate, or be asked to participate, in additional government pricing programs or supplemental rebates in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer's price (“AMP”), for single source and innovator multiple source drugs, beginning January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition. In addition, the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate AMP, and best price, for compliance with reporting requirements under the Medicaid Drug Rebate Program. Additionally, several states have a practice of asking or are increasing activity in requesting supplemental rebates for covered products. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and best price data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the civil False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute Livmarli, without third parties. Our ability to commercially supply Livmarli depends, in part, on our ability to contract with third parties to successfully manufacture drug substance components and the finished drug product in accordance with regulatory requirements and in sufficient quantities for commercialization. We are also reliant on third parties for the manufacture of packaging, labeling and oral dosing dispensers. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize Livmarli.

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

In the event of any of the foregoing or in the event such third parties fail to meet our needs, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require review and approval by the FDA and foreign regulatory authorities. Any need to find and qualify new suppliers or manufacturers could delay production of Livmarli indefinitely, adversely impact our ability to market Livmarli and adversely affect our business. Replacements may not be available to us on a timely basis, on acceptable terms or at all. Additionally, we and our manufacturers do not currently maintain significant inventory of drug substances and other materials. In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could, impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for Livmarli. Further, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, component shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize Livmarli would be jeopardized. Any interruption in the supply of a drug substance or other material or in the manufacture of Livmarli could have a material adverse effect on our business, financial condition, operating results and prospects. The FDA has granted Livmarli concurrent release of process performance qualification batches, which is often granted for orphan drugs.

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

We are also subject to FDA post-marketing requirements including the conduct and submission of non-clinical, clinical and registry studies.

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

Our customers are concentrated and therefore the loss of a significant customer may harm our business. In addition, the actions of our customers could affect our ability to market and sell Livmarli profitably. Fluctuations in buying or distribution patterns by such customers could adversely affect the collectability of our accounts receivable, revenue, financial condition, or results of operations.

We rely on a specialty pharmacy and a single distributor for all of our sales of Livmarli. Our revenue, financial condition or results of operations may be affected by fluctuations in buying or distribution patterns of these customers. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors, including the effects of the COVID-19 pandemic. In addition, the COVID-19 pandemic may increase the proportion of uninsured patients in the United States, which may increase utilization of our patient assistance or free drug program.

Further, if any of these customers becomes subject to bankruptcy, is unable to pay us for our product or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, such transition may result in a decline in our revenue, results of operations and cash flows. The failure of any of these customers could adversely affect the collectability of our accounts receivable, our revenue, financial condition or results of operations.

Risks Related to Our Business and Industry

We have a very limited operating history, and we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We were incorporated in May 2018 and commenced operations in November 2018, and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on acquiring and in-licensing Livmarli and volixibat, organizing and staffing our company, business planning, raising capital, advancing Livmarli and volixibat through clinical development, preparing for commercialization of Livmarli and volixibat and subsequently, commercializing Livmarli. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only one product approved for commercial sale, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception in May 2018. For the six months ended June 30, 2022 and 2021, we reported a net loss of $63.5 million and $94.4 million, respectively. As of June 30, 2022, we had an accumulated deficit of $320.7 million.

We expect to continue to incur significant net losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates and as we continue commercializing Livmarli in the United States and prepare for commercialization in Western Europe, if approved. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

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

Our business has been and could continue to be adversely affected by the global COVID-19 pandemic. In response to COVID-19, we have implemented and continue to enhance safety measures in all our facilities, including establishing clear and regular COVID-19 policies, safety protocols and updates to all employees. The effects of the COVID-19 pandemic and our safety policies may negatively impact productivity, disrupt our business, delay our clinical programs and timelines and hinder our commercialization efforts, the magnitude of which will depend, in part, on the length and severity of any restrictions and limitations on our ability to conduct our business in the ordinary course. As public health directives surrounding the pandemic have relaxed, our offices have reopened and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our strategy, operational, talent recruiting and retention, and workplace culture. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and may need to make further adjustments in the future. For example, in our ongoing clinical trials, we have adopted new protocols to allow for flexibility surrounding patient visits, including to have drugs shipped to patients and for patients to virtually check-in as opposed to attending standard hospital visits. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the progress and completion of our clinical trials and the findings from our clinical trials. In addition, we may encounter delays in shipping of our study drug and other clinical trial materials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at our CROs or third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting clinical supply demand for our product candidates or otherwise advancing development of our product candidates may become impaired.

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

COVID-19 and actions taken to reduce its spread continue to evolve. The extent to which COVID-19 may impede the development and commercialization of our product candidates, affect our ability to market and sell Livmarli, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, including, without limitation, the effectiveness of government policies, vaccine mandates, vaccine shortages and administration rates, the emergence of new strains or variants of the virus, and other factors that are not foreseeable. Such developments are highly uncertain and cannot be predicted with confidence and any of the foregoing could adversely affect our business, financial condition and results of operations.

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

Our business and future success depends, in part, on our ability to obtain regulatory approval for, and then successfully commercialize our product candidates. Our product candidates will require clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Further, we are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals for our product candidates.

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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. We believe that the results from a single Phase 3 clinical trial, if successful, would be sufficient to support an NDA supplement seeking approval for Livmarli for the treatment of pruritus associated with PFIC; however, the FDA may not agree to this approach. Even if we believe the results from our Phase 3 clinical trials are positive, the FDA may require us to conduct additional Phase 3 trials before we are able to submit an application for approval.

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

Further, each indication for which we are evaluating Livmarli and volixibat is a rare cholestatic liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of Livmarli and volixibat. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. In addition, we are conducting clinical trials in countries that have not yet had Livmarli or volixibat trials conducted and we have not yet worked with such foreign regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with Livmarli or volixibat. Additionally, other pharmaceutical companies targeting these same cholestatic liver diseases are recruiting clinical trial patients from these patient populations, and have expanded access programs available, which may delay or make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays. As a result, we may need to delay the completion of such trials beyond our expected timelines or abandon one or more clinical trials altogether.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, volixibat has been evaluated primarily for the treatment of non-alcoholic steatohepatitis and has not been evaluated in ICP, PSC or PBC, and our clinical development strategy is predicated on observations of IBAT inhibition in cholestatic settings. Similarly, Livmarli has not yet been evaluated in BA or in subjects under one year of age. As such, our hypothesis of efficacy in these diseases will be evaluated in these target patient populations and may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. For example, in the Phase 2 INDIGO clinical trial evaluating Livmarli in PFIC1 and PFIC2 patients, the primary efficacy analysis of sBA change from baseline to week 13 did not reach statistical significance for the overall group; however, a 48-week analysis of the clinical trial demonstrated a profound treatment response in a subset of patients with nt-PFIC2. In addition, we do not have experience in conducting placebo-controlled studies for PFIC, and we are studying higher doses of Livmarli than we previously have administered in this setting, in our Phase 3 MARCH clinical trial in PFIC. Furthermore, the Phase 3 MARCH clinical trial in PFIC has enrolled additional genetic sub-types of PFIC patients that may experience different results that those seen in Phase 2 trials. As a result, we may face significant setbacks as we conduct our placebo-controlled Phase 3 clinical trial in PFIC, which may delay or prevent regulatory approval of Livmarli for this indication. Further, as a result of the COVID-19 pandemic, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow clinical trial protocols, or if our clinical trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an IND application or similar regulatory filing. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by CROs, and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

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
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•
the impact of the COVID-19 pandemic on our ongoing and planned clinical trials.

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

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Prior to obtaining approval to commercialize a product candidate in the United States or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. For example, we have also submitted an MAA for the treatment of cholestasis in patients with ALGS to the EMA and expect potential approval in the fourth quarter of 2022. The MAA is comprised of the long-term ICONIC clinical trial in patients with ALGS, which showed a significant improvement on pruritus (p<0.0001) and improvement on other markers of cholestatic liver disease. The ICONIC data is supported by a new analysis, which includes an aggregated cohort of Livmarli-treated patients with ALGS (n=84) compared to a natural history control cohort, demonstrating a statistically significant improvement in six-year event-free survival (p<0.0001), with events defined as biliary diversion surgery, liver transplant, hepatic decompensation (ascites requiring therapy or variceal bleeding) or death. The EMA may not agree with our interpretation of this data and we may ultimately not achieve approval of Livmarli based on this submission.

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

If the size of the market opportunities in each of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of Livmarli on treatments for rare pediatric cholestatic liver diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting with Livmarli, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare pediatric cholestatic liver diseases. We are focusing our clinical development of volixibat as a treatment for ICP, PSC and PBC, diseases with relatively small patient populations. In addition, our estimates of the patient populations for our target indications, including ALGS, have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, while we are evaluating Livmarli in patients with different types of PFIC in our Phase 3 MARCH clinical trial in PFIC, in prior studies of Livmarli, the Phase 2 INDIGO clinical trial in particular, all of the multi-parameter responders were in the nt-PFIC2 subpopulation. Further, the primary endpoint in our Phase 3 MARCH clinical trial in PFIC is designed to evaluate Livmarli’s effect on pruritus associated with nt-PFIC2. As such, even if our Phase 3 MARCH clinical trial in PFIC shows positive results in other PFIC subgroups, the design of our clinical trial may limit the ability of an NDA supplement to be approved beyond the nt-PFIC2 population, if at all. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In the United States, Livmarli’s FDA-approved indication is for the treatment of cholestatic pruritus in patients with ALGS one year of age and older. The actual number of ALGS patients one year of age and older with active cholestatic pruritus is difficult to estimate and may turn out to be lower than expected. Further, even if we obtain significant market share for our product candidates, if approved, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Lastly, the potentially addressable patient population for PFIC and ALGS, or any of our potential indications, may even be further reduced as gene therapy products become more widely accepted and approved.

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

We have submitted an MAA to the EMA for approval of Livmarli for the treatment of cholestasis in patients with ALGS in the EU. As with the FDA, obtaining approval of an MAA from the European Commission, on the basis of a recommendation from the Committee for Medicinal Products for Human Use of the EMA, is a similarly lengthy and expensive process and the EMA has its own procedures for recommending such approval for product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any of our product candidates will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or result in significant negative consequences following marketing approval, if any.

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events (“AEs”) associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, we have observed increases in alanine aminotransferase (“ALT”), levels in certain patients being treated with Livmarli with ALGS. Furthermore, the safety profile in patients under one year of age is unknown and may be different than that observed in previous clinical trials. Results of our trials could reveal a high and unacceptable severity and frequency of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In clinical trials of Livmarli, the most commonly reported AEs were diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Additionally, AEs reported in greater than 5% of patients included fat-soluble vitamin deficiency, nausea, liver transaminase increases, gastrointestinal bleeding and bone fracture. The frequency of observed AEs has not increased over time. In Phase 1 clinical trials of volixibat, the most common AEs reported were mild to moderate GI events observed in the volixibat groups.

In addition, we maintain an expanded access program for Livmarli. Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for SAEs, including those which may be unrelated to Livmarli, in this patient population is high and could have a negative impact on the safety profile of Livmarli, which could cause significant delays or impair our ability to obtain regulatory approval for Livmarli outside of the United States.

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

We may pursue approval in the United States or Europe using accelerated approval, exceptional circumstances or conditional approval pathways, which typically require commitments to complete additional clinical trials. The additional clinical trials may not confirm the treatment effect, which may result in the loss of marketing authorization under accelerated approval, exceptional circumstances or conditional approval.

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

If any of our product candidates are approved but fail to achieve market acceptance among physicians, patients or others in the medical community, we will not be able to generate significant revenue, which would have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, even if any of our product candidates gain acceptance, the markets for the treatment of patients with our target indications for Livmarli may not be as significant as we estimate.

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

At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the previous administration announced several executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing the previous administration’s Most Favored Nation (“MFN”) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.

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
•
economic weakness, including inflation, or political instability in particular foreign economies and markets, including as a result of the Russia-Ukraine conflict and rising interest rates;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling internationally;
•
foreign taxes, including withholding of payroll taxes;

•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
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

Outside of surgery and Livmarli, there are no other approved therapies for use in patients one year of age and older with ALGS in the United States. Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors are used off label to treat ALGS patients suffering from cholestatic pruritus. Despite the lack of FDA approval for such indication, these older, generic agents are perceived as the standard of care for treating ALGS patients suffering from cholestatic pruritus.

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

We may not generate the expected benefits of our acquisition of Satiogen and it could increase our expenses.

We entered into an Agreement and Plan of Merger in May 2022 to acquire all the outstanding equity interests of Satiogen Pharmaceuticals, Inc. (“Satiogen”) with the expectation that the acquisition will result in various benefits, including consolidating the economics of our commercial and pipeline programs. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether we can integrate the assets acquired.

Failure to achieve these anticipated benefits could result in increased expenses and could adversely affect our business, financial condition, operating results and prospects.

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

We conduct many of our operations at our facility in Foster City, California. This region serves as the headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.”

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock awards that vest over time. The value to employees of stock awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. In addition, in response to competition, rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have offer letters with our key employees, these offer letters provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

As of June 30, 2022, we had 171 full time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

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

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the Telephone Consumer Protection Act (“TCPA”) imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Class action suits are the most common method for private enforcement.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR the UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, and violators of these laws face significant penalties.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that is processed subject to the GDPR or other relevant regulation that originates in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. Additionally, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. To comply with the EU GDPR’s restrictions on transfer of personal data out of Europe to such jurisdictions, we typically rely on the Standard Contractual Clauses (“SCCs”) for personal data transfers approved by the European Commission that are designed to be a mechanism to facilitate personal data transfers out of the EEA to these jurisdictions in compliance with the EU GDPR. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. The SCCs, as well as the UK-specific international data transfer tools mentioned below, impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional contractual, technical and/or organizational measures are necessary to protect the at-issue personal data. In addition to the European Union’s SCCs, the UK government has recently issued certain separate and UK‑specific international data transfer tools, which take the place of, or are needed to supplement, the European Union’s SCCs, in relation to transfers made subject to the UK GDPR to recipients in countries outside of the UK that the UK government does not consider to provide an adequate level of data protection – implementing these new tools may require significant resources and result in significant cost to implement and manage. If we are unable to implement a valid solution for personal data transfers from Europe, we will face increased exposure to regulatory actions, substantial fines and injunctions against transferring personal data from Europe. Inability to export personal data from Europe may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies in Europe; limit our ability to receive personal data from our European subsidiaries, limit our subsidiaries’ ability to transfer personal data outside of Europe, and generally limit our ability to operate the business of our subsidiaries as a seamlessly integrated part of our wider operations; and/or require us to increase our processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Other countries outside of Europe (e.g. Russia, China, Brazil) have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Failure to comply with the requirements of the EU GDPR and UK GDPR and the applicable national data protection laws of the EEA Member States/the UK may result in fines of up to €20,000,000 / £17,500,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent authorities in respect of potential and suspected violations of the EU GDPR and UK GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by non-compliant actors. The EU GDPR also provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests. Implementing mechanisms to endeavor to ensure compliance with the EU GDPR and UK GDPR and relevant local legislation in EEA Member States and the UK may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations, and prospects. In addition to the foregoing, an actual or perceived breach of the EU GDPR, UK GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action-type litigation.

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

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU, there are additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing COVID-19 pandemic, component shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of Livmarli. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have operations, as well as current and potential new suppliers and manufacturers, throughout Europe. If economic conditions in Europe and other key markets for our business remain uncertain or deteriorate further, including as a result of the COVID-19 pandemic or otherwise, we could experience adverse effects on our business, financial condition or results of operations.

Risks Related to Our Reliance on Third Parties

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We entered into an assignment and license agreement with Shire pursuant to which we were assigned exclusive global rights to license intellectual property and know-how related to Livmarli and volixibat, rights to license know-how related to Livmarli from Pfizer and certain patents and know-how related to Livmarli and volixibat from Satiogen, which we subsequently acquired in May 2022. We have in-licensed certain patents and know-how related to volixibat from Shire and Sanofi. We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize our product candidates.

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

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and non-clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could, impact personnel at our CROs, which could disrupt our clinical timelines, which could have a material adverse impact on our business, prospects, financial condition and results of operations.

We rely completely on third parties to manufacture our preclinical, clinical and commercial drug supplies, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

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

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of Livmarli or volixibat or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of our product candidates may occur in the future. In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could, impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Further, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development and seek regulatory approval of our product candidates. We will require significant additional amounts in order to continue our marketing and sales efforts for Livmarli, prepare for commercialization for our product candidates, and, if approved, to launch and commercialize our product candidates.

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

Additional funding may not be available on acceptable terms, or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as adverse geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine and Russia and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of Livmarli or volixibat or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Presently we have intellectual property rights, through licenses from third parties including Shire, Pfizer, our now wholly owned subsidiary, Satiogen and Sanofi, related to Livmarli and our product candidates. For example, we have our license agreements with Shire and Satiogen for both Livmarli and volixibat. We have our license agreement with Shire, Satiogen and Pfizer for our intellectual property rights covering Livmarli. Further, we have our license agreement with Sanofi for our intellectual property rights covering volixibat. Because our programs may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, Livmarli or our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for Livmarli or our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on July 18, 2019 and to August 3, 2022 has ranged from a low of $6.84 to a high of $27.50. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:

•
the degree of physician and patient adoption of Livmarli and use of Livmarli necessary for commercial success;
•
our failure to grow and maintain our own sales force to market Livmarli;
•
our ability to market and sell Livmarli where approved;
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
•
our ability to in-license, acquire, develop and market additional product candidates or approved products;
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
•
general political, health and economic conditions, including the COVID-19 pandemic, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets; and
•
other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2022, there were 32,689,255 shares of our common stock outstanding, excluding 55,668 shares subject to repurchase, as described in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the Shelf Registration. For example, in August 2020, we entered into the Sales Agreement with SVB Securities, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. The remaining capacity under the Sales Agreement is approximately $46.3 million as of June 30, 2022. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

In the course of our business, we, or the third parties upon which we rely, may process proprietary, confidential and sensitive information, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period. We have taken advantage of this new legislation, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2022, we completed the merger and acquisition of Satiogen for total consideration of approximately $24.2 million, which consisted of, in part, (i) 609,305 shares of our common stock issued upon the closing of the acquisition as part of the upfront consideration, (ii) an additional 32,494 shares of our common stock that would have been issued upon the closing of the acquisition except the parties agreed to such shares being held back by us for 12 months from the acquisition date to satisfy certain purchase price adjustments and indemnification obligations that may arise during this period and (iii) an additional 199,993 shares of our common stock to be issued contingent upon the achievement of a certain milestone by June 30, 2025. We issued, or will issue as and when issuable in accordance with the definitive acquisition agreement, portions of the total consideration constituting shares of our common stock to the stockholders of Satiogen in existence immediately prior to the consummation of the acquisition (the “Satiogen Stockholders”), with such Satiogen Stockholders described in detail in the section entitled “Selling Stockholders” in our Registration Statement on Form S-3 filed on May 25, 2022 and declared effective by the SEC on June 9, 2022. As partial consideration for the right to receive our shares and the other acquisition consideration in accordance with the definitive acquisition agreement, the Satiogen Stockholders agreed to (i) the cessation of their respective shares of capital stock in Satiogen being issued and outstanding and (ii) the cancellation of their respective options to purchase shares of common stock of Satiogen. As a result of such agreements and the consummation of the acquisition, Satiogen became our wholly owned subsidiary. The acquisition consideration constituting shares of our common stock were issued, and, as and when issuable in accordance with the definitive acquisition agreement, will be issued, pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. We relied on the foregoing exemption from registration based in part on the representations made by each of the Satiogen Stockholders, including representations with respect to their respective status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act, and their respective investment intent.

Except for limited circumstances set forth in the RIPA, the RIPA limits our ability to declare or pay dividends or make other distributions, directly or indirectly, without the consent of the Purchasers' agent.

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

Mirum Pharmaceuticals, Inc.

Date: August 4, 2022	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: August 4, 2022	By:	/s/ Ian Clements, Ph.D.
Ian Clements, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)