Form 10-Q
period 2022-09-30
Mirum Pharmaceuticals, Inc.
filed 2022-11-09
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022 the registrant had 36,870,380 shares of common stock, $0.0001 par value per share, outstanding.

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

•
LIVMARLI® (maralixibat) oral solution (“Livmarli”) is our only approved product and the success of our business depends, in part, on our ability to market and sell Livmarli profitably.
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$35,759	$31,340
Short-term investments	149,588	125,201
Accounts receivable	16,337	3,267
Inventory	6,943	1,513
Prepaid expenses and other current assets	6,929	5,271
Total current assets	215,556	166,592
Restricted cash equivalents	100,000	100,000
Long-term investments	—	4,983
Property and equipment, net	795	981
Operating lease right-of-use assets	1,254	1,569
Intangible assets, net	45,032	18,740
Other assets	1,710	1,786
Total assets	$364,347	$294,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,548	$9,166
Accrued expenses	38,311	30,723
Operating lease liabilities	775	711
Derivative liability	1,764	1,996
Total current liabilities	51,398	42,596
Revenue interest liability, net	138,017	129,923
Operating lease liabilities, noncurrent	1,311	1,903
Other liabilities	4,324	17
Total liabilities	195,050	174,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 36,836,024 shares issued and 36,813,754 shares outstanding, excluding 22,270 shares subject to repurchase as of September 30, 2022; and 30,705,060 shares issued and 30,582,596 shares outstanding, excluding 122,464 shares subject to repurchase as of December 31, 2021	4	3
Additional paid-in capital	526,099	377,403
Accumulated deficit	(356,393)	(257,159)
Accumulated other comprehensive loss	(413)	(35)
Total stockholders’ equity	169,297	120,212
Total liabilities and stockholders’ equity	$364,347	$294,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product sales, net	$18,780	$—	$47,156	$—
License revenue	—	5,000	2,000	16,000
Total revenue	18,780	5,000	49,156	16,000
Operating expenses:
Cost of sales	2,932	—	7,880	—
Research and development	26,217	30,471	75,737	103,653
Selling, general and administrative	22,513	17,353	62,598	40,185
Total operating expenses	51,662	47,824	146,215	143,838
Loss from operations	(32,882)	(42,824)	(97,059)	(127,838)
Other income (expense):
Interest income	1,352	72	1,714	301
Interest expense	(3,971)	(5,667)	(11,620)	(13,824)
Change in fair value of derivative liability	—	1,355	232	417
Other (expense) income, net	(192)	(35)	953	(565)
Net loss before income taxes	(35,693)	(47,099)	(105,780)	(141,509)
Provision (benefit) for income taxes	13	9	(6,546)	25
Net loss	$(35,706)	$(47,108)	$(99,234)	$(141,534)
Net loss per share, basic and diluted	$(1.02)	$(1.55)	$(3.03)	$(4.68)
Weighted-average shares of common stock outstanding, basic	34,927,790	30,367,727	32,809,365	30,250,127
Weighted-average shares of common stock outstanding, diluted	34,927,790	30,367,727	32,825,314	30,250,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(35,706)	$(47,108)	$(99,234)	$(141,534)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale investments	(191)	7	(305)	(83)
Cumulative translation adjustments	(20)	—	(73)	(6)
Comprehensive loss	$(35,917)	$(47,101)	$(99,612)	$(141,623)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	30,582,596	$3	$377,403	$(257,159)	$(35)	$120,212
Issuance of common stock in connection with equity award plans	100,951	—	1,477	—	—	1,477
Issuance of common stock in at-the-market offerings, net of issuance costs of $601	995,897	—	17,384	—	—	17,384
Restricted common stock vested in the period	33,398	—	—	—	—	—
Stock-based compensation	—	—	6,561	—	—	6,561
Net loss	—	—	—	(36,606)	—	(36,606)
Other comprehensive loss	—	—	—	—	(96)	(96)
Balance as of March 31, 2022	31,712,842	$3	$402,825	$(293,765)	$(131)	$108,932
Issuance of common stock in connection with asset acquisition	609,305	—	15,585	—	—	15,585
Issuance of common stock in connection with equity award plans	92,593	—	1,408	—	—	1,408
Issuance of common stock in at-the-market offerings, net of issuance costs of $184	165,018	—	3,905	—	—	3,905
Restricted common stock vested in the period	33,398	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	76,099	—	1,032	—	—	1,032
Stock-based compensation	—	—	6,818	—	—	6,818
Net loss	—	—	—	(26,922)	—	(26,922)
Other comprehensive loss	—	—	—	—	(71)	(71)
Balance as of June 30, 2022	32,689,255	$3	$431,573	$(320,687)	$(202)	$110,687
Issuance of common stock in connection with equity award plans	91,101	—	1,378	—	—	1,378
Issuance of common stock in public offerings, net of issuance costs of $5,922	4,000,000	1	86,077	—	—	86,078
Restricted common stock vested in the period	33,398	—	—	—	—	—
Stock-based compensation	—	—	7,071	—	—	7,071
Net loss	—	—	—	(35,706)	—	(35,706)
Other comprehensive loss	—	—	—	—	(211)	(211)
Balance as of September 30, 2022	36,813,754	$4	$526,099	$(356,393)	$(413)	$169,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	29,776,544	$3	$345,180	$(173,171)	$83	$172,095
Issuance of common stock in connection with common stock option exercises	12,535	—	80	—	—	80
Issuance of common stock in public offerings, net of issuance costs of $476	375,654	—	7,038	—	—	7,038
Restricted common stock vested in the period	33,396	—	—	—	—	—
Stock-based compensation	—	—	5,285	—	—	5,285
Net loss	—	—	—	(50,532)	—	(50,532)
Other comprehensive loss	—	—	—	—	(83)	(83)
Balance as of March 31, 2021	30,198,129	$3	$357,583	$(223,703)	$—	$133,883
Issuance of common stock in connection with common stock option exercises	41,668	—	295	—	—	295
Restricted common stock vested in the period	33,400	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	43,976	—	643	—	—	643
Stock-based compensation	—	—	4,823	—	—	4,823
Net loss	—	—	—	(43,894)	—	(43,894)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance as of June 30, 2021	30,317,173	$3	$363,344	$(267,597)	$(13)	$95,737
Issuance of common stock in connection with common stock option exercises	55,734	—	345	—	—	345
Restricted common stock vested in the period	33,396	—	—	—	—	—
Stock-based compensation	—	—	7,415	—	—	7,415
Net loss	—	—	—	(47,108)	—	(47,108)
Other comprehensive loss	—	—	—	—	7	7
Balance as of September 30, 2021	30,406,303	$3	$371,104	$(314,705)	$(6)	$56,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(99,234)	$(141,534)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	20,111	17,523
Depreciation and amortization	2,037	253
Amortization of operating lease right-of-use assets	315	285
Net accretion of discounts on investments	(686)	(80)
Non-cash interest expense related to revenue interest liability	11,620	13,824
Change in fair value of derivative liability	(232)	(417)
Change in fair value of contingent liabilities associated with acquisition	(1,125)	—
Deferred income taxes associated with an acquisition	(6,580)	—
Change in operating assets and liabilities:
Accounts receivable	(13,070)	—
Prepaid expenses and other current assets	(1,658)	(2,241)
Inventory	(4,046)	—
Other assets	(434)	(374)
Accounts payable, accrued expenses and other liabilities	7,644	13,635
Operating lease liabilities	(528)	(485)
Net cash used in operating activities	(85,866)	(99,611)
Investing activities
Purchase of investments	(132,322)	(179,055)
Proceeds from maturities of investments	113,300	117,600
Proceeds from paydown of investments	—	2,000
Purchase of property and equipment	(36)	(21)
Net cash used in investing activities	(19,058)	(59,476)
Financing activities
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	21,289	—
Proceeds from issuance of common stock in public offerings, net of issuance costs	86,358	6,914
Proceeds from issuance of common stock pursuant to equity award plans	5,295	1,363
Proceeds from revenue interest liability, net of issuance costs	—	64,574
Payments on revenue interest liability	(3,526)	—
Net cash provided by financing activities	109,416	72,851
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(73)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	4,419	(86,242)
Cash, cash equivalents and restricted cash equivalents at beginning of period	131,340	142,086
Cash, cash equivalents and restricted cash equivalents at end of period	$135,759	$55,844

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$661	$645
Non-cash operating, investing and financing activities:
Inventory purchases included in accrued liabilities	$1,045	$—
Stock-based compensation capitalized to inventory	$339	$—
Transaction costs from public offering included in accrued liabilities	$281	$—
Issuance of common stock in exchange for acquired intangible assets	$15,585	$—
Indemnification Holdback liability for common stock issuance in exchange for acquired intangible assets	$831	$—
Contingent milestone liability for common stock issuance for acquired intangible assets	$4,600	$—
Deferred tax liability incurred from acquired intangible	$6,580	$—
Accrued milestone payments classified as intangible assets, net	$—	$19,000

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

The Company received U.S. Food and Drug Administration (“FDA”) approval for LIVMARLI® (maralixibat) oral solution (“Livmarli”), the first and only FDA-approved medication for the treatment of cholestatic pruritus in patients with Alagille syndrome ("ALGS") one year of age and older, on September 29, 2021. On October 13, 2022, the Company received notification that the European Committee for Medicinal Products for Human Use ("CHMP") had adopted a positive opinion of Livmarli for the treatment of cholestatic pruritus in patients with Alagille syndrome two months of age and older. The CHMP positive opinion is the scientific recommendation to the European Commission for grant of marketing authorization in Europe.

The Company’s development pipeline consists of two clinical-stage product candidates, Livmarli and volixibat. The Company commenced significant operations in November 2018.

The Company views its operations and manages its business as one operating segment.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of September 30, 2022, the Company had an accumulated deficit of $356.4 million and cash, cash equivalents, restricted cash equivalents and investments of $285.3 million. The Company believes that its cash, unrestricted cash equivalents and investments of $185.3 million as of September 30, 2022, provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, except as discussed below.

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

Restricted cash equivalents consist of deposits placed in a segregated bank account as required under the terms of the Company’s Revenue Interest Purchase Agreement (“RIPA”), as amended September 2021, with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers in connection with the sale of a Rare Pediatric Disease Priority Review Voucher in December 2021.

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Cash and cash equivalents	$35,759	$31,340
Restricted cash equivalents	100,000	100,000
Total cash, cash equivalents, and restricted cash equivalents	$135,759	$131,340

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

The following table provides detail of the carrying amount of the Company's intangible assets (in thousands):

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible asset - commercial milestone payments	$19,000	$(1,038)	$17,962
Intangible assets - Satiogen acquisition	28,107	(1,037)	27,070
Total intangible assets	$47,107	$(2,075)	$45,032

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible asset - commercial milestone payments	$19,000	$(260)	$18,740
Total intangible assets	$19,000	$(260)	$18,740

Amortization expense was $1.0 million and $1.8 million for the three and nine months ended September 30, 2022 and was included in cost of sales on our accompanying unaudited condensed consolidated statements of operations. There was no expense recorded for the three and nine months ended September 30, 2021.

The following table summarizes the estimated future amortization expense associated with our intangible assets as of September 30, 2022 (in thousands):

Amount
2022 (remaining three months)	$1,042
2023	4,165
2024	4,165
2025	4,165
2026	4,165
Thereafter	27,330
$45,032

Product Sales, Net

The Company recognizes product sales, net when the customer obtains control of our product, which occurs at a point in time, typically upon delivery of the Company's product to the customer.

Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for discounts, government rebates, co-pay assistance, returns and other allowances that are offered within contracts with a customer relating to the sale of Livmarli. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Overall, these estimates reflect the Company's best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are reviewed and updated quarterly as additional information becomes known. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. Significant categories of sales discounts and allowances are as follows:

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

The following table sets for the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Numerator:
Net loss, basic	$(35,706)	$(99,234)
Add: Change in fair value of Holdback Indemnification liability	—	149
Net loss, diluted	$(35,706)	$(99,383)

Denominator:
Weighted-average shares of common stock outstanding, basic	34,927,790	32,809,365
Effect of dilutive securities:
Weighted-average Holdback Indemnification shares issuable	—	15,949
Weighted-average shares of common stock outstanding, diluted	34,927,790	32,825,314

Net loss per share, basic	$(1.02)	$(3.03)
Net loss per share, diluted	$(1.02)	$(3.03)

Basic and diluted net loss per share were the same for the three and nine months ended September 30, 2022. The 32,494 Holdback Indemnification shares were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2022 because they were anti-dilutive.

In addition to the equity instruments included above, the following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,	As of December 31,
	2022	2021
Options to purchase common stock and restricted stock units	8,910,376	6,940,566
Common stock subject to repurchase	22,270	122,464
Employee stock purchase plan contingently issuable	46,760	23,116
Shares issuable as contingent consideration as part of asset acquisition	199,993	—
Total	9,179,399	7,086,146

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
3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$131,057	$—	$—	$131,057
U.S. treasury bills	4,933	—	—	4,933
Commercial paper	—	85,698	—	85,698
U.S. government bonds	—	58,958	—	58,958
Total financial assets	$135,990	$144,656	$—	$280,646
Financial liabilities:
Derivative liability	—	—	1,764	1,764
Indemnification holdback	—	—	682	682
Contingent milestone liability			3,624	3,624
Total financial liabilities	$—	$—	$6,070	$6,070

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$128,420	$—	$—	$128,420
Commercial paper	—	115,221	—	115,221
U.S. government bonds	—	14,963	—	14,963
Total financial assets	$128,420	$130,184	$—	$258,604
Financial liabilities:
Derivative liability	—	—	1,996	1,996
Total financial liabilities	$—	$—	$1,996	$1,996

The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 approximate their related fair values due to the short-term maturities of these instruments. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The carrying amount of the revenue interest liability as of September 30, 2022 and December 31, 2021 approximates its fair value and is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the RIPA. The derivative liability, Indemnification Holdback liability and Contingent Milestone liability (each as defined below) are each considered a Level 3 input based on the three-level hierarchy.

Derivative Liability

The debt pursuant to the RIPA (refer to Note 6 "Revenue Interest Purchase Agreement" for further information) contains embedded derivatives requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at September 30, 2022 and December 31, 2021. The estimated probability and timing of underlying events triggering the exercisability of the put options contained within the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of September 30, 2022 and December 31, 2021, the discount rate used for valuation of the derivative liability was 15.7%.

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability, classified as Level 3 in the fair value hierarchy (in thousands):

Balance at December 31, 2021	$1,996
Change in fair value	—
Balance at March 31, 2022	1,996
Change in fair value	(232)
Balance at June 30, 2022	1,764
Change in fair value	—
Balance at September 30, 2022	$1,764

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

The following table provides a summary of the changes in the estimated fair value classified as Level 3 in the fair value hierarchy (in thousands):

	Indemnification Holdback Liability	Contingent Milestone Liability
Balance at December 31, 2021	$—	$—
Change in fair value	—	—
Balance at March 31, 2022	—	—
Initial recognition	831	4,600
Change in fair value	(199)	(1,100)
Balance at June 30, 2022	632	3,500
Change in fair value	50	124
Balance at September 30, 2022	$682	$3,624

The Indemnification Holdback and Contingent Milestone liabilities are included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2022.

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$131,057	$—	$—	$131,057
U.S. treasury bills	4,941		(8)	4,933
Commercial paper	85,698	—	—	85,698
U.S. government bonds	59,291	—	(333)	58,958
Total cash equivalents and investments	$280,987	$—	$(341)	$280,646
Classified as:
Cash equivalents				$31,058
Cash equivalents - restricted				100,000
Short-term investments				149,588
Total cash equivalents, restricted cash equivalents and investments				$280,646

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$128,420	$—	$—	$128,420
Commercial paper	115,221	—	—	115,221
U.S. government bonds	14,999	—	(36)	14,963
Total cash equivalents and investments	$258,640	$—	$(36)	$258,604
Classified as:
Cash equivalents				$28,420
Cash equivalents - restricted				100,000
Short-term investments				125,201
Long-term investments				4,983
Total cash equivalents, restricted cash equivalents and investments				$258,604

As of September 30, 2022, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$149,588
One to two years	—
Total	$149,588

During the three and nine months ended September 30, 2022 and 2021, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any other-than-temporary impairment losses on these securities.

5. Balance Sheet Components

Inventory

The following is a summary of the Company’s inventory by category (in thousands):

	September 30,	December 31,
	2022	2021
Raw material	$—	$856
Work in progress	6,764	570
Finished goods	179	87
Total inventory	$6,943	$1,513

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued clinical trials	$9,839	$6,732
Accrued professional service fees	5,776	2,458
Accrued contract manufacturing and non-clinical costs	5,722	4,635
Accrued compensation and related benefits	10,158	9,988
Accrued rebates payable	5,171	265
Accrued royalties payable	1,645	345
Accrued collaboration funding	—	6,300
Total accrued expenses	$38,311	$30,723

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

As of September 30, 2022 and December 31, 2021, $138.0 million and $129.9 million, respectively, was recorded as a revenue interest liability on the accompanying unaudited condensed consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluates the interest rate quarterly based on its current product sales, net forecasts utilizing the prospective method. A significant increase or decrease in product sales, net will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded interest expense related to this arrangement of $4.0 million and $5.7 million for the three months ended September 30, 2022 and 2021, respectively, and $11.6 million and $13.8 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company incurred $0.9 million of issuance costs in connection with the RIPA, which are amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s product sales, net reduce the revenue interest liability.

The following table summarizes the revenue interest liability activity during the three and nine months ended September 30, 2022 (in thousands):

Revenue interest liability at December 31, 2021	$129,923
Interest expense recognized	3,774
Revenue interest payments	(757)
Revenue interest liability at March 31, 2022	$132,940
Interest expense recognized	3,875
Revenue interest payments	(1,099)
Revenue interest liability at June 30, 2022	$135,716
Interest expense recognized	3,971
Revenue interest payments	(1,670)
Revenue interest liability at September 30, 2022	$138,017

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

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. There were no

Livmarli development or regulatory milestones achieved during the three and nine months ended September 30, 2022 compared to zero and $17.0 million for the three and nine months ended September 30, 2021, respectively. There were no volixibat development and regulatory milestones achieved during the three and nine months ended September 30, 2022 compared to zero and $2.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, no milestones had been accrued as there were no potential milestones yet considered probable.

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

In May 2022, the Company completed the merger and acquisition of Satiogen for total consideration of approximately $24.2 million. At acquisition, Satiogen’s assets consisted of cash and intangible assets related to developed technology. The purchase consideration consisted of 609,305 shares of the Company's common stock issued upon the closing of the acquisition and cash consideration of $2.6 million, excluding $0.2 million of stock option exercise prices deemed to have been paid immediately prior to the acquisition, in respect of an equivalent amount of cash on the books of Satiogen, with up to an additional 32,494 shares of common stock that would have been issued upon the closing of the acquisition except the parties agreed to such shares being held back by the Company for 12 months from the acquisition date to satisfy certain purchase price adjustments and indemnification obligations that may arise during this period. Specifically, purchase price adjustments and indemnification obligations that arise will reduce the number of shares issuable by the Company at settlement in accordance with the terms of the definitive acquisition agreement. The purchase consideration also included issuance of up to an additional 199,993 shares of the Company's common stock, contingent upon the achievement of a certain milestone by June 30, 2025, subject to adjustment to satisfy certain purchase price adjustments and indemnification obligations that may arise. If the achievement of a certain milestone is not met on or prior to June 30, 2025 in accordance with the terms of the definitive acquisition agreement, then no shares of common stock will be issued. As of September 30, 2022, the milestone had not been met. Through the transaction, the Company obtained all Satiogen licensing payments and Satiogen-owned intellectual property relating to Livmarli and volixibat. The transaction resulted in a reduction of total licensing royalty obligations for Livmarli and volixibat.

The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business and substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, namely, the Satiogen intangible assets comprised of intellectual property. The Company evaluated that the intellectual property assets acquired were deemed to be commercially viable and the cost of the acquisition was recorded as an intangible asset in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2022.

There was no gain or loss recognized from settlement of the preexisting contractual relationship with Satiogen as the pre-existing contract was determined to be at fair value on the date of acquisition. As of September 30, 2022, there were no significant expenses incurred that were approved for settlement against the Indemnification Holdback.

As the number of shares potentially issuable upon the resolution of the Indemnification Holdback and the Contingent Milestone is variable, they were recorded as liabilities at their respective fair values on the date of acquisition using the Company's common stock price. The fair value of the Indemnification Holdback was additionally determined based on management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date, while the fair value of the Contingent Milestone was additionally determined based upon management’s estimate of the probability of the milestone being met. The fair value of the Indemnification Holdback liability and the Contingent Milestone liability are remeasured at each reporting period until settled, with resulting changes in the fair value recorded in other income (expense) in the unaudited condensed consolidated statements of operations.

The Company acquired Satiogen in a tax-free reorganization, whereby the Company did not receive a step-up in tax basis of the acquired intangible assets, resulting in a deferred tax liability of $6.6 million. The deferred tax liability provided an additional source of taxable income to support the realization of the pre-existing deferred tax assets. As a result, a portion of the Company’s valuation allowance was released and a $6.6 million tax benefit was recorded for the nine months ended September 30, 2022. No additional tax benefit associated with the acquisition of Satiogen was recorded for the three months ended September 30, 2022.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of September 30, 2022, no milestones had been accrued as there were no potential milestones considered probable.

8. Collaboration and License Agreements

License and Collaboration Agreement with CANbridge

In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license, was recorded as license revenue in the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. The Company concluded at inception of the agreement that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company will recognize any consideration related to sales-based payments when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2022, no adjustments were made to the transaction price. For the three and nine months ended September 30, 2022, the Company recorded research and development funding of $0.2 million and $0.9 million, respectively, payable by CANbridge to the Company which is reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2022, $0.2 million was recorded as a receivable which was included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets. In January 2022, CANbridge achieved a regulatory milestone, triggering a milestone payment to the Company of $2.0 million, which was recorded as license revenue on the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022.

License and Collaboration Agreement with GC Biopharma

In July 2021, the Company entered into an exclusive license and collaboration agreement with GC Biopharma. Under the terms of the agreement, GC Biopharma has obtained the exclusive right to develop and commercialize Livmarli within South Korea for ALGS, progressive familial intrahepatic cholestasis (“PFIC”), and biliary atresia (“BA”). In connection with the agreement, the Company received a $5.0 million upfront payment, which, upon satisfaction of the performance obligation and receipt by GC Biopharma of the right to use and benefit from the license, was recorded as license revenue in the accompanying unaudited condensed consolidated financial statements of operations for the three and nine months ended September 30, 2021. There was no license revenue recorded for the three and nine months ended September 30, 2022. Additionally, the Company is entitled to certain research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. At inception of the agreement, the Company concluded that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue for this contract when the uncertainty is resolved in the future. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. The Company will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2022, no adjustments were made to the transaction price.

Licensing Agreement with Takeda

In September 2021, the Company entered into an exclusive licensing agreement with Takeda Pharmaceutical Company Limited (“Takeda”) for the development and commercialization of Livmarli in Japan for ALGS, PFIC, and BA. Under the terms of the agreement, Takeda will be responsible for regulatory approval and commercialization of Livmarli in Japan. Takeda will also be responsible for development, including conducting clinical studies in cholestatic indications. The Company is responsible for commercial supply to Takeda. In exchange, the Company is eligible to receive a percentage of Takeda’s annualized net sales, which range from high double digits declining to mid double digits over the first four years from commercial launch and thereafter remains at mid double digits. The Company fully constrained all revenues upon transfer of control of the license to Takeda, which occurred when Takeda could use and benefit from the license, and will recognize any consideration related to sales-based payments when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales.

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

As of September 30, 2022, the Company recorded an aggregate ROU asset of $1.3 million and an aggregate lease liability of $2.1 million in the accompanying unaudited condensed consolidated balance sheets. The weighted-average remaining lease term is 2.4 years.

As of September 30, 2022, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Undiscounted Rent Payments
2022 (remaining three months)	$225
2023	916
2024	925
2025	229
Total undiscounted lease payments	2,295
Less: imputed interest	(209)
Total lease liability	$2,086

Rent expense was $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. Variable lease payments for operating expenses were immaterial for the three and nine months ended September 30, 2022 and 2021.

10. Stockholders’ Equity

Common Stock

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Securities LLC (“SVB Securities”) pursuant to which the Company may elect to issue and sell, from time to time, in an at the market offering, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the three months ended September 30, 2022, the Company did not issue or sell any shares of common stock pursuant to the Sales Agreement. During the nine months ended September 30, 2022, the Company issued and sold 1,160,915 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.01 per share, resulting in aggregate gross proceeds to the Company of $22.1 million. The net proceeds for the nine months ended September 30, 2022, to the Company after deducting sales commissions to SVB Securities and other issuance expenses were approximately $21.3 million. As of September 30, 2022, the Company issued and sold an aggregate of 1,466,884 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.54 per share, resulting in aggregate gross proceeds to the Company of $28.7 million. The net proceeds to the Company after deducting sales commissions to SVB Securities and other issuance expenses were approximately $27.6 million. The remaining capacity under the Sales Agreement is approximately $46.3 million as of September 30, 2022.

In December 2020, the Company completed an underwritten public offering of its common stock pursuant to the Shelf Registration. The Company sold 3,750,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $70.0 million after deducting underwriting discounts, commissions and offering expenses. In addition, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 562,500 additional shares of its common stock at the public offering price, less the underwriting discounts and commissions. In January 2021, the underwriters partially exercised their option and purchased 375,654 shares of the Company’s common stock, resulting in net proceeds of $7.1 million after deducting underwriting discounts.

In August 2022, the Company completed an underwritten public offering of its common stock pursuant to the Shelf Registration. The Company sold 3,478,261 shares of common stock at a price to the public of $23.00 per share. In addition, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 521,739 additional shares of its common stock at the public offering price, less the underwriting discounts, commissions and offering expenses, which the underwriters exercised in full. The underwritten public offering, including the underwriters’ exercise of their option, resulted in net proceeds to the Company of $86.1 million after deducting underwriting discounts, commissions and offering expenses.

On September 9, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of September 30, 2022, the Company had not issued any securities pursuant to the automatic shelf registration statement.

As of September 30, 2022 and December 31, 2021, 22,270 shares and 122,464 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of September 30,	As of December 31,
	2022	2021
Stock options and restricted stock units issued and outstanding	8,910,376	6,940,566
Reserved for future stock awards or option grants	1,715,417	2,434,619
Reserved for employee stock purchase plan	1,142,089	911,138
Common stock held back in connection with asset acquisition	32,494	—
Common stock issuable as contingent consideration in connection with asset acquisition	199,993	—
	12,000,369	10,286,323

11. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2022, 1,125,304 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and RSUs to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In 2021 and 2020, the Company’s board of directors authorized an additional 1,000,000 and 750,000 shares of the Company’s common stock for future issuance, respectively. As of September 30, 2022, 590,113 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2022 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,870,617	$12.56	8.0	$32,637
Granted	2,049,500	$18.01
Exercised	(284,645)	$14.98
Canceled and forfeited	(302,395)	$18.52
Outstanding as of September 30, 2022	8,333,077	$13.60	7.7	$63,367
Vested and exercisable as of September 30, 2022	4,310,667	$10.23	6.9	$46,704

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2022 and 2021 was $12.71 and $13.47 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $2.6 million and $1.2 million, respectively. As of September 30, 2022, the total unrecognized stock-based compensation related to unvested stock option awards granted was $45.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Exercise price	$19.98-$25.15	$14.05-$18.15	$15.50-$27.46	$14.05-$21.22
Expected term (in years)	6.1	5.5-6.1	5.5-6.1	5.5-6.1
Expected volatility	81.13%-81.70%	82.76%-83.88%	80.86%-83.20%	82.76%-94.06%
Risk-free interest rate	2.65%-3.44%	0.75%-0.97%	1.46%-3.44%	0.62%-1.12%
Expected dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes the activity under the Company's RSUs for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested and Outstanding as of December 31, 2021	69,949	$18.57
Granted	540,952	$18.24
Vested	—	$—
Cancelled/Forfeited	(33,602)	$16.68
Unvested and Outstanding as of September 30, 2022	577,299	18.36

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. During the three and nine months ended September 30, 2022, 76,099 shares were issued under the ESPP. As of September 30, 2022, the Company had 1,142,089 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP for the three months ended September 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively, and $0.5 million for the nine months ended September 30, 2022 and 2021.

Restricted Stock

In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The modified shares have a four-year vesting period and a measurement date fair value of $2.94 per share. For the three months ended September 30, 2022 and 2021, 33,398 shares and 33,396 shares vested, respectively. For the nine months ended September 30, 2022 and 2021, 100,194 shares and 100,192 shares vested, respectively. As of September 30, 2022, the total unrecognized compensation expense related to unvested restricted stock was $0.1 million expected to be recognized over a weighted-average period of approximately 0.2 year.

Total stock-based compensation is reflected in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$4,391	$4,380	$12,592	$9,731
Research and development	2,517	3,035	7,519	7,792
Total	$6,908	$7,415	$20,111	$17,523

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

Our lead product LIVMARLI (maralixibat) oral solution (“Livmarli”), a novel, oral, minimally-absorbed agent designed to selectively inhibit apical sodium bile acid transporter (“ASBT”), also known as the ileal bile acid transporter (“IBAT”), is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) 1 year of age and older in the United States. We market and commercialize Livmarli in the United States through our specialized and focused commercial team. We believe the prevalent patient population in the United States is approximately 2,000 to 2,500 pediatric ALGS patients, which, based on our current expectations and beliefs, represents a greater than $500.0 million market opportunity. We have also filed for approval in Europe, and in October 2022 the European Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion of Livmarli for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. The CHMP positive opinion is the scientific recommendation to the European Commission for grant marketing authorization in Europe. We plan to commercialize Livmarli in certain countries in Europe with our international team based in Switzerland. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We are also developing Livmarli for progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). Livmarli has been granted breakthrough designation for ALGS and PFIC type 2. We reported positive topline data from our MARCH Phase 3 clinical trial for PFIC in October 2022 and expect to report topline data from our EMBARK Phase 2b clinical trial in BA in the second half of 2023.

We are advancing our second product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat for the treatment of intrahepatic cholestasis of pregnancy (“ICP”), primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”). Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on IBAT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity. We expect to conduct an interim analysis in our VISTAS Phase 2b clinical trial in PSC in mid-2023, interim data from our OHANA Phase 2b clinical trial in ICP in the first half of 2023 and interim data from our VANTAGE Phase 2b clinical trial in PBC in the second half of 2023.

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

We have a limited operating history and incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We have only one product approved for commercial sale and have not generated significant revenues from product sales, net as of September 30, 2022. Since inception, we have funded our operations to date primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales, net and collaboration revenue.

Financing Transactions

In August 2020, the Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into a sales agreement (“Sales Agreement”) with SVB Securities LLC (“SVB Securities”) pursuant to which we may elect to issue and sell, from time to time, in an at the market offering, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the three months ended September 30, 2022, we did not issue or sell any shares of common stock pursuant to the Sales Agreement. During the nine months ended September 30, 2022, we issued and sold 1,160,915 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.01 per share, resulting in aggregate gross proceeds to us of $22.1 million. The net proceeds for the nine months ended September 30, 2022, to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $21.3 million. As of September 30, 2022, we issued and sold an aggregate of 1,466,884 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.54 per share, resulting in aggregate gross proceeds to us of $28.7 million. The net proceeds to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $27.6 million. The remaining capacity under the Sales Agreement is approximately $46.3 million as of September 30, 2022.

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

In August 2022, we completed an underwritten public offering of our common stock pursuant to the Shelf Registration. We sold 3,478,261 shares of common stock at a price to the public of $23.00 per share. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 521,739 additional shares of our common stock at the public offering price, less the underwriting discounts, commissions and offering expenses, which the underwriters exercised in full. The underwritten public offering, including the underwriters’ exercise of their option, resulted in net proceeds to us of $86.1 million after deducting underwriting discounts, commissions and offering expenses.

Financial Overview

Our net loss was $35.7 million and $47.1 million for the three months ended September 30, 2022 and 2021, respectively, and $99.2 million and $141.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $356.4 million, compared to $257.2 million as of December 31, 2021. As of September 30, 2022, we had cash, cash equivalents, restricted cash equivalents and investments of $285.3 million, compared to $261.5 million as of December 31, 2021, in each case, $100.0 million of which is restricted from use under the terms of the Revenue Interest Purchase Agreement (“RIPA”), as amended September 2021, by and among us and Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers.

We anticipate we will continue to generate losses for the foreseeable future as we conduct our ongoing and planned clinical trials, continue commercial activities for Livmarli, seek regulatory approvals for our product candidates and make potential milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We have also entered into collaboration arrangements with other companies whereby we are entitled to receive upfront and license fees, research and development funding, development and sales-based milestones, and tiered royalties based on sales of commercialized products. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our collaboration event-based milestone and other contingent payments and milestone payments to our licensors. We expect our product sales from Livmarli will increase in the future. However, the timing and amount of product sales are unknown.

We expect to satisfy future cash needs through existing capital balances, product revenue from Livmarli and through a combination of equity offerings, debt financings or other capital sources, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate the development of one or more of our product candidates or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Prior to the regulatory approval of Livmarli, the manufacturing and related costs were expensed as research and development as any future economic benefit was not considered probable; accordingly, these costs were not capitalized and as a result gross margins resulting from product sales will initially be higher until we deplete inventories that we had expensed prior to receiving approval.

COVID-19 and Other Geopolitical Events

The coronavirus (including its variants, “COVID-19”) pandemic has had a significant economic impact across the global marketplace presenting challenges to maintaining business continuity and dramatically changing the ways in which we live and interact with others. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of COVID-19 which may require re-closures or other preventative measures. As public health directives surrounding the pandemic have relaxed, our offices have reopened and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability.

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

Due to the ongoing military conflict between Ukraine and Russia, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. In connection with the military conflict, the United States, United Kingdom and European Union (“EU”), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing military conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

Although we did not see a significant financial impact to our business operations as a result of macroeconomic events, such as the COVID-19 pandemic or the ongoing Ukraine-Russia conflict for the nine months ended September 30, 2022, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, inability for patients to see their healthcare providers and access our product and product candidates, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic or adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these macroeconomic events, including the COVID-19 pandemic and the ongoing Ukraine-Russia conflict and related sanctions, as well as any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

We continue to believe that existing cash, cash equivalents and investments, excluding restricted cash equivalents, and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures, debt service requirements and other business development initiatives that we plan to strategically pursue in the 12 months from the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. However, should adverse geopolitical and macroeconomic events, such as the COVID-19 pandemic, the ongoing Ukraine-Russia conflict and related sanctions, and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing new medicines and successfully commercializing our products.

License Agreements

Assignment and License Agreement with Shire (Takeda)

In November 2018, we entered into an Assignment and License Agreement (the “Shire Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda Pharmaceutical Company Limited (“Takeda”), in which we were granted an exclusive, royalty bearing worldwide license to develop and commercialize our two product candidates, Livmarli and volixibat. As part of the Shire Agreement, we were assigned license agreements held by Shire with Satiogen Pharmaceuticals, Inc. (“Satiogen” and altogether, the “Satiogen License”), Pfizer Inc. (“Pfizer”), and Sanofi-Aventis Deutschland GmbH (“Sanofi”), collectively the Assigned License Agreements (“Assigned License Agreements”). In partial consideration for the rights granted to us under the Shire Agreement, we made an upfront payment to Shire of $7.5 million and issued Shire 1,859,151 shares of our common stock with an estimated fair value of $7.0 million.

Under the Shire Agreement and Assigned License Agreements, to date, we have paid aggregate development and regulatory milestones of $51.0 million related to our Livmarli and volixibat programs.

Satiogen Acquisition

In May 2022, we completed the acquisition of Satiogen for total consideration of $24.2 million. At the closing of the acquisition, Satiogen’s assets consisted of cash and intangible assets related to developed technology. Through the transaction, we obtained all Satiogen-owned intellectual property relating to Livmarli and volixibat. The transaction resulted in a reduction of total licensing royalty obligations for Livmarli and volixibat.

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

Interest Expense

Interest expense is related to the RIPA. Costs during the period consist primarily of costs associated with our liability and non-cash interest costs associated with the amortization of the related debt discount and deferred issuance costs. We impute interest expense associated with this liability using the effective interest rate method which is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement.

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

There have been no significant changes during the nine months ended September 30, 2022 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, except as described below.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Revenue:
Product sales, net	$18,780	$—	$18,780
License revenue	—	5,000	(5,000)
Total revenue	18,780	5,000	13,780
Operating expenses:
Cost of sales	$2,932	$—	$2,932
Research and development	26,217	30,471	(4,254)
Selling, general and administrative	22,513	17,353	5,160
Total operating expenses	51,662	47,824	3,838
Loss from operations	(32,882)	(42,824)	9,942
Other income (expense):
Interest income	1,352	72	1,280
Interest expense	(3,971)	(5,667)	1,696
Change in fair value of derivative liability	—	1,355	(1,355)
Other expense, net	(192)	(35)	(157)
Net loss before income taxes	(35,693)	(47,099)	11,406
Provision for income taxes	13	9	4
Net Loss	$(35,706)	$(47,108)	$11,402

Product Sales, Net

Product sales, net were $18.8 million for the three months ended September 30, 2022, compared to zero for the three months ended September 30, 2021 as a result of our continued sales of Livmarli following its commercial launch in the United States in September 2021.

License Revenue

There was no license revenue in the three months ended September 30, 2022, compared to $5.0 million for the three months ended September 30, 2021. The decrease in license revenue was due to the satisfaction of the performance obligation associated with the licensing agreement with GC Biopharma in the prior year.

Cost of Sales

For the three months ended September 30, 2022, cost of sales was $2.9 million, compared to zero for the three months ended September 30, 2021, and primarily consisted of amortization of capitalized intangible assets, royalties payable on net product sales of Livmarli under licensing agreements and indirect overhead costs associated with the manufacturing and distribution of Livmarli. There were minimal inventory costs reflected in cost of sales as inventory related to current product sold were expensed as research and development costs prior to Livmarli's approval in the United States in September 2021.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Product-specific costs:
Livmarli	$9,878	$8,732	$1,146
Volixibat	4,986	4,839	147
Non product-specific costs:
Collaboration funding	—	6,277	(6,277)
Stock-based compensation	2,517	3,035	(518)
Personnel	6,345	5,975	370
Other	2,491	1,613	878
Total research and development expenses	$26,217	$30,471	$(4,254)

Research and development expenses were $26.2 million for the three months ended September 30, 2022, a decrease of $4.3 million compared to the three months ended September 30, 2021. The decrease was primarily due to:

•
for Livmarli programs, an increase of $1.1 million, primarily due to an increase of $2.0 million clinical trial expenses primarily for the EMBARK Phase 2b clinical trial for BA, a long term rollover study from the MARCH Phase 3 clinical trial for PFIC and an infant safety study offset by decreases of $0.5 million in manufacturing activities as a result of prior year completion of a New Drug Application ("NDA") registrational production and $0.3 million of general program expenses;
•
for volixibat programs, an increase of $0.1 million, primarily due to an increase of $0.8 million clinical trial expenses for PSC and ICP offset by a decrease of $0.7 million manufacturing activities supporting clinical supply;
•
for collaboration funding, a decrease of $6.3 million due to the Vivet Collaboration Agreement, which we terminated in 2021;
•
for stock-based compensation, a decrease of $0.5 million, due to $1.0 million prior year expense associated with performance based restricted stock units which vested upon achievement of FDA marketing approval of Livmarli offset by $0.5 million related to an increase in employee headcount over the prior year period;
•
for personnel related expenses, an increase of $0.4 million, related to an increase in employee headcount to support our development pipeline; and
•
for other expense, an increase of $0.9 million, primarily due to outside consulting expenses and general overhead expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.5 million for the three months ended September 30, 2022, an increase of $5.2 million compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $3.4 million of personnel and other compensation related expenses reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for Livmarli and continued requirements of operating as a public company, such as regulatory compliance, $1.5 million in advertising, promotion and patient support expenses associated with commercial activities for Livmarli, and an increase of $0.2 million in expenses primarily related to general legal and public relations, international expansion activities and other general administrative expenses. Stock-based compensation remained consistent between the comparison periods due to $1.0 million prior year expense associated with performance based restricted stock units which vested upon achievement of FDA marketing approval of Livmarli offset by $1.0 million related to an increase in employee headcount over the prior year period.

Interest Expense

Interest expense was $4.0 million for the three months ended September 30, 2022, compared to $5.7 million for the three months ended September 30, 2021, a decrease of $1.7 million. Interest expense is related to the accreted interest recognized on the revenue interest liability in connection with the RIPA, with the decrease due to lower effective interest rate resulting from estimates that enable the debt to be repaid in full over the anticipated life of the arrangement.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was zero for the three months ended September 30, 2022, compared to $1.4 million gain for the three months ended September 30, 2021. The prior year gain was related to the remeasurement of the derivative liability at September 30, 2021 and reflects a decrease in value of the put option associated with the RIPA resulting from the reduction in the probability of exercising the put option due to the FDA approval of Livmarli in September 2021.

Other income (expense), net

Other income (expense), net was $0.2 million expense for the three months ended September 30, 2022, compared to $35 thousand for the three months ended September 30, 2021. The change was primarily related to the remeasurement of the Indemnification Holdback and Contingent Milestone liabilities as of September 30, 2022 and reflects an increase in the fair value of our common stock price as of September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Revenue:
Product sales, net	$47,156	$—	$47,156
License revenue	2,000	16,000	(14,000)
Total revenue	49,156	16,000	33,156
Operating expenses:
Cost of sales	$7,880	$—	$7,880
Research and development	75,737	103,653	(27,916)
Selling, general and administrative	62,598	40,185	22,413
Total operating expenses	146,215	143,838	2,377
Loss from operations	(97,059)	(127,838)	30,779
Other income (expense):
Interest income	1,714	301	1,413
Interest expense	(11,620)	(13,824)	2,204
Change in fair value of derivative liability	232	417	(185)
Other income (expense), net	953	(565)	1,518
Net loss before income taxes	(105,780)	(141,509)	35,729
(Benefit) provision for income taxes	(6,546)	25	(6,571)
Net Loss	$(99,234)	$(141,534)	$42,300

Product Sales, Net

Product sales, net were $47.2 million for the nine months ended September 30, 2022, compared to zero for the nine months ended September 30, 2021 as a result of our continued sales of Livmarli following its commercial launch in the United States in September 2021.

License Revenue

License revenue was $2.0 million for the nine months ended September 30, 2022, compared to $16.0 million for the nine months ended September 30, 2021. The decrease in license revenue was due to prior year $11.0 million upfront license fee under the license agreement with CANbridge and $5.0 million related to the satisfaction of a performance obligation associated with the licensing agreement with GC Biopharma.

Cost of Sales

For the nine months ended September 30, 2022, cost of sales was $7.9 million, compared to zero for the nine months ended September 30, 2021, and primarily consisted of amortization of capitalized intangible assets, royalties payable on net product sales of Livmarli under licensing agreements and indirect overhead costs associated with the manufacturing and distribution of Livmarli. There were minimal inventory costs reflected in cost of sales as inventory related to current product sold were expensed as research and development costs prior to Livmarli approval in the United States in September 2021.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Product-specific costs:
Livmarli	$29,097	$27,856	$1,241
Volixibat	13,977	11,617	2,360
Non product-specific costs:
Collaboration funding	—	12,555	(12,555)
Stock-based compensation	7,519	7,792	(273)
Personnel	18,283	16,518	1,765
License fees (milestone payments)	—	23,161	(23,161)
Other	6,861	4,154	2,707
Total research and development expenses	$75,737	$103,653	$(27,916)

Research and development expenses were $75.7 million for the nine months ended September 30, 2022, a decrease of $27.9 million compared to the nine months ended September 30, 2021. The decrease was primarily due to:

•
for Livmarli programs, an increase of $1.2 million, primarily due to an increase of $5.0 million in clinical trial expenses primarily for the EMBARK Phase 2b clinical trial for BA, a long term rollover study from the MARCH Phase 3 clinical trial for PFIC and an infant safety study offset by decreases of $3.7 million in manufacturing activities as a result of prior year completion of an NDA registrational production;
•
for volixibat programs, an increase of $2.4 million, primarily due to an increase of $3.6 million clinical trial expenses for PSC, PBC and ICP offset by a decrease of $1.2 million manufacturing activities supporting clinical supply;
•
for collaboration funding, a decrease of $12.6 million due to the Vivet Collaboration Agreement, which we terminated in 2021;
•
for personnel related expenses, an increase of $1.8 million, related to an increase in employee headcount to support our development pipeline;
•
for license fees, a decrease of $23.2 million, related to developmental milestone payments for the nine months ended September 30, 2021 consisting of $15.0 million associated with the acceptance of our NDA for filing of Livmarli for the treatment of cholestatic pruritus in patients with ALGS one year of age and older, $4.0 million associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC and the EMBARK Phase 2 clinical trial of maralixibat for BA, and $4.2 million in an upfront fee in connection with the Vivet Collaboration Agreement; and
•
for other expense, an increase of $2.7 million, primarily due to outside consulting expenses and general overhead expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $62.6 million for the nine months ended September 30, 2022, an increase of $22.4 million compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $14.0 million of personnel and other compensation related expenses, including an increase of $2.9 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for Livmarli and increased requirements of operating as a public company, such as regulatory compliance, $5.4 million in advertising, promotion and patient support expenses associated with commercial activities for Livmarli, and an increase of $2.7 million in expenses primarily related to general legal and public relations, international expansion activities and other general administrative expenses.

Interest Expense

Interest expense was $11.6 million for the nine months ended September 30, 2022 compared to $13.8 million for the nine months ended September 30, 2021, a decrease of $2.2 million. The decrease was related to the accreted interest recognized on the revenue interest liability in connection with the RIPA.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.2 million gain for the nine months ended September 30, 2022, compared to a $0.4 million gain for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the gain was related to the remeasurement of the derivative liability at September 30, 2022 and reflects a decrease in value of the put option associated with the RIPA resulting from the reduction in time for the put option to occur. For the nine months ended September 30, 2021, the gain was related to the remeasurement of the derivative liability at September 30, 2021 and reflects the net decrease in the value of the underlying put option associated with the RIPA primarily resulting from the reduction in the probability of exercising the put option due to the FDA approval of Livmarli.

Other income (expense), net

Other income (expense), net was $0.9 million income for the nine months ended September 30, 2022, compared to $0.6 million expense for the nine months ended September 30, 2021. The gain for the nine months ended September 30, 2022 was primarily related to the remeasurement of the Indemnification Holdback and Contingent Milestone liabilities associated with the Satiogen acquisition as of September 30, 2022 and reflects a decrease in the fair value of our common stock price as of September 30, 2022. The expense for the nine months ended September 30, 2021 was primarily due to transactional currency exchange losses.

Change in (Benefit) Provision for Income Taxes

Income tax benefit was $6.5 million for the nine months ended September 30, 2022, compared to income tax provision of $25 thousand for the nine months ended September 30, 2021. The current year income tax benefit was related to the deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition and corresponding reduction in our valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $285.3 million of cash, cash equivalents, restricted cash equivalents and investments as of September 30, 2022, compared to $261.5 million as of December 31, 2021, in each case, inclusive of $100.0 million restricted cash equivalents. Since inception, we have incurred operating losses and negative cash flows from operations. As of September 30, 2022, we had an accumulated deficit of $356.4 million, compared to $257.2 million as of December 31, 2021.

In August 2020, the SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the Sales Agreement with SVB Securities, pursuant to which we may elect to issue and sell, from time to time, in an at the market offering, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the three months ended September 30, 2022, we did not issue or sell any shares of common stock pursuant to the Sales Agreement. During the nine months ended September 30, 2022, we issued and sold 1,160,915 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.01 per share, resulting in aggregate gross proceeds to us of $22.1 million. The net proceeds for the nine months ended September 30, 2022, to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $21.3 million. As of September 30, 2022, we issued and sold an aggregate of 1,466,884 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.54 per share, resulting in aggregate gross proceeds to us of $28.7 million. The net proceeds to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $27.6 million. The remaining capacity under the Sales Agreement is approximately $46.3 million as of September 30, 2022.

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

In August 2022, we completed an underwritten public offering of our common stock pursuant to the Shelf Registration. We sold 3,478,261 shares of common stock at a price to the public of $23.00 per share. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 521,739 additional shares of our common stock at the public offering price, less the underwriting discounts, commissions and offering expenses, which the underwriters exercised in full. The underwritten public offering, including the underwriters’ exercise of their option, resulted in net proceeds to us of $86.1 million after deducting underwriting discounts, commissions and offering expenses.

On September 9, 2022, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of September 30, 2022, we have not issued any securities pursuant to the automatic shelf registration statement. We may lose well-known seasoned issuer status at the time we file our Annual Report on Form 10-K for the fiscal year ending December 31, 2022 if the worldwide market value of our voting and non-voting common equity held by our non-affiliates does not equal $700.0 million or more, calculated as of a date within 60 days prior to filing such report. If that were to occur and we were no longer considered a well-known seasoned issuer, we anticipate needing to amend our automatic shelf registration statement on Form S-3 prior to our filing of such annual report (or earlier if required by the Securities Act or the rules and regulations of the SEC) in order to sell securities under that Form S-3 on an ongoing basis.

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

Although Livmarli has been approved by the FDA for the treatment of cholestatic pruritus in patients with ALGS one year of age and older, and we expect product revenues to increase as we continue commercial activities, Livmarli may not achieve commercial success. Our principal sources of liquidity are cash from the sale of our equity securities, product revenue from sales of Livmarli and, to a lesser extent, from our collaboration agreements. Until such time, if ever, as we can generate substantial product revenue from sales of Livmarli, our current product candidates or any future product candidates, if approved, we expect to finance our cash needs through a combination of equity offerings, debt financings, revenue interest purchase agreements and potential collaboration, license or development agreements. Our primary cash needs are for day-to-day operations, to pay our debt obligations under the RIPA and to fund our working capital requirements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through the RIPA, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. As a result of adverse geopolitical and macroeconomic developments, such as the COVID-19 pandemic, actions taken to slow its spread, the ongoing military conflict between Ukraine and Russia and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Under the Shire Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 7 to our unaudited condensed consolidated financial statements.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(85,866)	$(99,611)
Net cash used in investing activities	(19,058)	(59,476)
Net cash provided by financing activities	109,416	72,851
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(73)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$4,419	$(86,242)

Net Cash Used in Operating Activities

Net cash used in operating activities was $85.9 million for the nine months ended September 30, 2022, reflecting our net loss of $99.2 million partially offset by non-cash items of $25.5 million. Non-cash items consisted primarily of $20.1 million of stock-based compensation, $11.6 million of effective interest expense in connection with the RIPA, $6.6 million related to deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition, $2.3 million of depreciation and amortization of our intangible assets, fixed assets and operating lease right-of use assets, $1.1 million gain related to the change in fair value of Indemnification Holdback and Contingent Milestone liabilities, $0.7 million accretion of discounts on our investments and $0.2 million related to the change in fair value of the derivative liability. Additionally, cash used in operating activities reflected changes in net operating assets of $12.1 million, consisting primarily of a $13.1 million increase in accounts receivable related to sales of Livmarli, a $4.0 million increase in inventory, a $1.7 million increase in prepaid expenses and other current assets, a $0.4 million increase in other long term assets, and a $0.5 million decrease in operating lease liability, partially offset by a $7.6 million increase in accounts payable.

Net cash used in operating activities was $99.6 million for the nine months ended September 30, 2021, reflecting our net loss of $141.5 million partially offset by non-cash items of $31.4 million. Non-cash items consisted primarily of $17.5 million of stock-based compensation, $13.8 million of effective interest expense in connection with the RIPA, $0.4 million related to the change in fair value of the derivative liability, and $0.5 million of depreciation and amortization of our fixed assets and operating lease right-of use assets. Additionally, cash used in operating activities reflected changes in net operating assets of $10.5 million, consisting primarily of a $13.6 million increase in accounts payable, accrued expenses and other liabilities primarily associated with clinical, manufacturing and commercial planning activities and a $2.6 million increase in prepaid expenses and other assets, partially offset by a $0.5 million decrease in our operating lease liability.

Net Cash Used in Investing Activities

Net cash used in investing activities was $19.1 million for the nine months ended September 30, 2022, primarily due to $132.3 million used in purchases of investments, partially offset by proceeds of $113.3 million from maturities of investments.

Net cash used in investing activities was $59.5 million for the nine months ended September 30, 2021, primarily due to $179.1 million used in purchases of investments, partially offset by proceeds of $117.6 million from maturities of investments and proceeds of $2.0 million from paydowns of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $109.4 million for the nine months ended September 30, 2022, due to net proceeds of $86.4 million, excluding $0.3 million of transaction related expense not paid as of September 30, 2022, from completion of an underwritten public offering of 4,000,000 shares of common stock at a price of $23.00 per share, net proceeds of $21.3 million from the issuance and sale of common stock under the Sales Agreement with SVB Securities, pursuant to which we issued and sold an aggregate of 1,160,915 shares of common stock at a weighted-average price of $19.01 per share, and proceeds of $5.3 million from employee equity award exercises, partially offset by $3.5 million of revenue interest payments made under the RIPA.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents, restricted cash equivalents and investments as of September 30, 2022 consist of readily available checking, money market funds, and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Although we are seeing, and expect to continue to see, increased interest rates, due to the strategies we employ, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. For instance, due to the short-term nature of the instruments in our portfolio and the low risk profile of our investments, a hypothetical change in interest rates of 100 basis points would not have a material impact on the fair market value of our cash, cash equivalents, restricted cash equivalents and investments as of September 30, 2022. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

We have entered into the RIPA. Our primary exposure to interest rate risk is that the effective interest rate on the liability may vary during the term of the RIPA primarily due to the level of actual and forecasted net product sales. Due to the nature of the RIPA instrument, the total interest due under this facility is fixed. However, a significant increase or decrease in actual and forecasted net product sales may materially impact the interest expense recognized each reporting period.

Foreign Currency Rate Risk

Our operations include activities in the United States, Switzerland and certain other countries in Europe. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Swiss Franc and the Euro, as of September 30, 2022 and December 31, 2021, we had minimal assets and liabilities denominated in foreign currencies and, as a result, changes in foreign currency exchange rates did not have a material impact on our business, financial condition or results of operations in the nine months ended September 30, 2022. We expect similar levels of assets and liabilities to be denominated in foreign currencies in future periods and, thus, do not believe changes in foreign currency exchange rates would have a material impact in future periods.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to, among other things, geopolitical and macroeconomic events, such as the COVID-19 pandemic and the ongoing military conflict between Ukraine and Russia and related sanctions, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than general impacts on companies due to general economic and market conditions.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Commercialization of our Products

Livmarli is our only approved product and the success of our business depends, in part, on our ability to market and sell Livmarli profitably.

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
•
our ability to establish and enforce intellectual property rights in and to Livmarli and avoid third-party patent proceedings or intellectual property infringement claims; and
•
sufficient patient population that would benefit from Livmarli as ALGS is a rare disease and the patient population is small.

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

To successfully commercialize Livmarli we must maintain and appropriately scale our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. The majority of pediatric cholestatic patients are treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We have established our own commercial capabilities in North America to target these centers. We are also establishing a team to target similar centers in certain countries in Europe, if we receive approval of Livmarli in ALGS from the European Medicines Agency (“EMA”). However, our projections of the commercial and sales needs to target these centers may not be accurate given our limited marketing and sales experience. If we are materially off from our projections, our business and operating results would be harmed.

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

The availability of coverage and adequate reimbursement from private third-party payors such as pharmacy benefit managers and commercial insurers, and governmental healthcare programs, such as Medicaid, is critical to the commercial success of Livmarli. Coverage for Livmarli may be adversely affected by a number of factors, including but not limited to:

•
increasing and intense pressure from political, social, competitive and other sources to reduce drug unit costs, move to a pay for performance standard, or limit changes in list price;
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

•
the FDA or EMA, if and when approved by the EMA, may withdraw their approval of Livmarli;
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

In the event of any of the foregoing or in the event such third parties fail to meet our needs, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require review and approval by the FDA and foreign regulatory authorities. Any need to find and qualify new suppliers or manufacturers could delay production of Livmarli indefinitely, adversely impact our ability to market Livmarli and adversely affect our business. Replacements may not be available to us on a timely basis, on acceptable terms or at all. Additionally, we and our manufacturers do not currently maintain significant inventory of drug substances and other materials. In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could, impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for Livmarli. Further, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, component shortages and related supply chain challenges, geopolitical and macroeconomic developments such as the COVID-19 pandemic, the military conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize Livmarli would be jeopardized. Any interruption in the supply of a drug substance or other material or in the manufacture of Livmarli could have a material adverse effect on our business, financial condition, operating results and prospects. The FDA has granted Livmarli concurrent release of process performance qualification batches, which is often granted for orphan drugs.

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

We rely on a single specialty pharmacy and a single distributor for all of our sales of Livmarli in the United States. If either the specialty pharmacy or the distributor becomes subject to bankruptcy or is acquired by a company that wants to terminate the relationship with us, and we are required to transition to a new specialty pharmacy or distributor, such transition may result in an inability for us to collect outstanding receivables, a decline in our revenue, results of operations and cash flows.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only one product approved for commercial sale, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception in May 2018. For the nine months ended September 30, 2022 and 2021, we reported a net loss of $99.2 million and $141.5 million, respectively. As of September 30, 2022, we had an accumulated deficit of $356.4 million.

We expect to continue to incur significant net losses for the foreseeable future as we continue our clinical development of, and seek regulatory approvals for, our product candidates and as we continue commercializing Livmarli in the United States and prepare for commercialization in certain countries in Europe, if approved. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the ongoing COVID-19 pandemic and the military conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Additionally, financial markets around the world experienced volatility due to the ongoing military conflict between Ukraine and Russia. In connection with the military conflict, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of Livmarli. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have operations, as well as current and potential new suppliers and manufacturers, throughout Europe. If economic conditions in Europe and other key markets for our business remain uncertain or deteriorate further, including as a result of the COVID-19 pandemic or otherwise, we could experience adverse effects on our business, financial condition or results of operations.

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

Our business has been and could continue to be adversely affected by the global COVID-19 pandemic. In response to the COVID-19 pandemic, we have implemented and continue to enhance safety measures in all our facilities, including establishing clear and regular COVID-19 policies, safety protocols and updates to all employees. The effects of the COVID-19 pandemic and our safety policies may negatively impact productivity, disrupt our business, delay our clinical programs and timelines and hinder our commercialization efforts, the magnitude of which will depend, in part, on the length and severity of any restrictions and limitations on our ability to conduct our business in the ordinary course. As public health directives surrounding the pandemic have relaxed, our offices have reopened and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of COVID-19 which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our strategy, operational, talent recruiting and retention, and workplace culture. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

As a result of the COVID-19 pandemic, we may experience, or continue to experience, ongoing disruptions that could severely impact our business, clinical trials and our commercialization efforts, including:

•
the inability or difficulty of our sales force to interact in person with potential prescribers of Livmarli;
•
disruption of our commercial supply chain, including at international ports of entry, which may lead to delay or loss of revenue and increased cost;
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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. We believe that the results from our single Phase 3 clinical trial, will be sufficient to support an NDA supplement seeking approval for Livmarli for the treatment of pruritus associated with PFIC; however, the FDA may not agree to this approach. We reported positive topline data for our MARCH Phase 3 clinical trial for PFIC in October 2022. However, the FDA may require us to conduct additional Phase 3 trials before we are able to submit an application for approval.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, volixibat has been evaluated primarily for the treatment of non-alcoholic steatohepatitis and has not been evaluated in ICP, PSC or PBC, and our clinical development strategy is predicated on observations of IBAT inhibition in cholestatic settings. Similarly, Livmarli has not yet been evaluated in BA. As such, our hypothesis of efficacy in these diseases will be evaluated in these target patient populations and may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. Further, as a result of the COVID-19 pandemic, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow clinical trial protocols, or if our clinical trials are otherwise disrupted due to the COVID-19 pandemic or actions taken to slow its spread, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

Additional safety data generated from our expanded access program and post-marketing studies could be different from, including less favorable than, the data generated and discussed with regulatory authorities to date.

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
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•
the impact of macroeconomic events, including the COVID-19 pandemic, on our ongoing and planned clinical trials.

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

Prior to obtaining approval to commercialize a product candidate in the United States or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. For example, we have received a positive CHMP opinion for the treatment of cholestatic pruritus in patients with ALGS two months of age and older and expect potential approval in the fourth quarter of 2022. The EMA may not ultimately grant approval because of reasons unforeseen by us. As an additional example, we recently announced positive results from our Phase 3 MARCH clinical trial of Livmarli in PFIC. We plan to submit these data to the FDA for the treatment of pruritus due to PFIC, but the FDA may not agree with our interpretation of the results and may not grant approval.

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
•
approval or orphan status may be blocked or rejected by the FDA or the EMA;
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

We have received notification that the European CHMP has adopted a positive opinion of Livmarli for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. The CHMP positive opinion is the scientific recommendation to the European Commission for grant of marketing authorization in Europe. As with the FDA, obtaining approval of an MAA from the European Commission, on the basis of a recommendation from the CHMP of the EMA, is a similarly lengthy and expensive process and the EMA has its own procedures for recommending such approval for product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any of our product candidates will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or result in significant negative consequences following marketing approval, if any.

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events (“AEs”) associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, we have observed increases in alanine aminotransferase (“ALT”), levels in certain patients being treated with Livmarli. Furthermore, the safety profile in patients under one year of age is unknown and may be different than that observed in previous clinical trials. Results of our trials could reveal a high and unacceptable severity and frequency of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

For example, in March 2010, the Patient Protection and Affordable Care Act (“Affordable Care Act”) was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a Medicare Part D coverage gap discount program; established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, U.S. federal tax legislation enacted in 2017, informally titled The Tax Cuts and Jobs Act (“Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. However, it is possible that the Affordable Care Act will be subject to additional judicial or Congressional challenges in the future.

In addition, the Affordable Care Act has been subject to various health reform measures. For example, prior to the U.S. Supreme Court ruling, on January 28, 2021, the Biden administration issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any additional health care reform measures of the current administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect until 2031 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Following the resumption of the sequester, under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

In addition, the IRA will, among other things, (i) allow HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

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

We expect that the Affordable Care Act, the IRA and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize Livmarli and our other product candidates, if approved. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Albireo have IBATis in clinical development for cholestatic liver diseases. We are aware that Albireo has received approval for odevixibat for the treatment of pruritus in patients with PFIC in the United States and for the treatment of PFIC in Europe. Albireo has been granted orphan designation for PFIC in Europe and if Livmarli is deemed similar, it could prevent the approval of Livmarli in PFIC or result in the loss of orphan designation for Livmarli for PFIC in Europe. Albireo has also announced topline data from their Phase 3 study of odevixibat in ALGS, complete enrollment of the study of odevixibat in biliary atresia, and plans to pursue other cholestatic liver diseases. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its IBAT in PBC patients and has initiated a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of ICP or PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, Gilead Sciences Inc.’s GS-9674, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282 and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Genfit’s elafibranor and NGM Biopharmaceuticals, Inc.’s NGM282 and COUR Pharmaceuticals’ CNP-104. We are also aware that Cara Therapeutics’ Korsuva is in Phase 2 development for the treatment of moderate-to-severe pruritus associated with chronic liver disease.

Even though we have obtained orphan drug designation for Livmarli in PFIC, ALGS and BA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, on the

basis of the opinion of the EMA Committee for Orphan Medicinal Products, grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the United States. In October 2020, the FDA granted orphan drug status to Livmarli for the treatment of BA. We also received orphan drug status for Livmarli for PFIC, ALGS and BA in the EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug (or, in the case of the EMA, a similar drug) for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. Specifically, Albireo has been granted orphan designation for PFIC in the EU and if Livmarli is deemed similar, it could prevent the approval of, or result in the loss of orphan designation for, Livmarli for PFIC in the EU. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC, ALGS and BA, if we receive approval for Livmarli for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

Any of these existing relationships or any future relationships we enter into may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for volixibat because it may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view volixibat as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. Following a strategic transaction or license, we may not achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial scientific and medical personnel. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations.

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

As of September 30, 2022, we had 194 full time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA and other similar foreign regulatory bodies, including those laws that require the reporting of true, complete and accurate information to the FDA and other similar foreign regulatory bodies; (2) manufacturing standards; (3) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or (4) laws that require the true, complete and accurate reporting of our financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. If we obtain regulatory approval for any of our product candidates and begin commercializing those products in the United States and in the EU, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

Our business is subject to complex and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations relating to privacy and data protection. Our actual or perceived failure to comply with such obligations could result in regulatory investigations or actions, litigations, fines and penalties, disruptions of and changes to our business practices, monetary penalties, reputational harm, loss of revenue or profits, and other adverse business consequences.

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

At the state level, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA provides for civil penalties for violations (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. The CCPA is expected to expand substantially as a result of the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement, and applies to certain business contact information and employment-related data. Other states have also enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act, all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Privacy advocates and industry groups have also proposed, and may propose, standards with which we are legally or contractually bound to comply.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, and violators of these laws face significant penalties.

For example, the GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, mandatory data breach notifications in certain circumstances, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of personal data. In addition, the GDPR expanded the definition of what is expressly noted to constitute personal data (including by broadening the relevant definition to capture expressly the “pseudonymized” or key-coded data that is commonly processed in a clinical trial-related context).

We are subject to the GDPR because of our data processing activities that involve the personal data of individuals residing in the European Economic Area (“EEA”) and/or UK, such as in connection with our clinical trials in Europe, and early access program in multiple EU countries, and because of any potential processing of personal data carried out in the context of the activities of our relevant European subsidiaries. In addition, we maintain an office in Switzerland, which has privacy and data protection laws and regulations similar to the GDPR. Furthermore, the EU GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data”, including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offences or convictions. In the UK, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the processing of such personal data across the EEA and/or UK, which may increase our costs and overall compliance risk.

In addition, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limited the transfer of personal data. In particular, absent appropriate safeguards or other circumstances, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization or cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s Standard Contractual Clauses (“SCCs”), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer data to the United States. If we are unable to implement a valid solution for personal data transfers from the EEA, the UK or other jurisdictions to the United States, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines, injunctions against transferring personal data from Europe, or inability to work with partners, vendors and other third parties. Inability to export personal data from Europe may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies in Europe; limit our ability to receive personal data from our European subsidiaries, limit our subsidiaries’ ability to transfer personal data outside of Europe, and generally limit our ability to operate the business of our subsidiaries as a seamlessly integrated part of our wider operations; and/or require us to increase our processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results.

In addition, we may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We may also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. The EU GDPR, the UK GDPR, the CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials, which may vary by jurisdiction or be inconsistent with our current policies and practices. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

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

Our, or our third parties’, actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in adverse consequences, including regulatory fines and bans on processing personal information, investigations and enforcement actions, litigation, penalties and other liabilities, claims for damages by affected individuals, orders to destroy or not use personal information, imprisonment of company officials, additional reporting requirements and/or oversight, and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and growth prospects.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We entered into an assignment and license agreement with Shire pursuant to which we were assigned exclusive global rights to license intellectual property and know-how related to Livmarli and volixibat, rights to license know-how related to Livmarli from Pfizer, certain patents and know-how related to volixibat from Sanofi and certain patents and know-how related to Livmarli and volixibat from Satiogen, which we subsequently acquired in May 2022. We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize our product candidates.

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

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of Livmarli or volixibat or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of our product candidates may occur in the future. In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could, impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Further, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

Additional funding may not be available on acceptable terms, or at all. As a result of adverse geopolitical and macroeconomic developments, such as the COVID-19 pandemic, actions taken to slow its spread, the ongoing conflict between Ukraine and Russia and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of Livmarli or volixibat or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2021, we had federal and state net operating loss (“NOL”) carryforwards of approximately $150.0 million and $6.7 million, respectively. The federal NOL carryforwards do not expire, and the state NOL carryforwards will begin to expire in 2039, unless previously utilized. Our ability to utilize our NOL carryforwards and certain other tax attributes may be limited. As of December 31, 2021, we also had federal and state research and development credit carryforwards totaling $23.1 million and $2.1 million, respectively. The federal research and development credit carryforwards will begin to expire in 2032, unless previously utilized. The state research and development credits will not expire.

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

•
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, import, and sell Livmarli or our product candidates;
•
other parties may have designed around our claims or developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position;
•
any successful opposition or other post-grant proceeding to any patents owned by or licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products or product candidates that we may develop;
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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition or other patent office proceedings before U.S. or non-U.S. patent offices.

We cannot be certain that the claims in our issued patents and pending patent applications covering Livmarli or our product candidates will be considered patentable by the USPTO, courts in the United States, or by patent offices and courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property.

The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover Livmarli or our product candidates in the United States or in foreign countries. Even if such patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition or other post-grant proceeding to our patents could deprive us of exclusive rights necessary for the successful commercialization of Livmarli or our product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for Livmarli or our product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to Livmarli or our product candidates is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, Livmarli or our product candidates.

Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market Livmarli or our product candidates under patent protection would be reduced. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. A patent term extension of up to five years based on regulatory delay may be available in the United States under the Hatch-Waxman Act. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Further, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

We currently have rights to patents and patent applications in the United States, Europe and other countries covering methods of treating certain cholestatic liver diseases using certain IBATis, including Livmarli and volixibat. A patent based on any of these patent applications may never be issued. We do not have patents or patent applications covering Livmarli as a composition-of-matter. Therefore, the primary patent-based intellectual property protection for our Livmarli program will be any patents granted on the pending method-of-use and formulation patent applications.

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

Presently we have intellectual property rights, through licenses from third parties including Shire, Pfizer, our wholly owned subsidiary Satiogen, and Sanofi, related to Livmarli and our product candidates. For example, we have our license agreements with Shire and Satiogen for both Livmarli and volixibat. We have our license agreement with Shire, Satiogen and Pfizer for our intellectual property rights covering Livmarli. Further, we have our license agreement with Sanofi for our intellectual property rights covering volixibat. Because our programs may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, Livmarli or our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for Livmarli or our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

For example, we collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate an exclusive license to any of the institution’s proprietary rights in technology resulting from the collaboration. Regardless of such option to negotiate a license, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer, on an exclusive basis, their proprietary rights to other parties, potentially blocking our ability to pursue our program.

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

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or made a misleading statement during prosecution, i.e. committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product or product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

Any collaboration arrangements that we have or may enter into in the future may not be successful or may result in product diversion, which could adversely affect our ability to develop and commercialize our products.

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
•
a collaborator or series of collaborators may improperly or unknowingly sell product directly (or indirectly to a potential customer) into the “gray market” whereby our branded products are diverted from authorized sales channels into the hands of dealers, brokers or the open market, and may result in unauthorized sale of our product in a specific country or region;
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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on July 18, 2019 and to November 8, 2022 has ranged from a low of $6.84 to a high of $29.44. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:

•
the degree of physician and patient adoption of Livmarli and use of Livmarli necessary for commercial success;
•
our failure to grow and maintain our own sales force to market Livmarli;
•
our ability to market and sell Livmarli where approved;
•
our ability to commercialize Livmarli in certain countries in Europe, if approved, and our ability to grow and maintain an international sales force;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the Shelf Registration. For example, in August 2020, we entered into the Sales Agreement with SVB Securities, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. The remaining capacity under the Sales Agreement is approximately $46.3 million as of September 30, 2022. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Additionally, the number of shares of our common stock reserved for issuance under our 2019 Plan is subject to an automatic increase on January 1 of each year through and including January 1, 2029, by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The number of shares of our common stock reserved for issuance under our ESPP is subject to an automatic increase on January 1 of each year through and including January 1, 2029, by the lesser of (i) 1.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) 1,500,000 shares of common stock. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

In the course of our business, we and the third parties upon which we rely, may process proprietary, confidential and sensitive information, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

The sensitive information processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties on which we depend to operate our business, may be vulnerable to cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of threats, including but not limited to errors or malfeasance by our personnel or the personnel of the third parties, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks (such as credential stuffing), social engineering (including phishing), ransomware, supply-chain attacks, server malfunctions, software or hardware failure, loss of data or other information technology assets, adware, telecommunications failures and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely.

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

Although, to our knowledge, we have not experienced a material system failure or security incident to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of Livmarli and our product candidates, and similar events relating to their computer systems or data could also have a material adverse effect on our business. Security incidents and any unauthorized access or disclosure of our sensitive information could also compromise our intellectual property and patent portfolio, expose sensitive business information, expose the personal data of our employees, require us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. Such security incidents could also subject us to significant liability, harm our competitive position and delay the further commercialization and development of Livmarli and our product candidates.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2024, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except for limited circumstances set forth in the RIPA, the RIPA limits our ability to declare or pay dividends or make other distributions, directly or indirectly, without the consent of the Purchasers’ agent.

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

Mirum Pharmaceuticals, Inc.

Date: November 9, 2022	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: November 9, 2022	By:	/s/ Ian Clements, Ph.D.
Ian Clements, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)