Form 10-K
period 2022-12-31
Mirum Pharmaceuticals, Inc.
filed 2023-03-08
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $609.0 million, based on the closing price of the Registrant’s common stock on the Nasdaq Global Market of $27.50 per share.

The number of shares of Registrant’s common stock, par value $0.0001 per share, outstanding as of March 3, 2023 was 37,950,968.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our ability to obtain and maintain regulatory approval for our products and product candidates or any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•
our ability to grow and maintain our sales and marketing capabilities as well as our distribution capabilities, whether alone or with potential future collaborators;
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
•
regulatory and legal developments in the United States, certain countries in Europe and other foreign countries;
•
the performance of our third-party suppliers and manufacturers;
•
the success of competing therapies that are or may become available;
•
our ability to attract and retain key scientific or management personnel;
•
our estimates regarding the impact of geopolitical and macroeconomic developments, including the military conflict between Ukraine and Russia, related sanctions and the ongoing coronavirus (together with its variants, COVID-19) pandemic on our business and operations, the business and operations of our collaborators and on the global economy;
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

•
LIVMARLI® (maralixibat) oral solution (“Livmarli”) is our only U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) approved product and the success of our business depends, in part, on our ability to market and sell Livmarli profitably.
•
If we are unable to adequately grow, maintain and scale our marketing and sales capabilities or enter into or maintain rights pursuant to agreements with third parties to market and sell Livmarli, we may not be able to generate viable Livmarli revenues.
•
Livmarli or any one of our product candidates, if approved, may fail to achieve the market acceptance among physicians, patients and others in the medical community necessary for commercial success.
•
We rely completely on third parties to manufacture and distribute our clinical and commercial drug supplies, including certain sole-source suppliers and manufacturers. These third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.
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

Our product, Livmarli, a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor (“IBATi”), is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) one year of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months and older in Europe. We believe the prevalent patient population in the United States is approximately 2,000 to 2,500 pediatric ALGS patients, which, based on our current expectations and beliefs, represents a greater than $500.0 million market opportunity. ALGS is estimated to impact one out of every 30,000 births globally. We market and commercialize Livmarli in the United States and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We are also developing Livmarli for progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). Livmarli has been granted breakthrough therapy designation by the FDA for ALGS and PFIC type 2. We have submitted positive data from our Phase 3 study of Livmarli in patients with PFIC in a supplemental New Drug Application ("sNDA") to the FDA seeking approval for the treatment of cholestatic pruritus in patients with PFIC. We also expect to report topline data from our EMBARK Phase 2b clinical trial in BA in the second half of 2023.

We are advancing our second product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat for the treatment of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”). Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on IBAT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity. We expect to conduct an interim analysis of our VISTAS Phase 2b clinical trial in PSC in mid-2023, and report interim data from our VANTAGE Phase 2b clinical trial in PBC in the second half of 2023.

Our Strategy

Our goal is to strengthen our leadership position in rare and orphan diseases for which the unmet medical need is high. The key components of our strategy include:

•
Commercialize and advance regulatory approvals of Livmarli for the treatment of ALGS internationally. Livmarli is approved by the FDA and the European Commission for the treatment of cholestatic pruritus in patients with ALGS one year of age and older and two months of age and older, respectively. We are commercializing Livmarli in the United States and certain countries in Europe. Additionally, we have entered into several distributor and licensing agreements to advance Livmarli in numerous territories outside of the markets where we commercialize Livmarli directly.
•
Advance Livmarli through clinical development and seek regulatory approvals for the treatment of PFIC and BA. Livmarli has been granted breakthrough therapy designation by the FDA for PFIC type 2 and in October 2022 we announced positive results from the MARCH-PFIC Phase 3 clinical trial to evaluate Livmarli in PFIC. We submitted a sNDA in February 2023 seeking approval for the treatment of cholestatic pruritus in patients with PFIC. We are also evaluating the potential of Livmarli in the EMBARK Phase 2b clinical trial in BA. We plan to commercialize Livmarli for these indications with our existing commercial teams, if approved.
•
Develop and commercialize volixibat for the treatment of adults with PSC and PBC. We plan to further leverage our understanding of cholestatic liver disease with volixibat in adult settings. We are conducting adaptive, potentially registrational, Phase 2b clinical trials of volixibat in PSC and PBC.

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

Our Product Pipeline

The following graphic depicts each of our product candidates, the respective indications we are pursuing, the expected next milestones and regulatory designations:

Our Commercial Product

Livmarli for cholestatic pruritus in patients with ALGS

Livmarli is a novel, orally administered, minimally-absorbed solution approved by the FDA as a once daily medicine for cholestatic pruritus in patients with ALGS one year of age and older and by the EMA as a once daily medicine for cholestatic pruritus in patients with ALGS two months of age and older. Livmarli is an IBATi that prevents absorption of bile acids in the ileum, thereby lowering serum bile acid (“sBA”) levels in settings of cholestasis where excess bile acids cause symptomatic and progressive disease burden.

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

We believe the initial addressable patient population in the United States is approximately 2,000-2,500 pediatric ALGS patients. ALGS is estimated to impact one out of every 30,000 births globally. We believe this addressable number may grow with the availability of an oral therapy as an alternative to transplant for the treatment of pruritus due to ALGS as well as increased disease awareness and diagnosis.

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

Our Clinical Product Candidates

Livmarli in PFIC

PFIC is a heterogeneous group of rare autosomal recessive liver disorders of childhood characterized by mutations in genes encoding proteins involved in the hepatocellular transport system. These disorders result in disrupted bile composition and chronic cholestasis. Signs and symptoms arising from cholestasis in PFIC include debilitating pruritus, impaired growth, reduced quality of life, and progressive liver disease with most children undergoing liver transplantation.

There are several PFIC subtypes based on the underlying genetic deficiency. For example, PFIC1 is caused by mutations in the ATPase phospholipid transporting 8B1 gene (ATP8B1), located on chromosome 18, which encodes a phospholipid transporting transmembrane P-type adenosine triphosphatase known as FIC1. PFIC2 is caused by mutations in the ATP binding cassette subfamily B member 11 gene (ABCB11), located on chromosome 2, which encodes the bile salt export pump (BSEP), the main transporter of bile acids from hepatocytes to the canalicular lumen PFIC3 is caused by mutations in the ATP binding cassette subfamily B member 4 gene (ABCB4), located on chromosome 7, which encodes multidrug-resistance protein 3 (MDR3); this protein transports phospholipids into the canalicular lumen to neutralize bile salts and prevent injury to biliary epithelia and bile canaliculi. Other deficiencies include that of the tight junction protein 2 (TJP2) and myosin VB (MYO5B).

PFIC affects approximately one in 50,000 to 100,000 births in the United States and Europe and typically presents within the first three to six months of life. Surgical options such as partial external biliary drainage and liver transplantation can be effective, but are expensive, may require life-long administration of immuno-suppressants and have potential for significant comorbidities. Only a portion of the patients who require a liver transplant are able to match with a suitable donor organ, and there can be serious complications, for example, rapid re-occurrence of disease and steatosis. Odevixibat was recently approved for the treatment of pruritus in patients with PFIC, though we believe there is still unmet medical need for new therapies for PFIC.

Livmarli has been granted breakthrough therapy designation by the FDA for PFIC2 based on the response observed in the Phase 2 INDIGO clinical trial. Data from our Phase 3 MARCH-PFIC registrational study was positive across a broad spectrum of PFIC subtypes. The figure below shows significant pruritus improvement. The proportion of patients with a ItchRO(Obs) pruritus score of ≤1 was 62% for those on Livmarli versus 28% for those on placebo (p<0.0001). Additionally, significant improvements were also seen in sBA and bilirubin levels.

Observed Weekly Average of the Worst Daily Pruritus Score over time in PFIC 1, 2, 3, 4 and 6

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

Volixibat

We are advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat for the treatment of PSC and PBC. Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on IBAT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity.

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

There are no approved therapies for PSC in the United States. A variety of licensed and off-label therapies are currently used to reduce the impact of the progressive nature of PBC. These include UDCA, obeticholic acid, peroxisome proliferator activator receptors like bezafibrate and fenofibrate, and others. However, the few therapeutic options available to manage PBC associated pruritus are temporary and/or suboptimal.

License, Finance and Royalty Agreements

Assignment and License Agreement with Shire International GmbH (Takeda)

In November 2018, we entered into an assignment and license agreement (“Shire License Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda Pharmaceutical Company Limited. Pursuant to the Shire License Agreement, Shire assigned, transferred and conveyed all of its right, title and interest in and to the Pfizer Agreement, Satiogen Agreement and Sanofi Agreement, (collectively, the "Assigned License Agreements"), each of which is defined below.

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

We are required to pay Shire up to an aggregate of $109.5 million upon the achievement of certain other clinical development and regulatory milestones for Livmarli in the PFIC, ALGS and BA indications, and a $25.0 million payment upon regulatory approval of Livmarli for each and every other indication. Each such milestone payment will be paid only once for each such indication during the term of the Shire License Agreement, the first time Livmarli reaches such milestone event, regardless of the number of times such milestone is reached by Livmarli for the same indication. In addition, we are required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Each such milestone payment will be paid only once for the first indication for which volixibat is developed during the term of the Shire License Agreement, the first time volixibat reaches such milestone event, regardless of the number of products or the number of indications for which volixibat is developed.

Under the Shire License Agreement and Assigned License Agreements, to date, we have paid aggregate development and regulatory milestones of $66.0 million related to our Livmarli and volixibat programs.

Upon achievement of certain thresholds for aggregate worldwide net sales for all Shire Licensed Products, we are required to pay Shire, on a one-time, non-refundable and non-creditable basis, up to an aggregate of $30.0 million in tiered sales milestone payments. Lastly, upon certain annual worldwide net sales of all Shire Licensed Products, we are required to pay Shire, on a non-refundable and non-creditable basis, tiered royalties with rates ranging from low double-digits to mid-teens (“Shire royalties”). As we make royalty payments to Satiogen, which is defined below, under the Satiogen Agreement, the Shire royalties will be reduced by a low single digit percentage of net sales. Similarly, if we actually make royalty payments to Sanofi, which is defined below, under the Sanofi Agreement, the Shire royalties will be reduced by low to high single digit percentages of certain net sales thresholds.

Under the Shire License Agreement, we are prohibited from developing any competing product prior to the five-year anniversary of the first commercial sale of a Shire Licensed Product, or commercializing any competing product prior to the eight-year anniversary of the first commercial sale of a Shire Licensed Product. For purposes of the Shire License Agreement, a competing product is any product that is or contains a compound (A) where the primary method of action is ASBT inhibition activity, which is another term for IBAT inhibition, or (B) that is commercialized or developed for any PFIC, ALGS, or BA indication, except (B) shall not apply with respect to (1) a given indication if a product failure has occurred with respect to such indication (e.g., if a product failure has occurred for a Shire Licensed Product for the BA indication, we may thereafter develop and commercialize a product for the BA indication if such product uses a different primary method of action than ASBT inhibition activity) or (2) a given product if such product is a product that is not deleterious to the sales or pricing of a Shire Licensed Product.

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

License Agreement with Pfizer Inc.

Through the Shire License Agreement, we were assigned the rights to the license agreement (“Pfizer Agreement”), with Pfizer Inc. (“Pfizer”), pursuant to which we obtained an exclusive, worldwide license to Pfizer’s know-how related to Livmarli, ("the Pfizer Know-How"). Under the Pfizer Agreement, we are permitted to research, develop, manufacture and commercialize products utilizing the Pfizer Know-How for the diagnosis, treatment, prevention, mitigation and cure of human diseases and disorders, and to sublicense such rights. Pfizer retained the right to use the Pfizer Know-How to conduct internal research and to use a third party to conduct research on Pfizer’s behalf.

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

As consideration, upon commercialization of any product utilizing the Pfizer Know-How, we are required to pay to Pfizer a low single-digit royalty on net sales of such products sold by us, our affiliates or sublicensees. Our royalty obligations continue on a licensed product-by-licensed product basis until the eighth anniversary of the first commercial sale of such licensed product anywhere in the world. We currently pay royalties to Pfizer on our sales of Livmarli.

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

We may unilaterally terminate the Sanofi Agreement for any reason or no reason upon 60 days’ written notice to Sanofi. We may also terminate the Sanofi Agreement on a country-by-country or licensed product-by-licensed product basis upon written notice to Sanofi (1) if we reasonably determine that we are precluded from proceeding with the first Phase 2b clinical trial for a product utilizing the Sanofi Technology in certain major markets due to certain safety failures or (2) after using diligent efforts, we reasonably determine that we are precluded from proceeding with a Phase 3 clinical trial for a product utilizing the Sanofi Technology in certain major markets due to certain safety or efficacy failures. Either party may terminate the Sanofi Agreement in the event of the other party’s insolvency or for the other party’s material breach of the Sanofi Agreement which remains uncured after 90 days of receiving written notice of such breach, or ten business days in the case of a payment breach. Absent early termination, the Sanofi Agreement will remain in effect on a country-by-country and licensed product-by-licensed product basis until the expiration of our royalty payment obligations for such licensed product in such country.

License Agreement with Satiogen Pharmaceuticals, Inc.

Through the Shire License Agreement, we were assigned the rights to the license agreement, as amended (“Satiogen Agreement”), with Satiogen Pharmaceuticals, Inc (“Satiogen”), now a wholly-owned Mirum entity, under which we obtained an exclusive, worldwide license to certain patents and know-how controlled by Satiogen related to ASBTis (“ASBTi Technology”), and TGR5 agonists (“TGR5 Technology”). Under the Satiogen Agreement, we are permitted to develop, manufacture and commercialize products utilizing the ASBTi Technology or TGR5 Technology for the diagnosis, treatment, prevention, mitigation and cure of human diseases and disorders, other than diabetes, obesity or a combination thereof, and to sublicense such rights. In March 2017, the Satiogen Agreement was amended to terminate the license of certain patents related to the ASBTi Technology and TGR5 Technology as each relates to diabetes and obesity. In May 2022, we completed the merger and acquisition of Satiogen in which Satiogen became our wholly-owned subsidiary.

We have sole responsibility and control over development and commercialization activities for products utilizing the ASBTi Technology or TGR5 Technology under the Satiogen Agreement and we are required to use commercially reasonable efforts to develop and commercialize such licensed products.

We are required to pay to Satiogen a low single-digit royalty on net sales of products utilizing the ASBTi Technology or TGR5 Technology sold by us and our affiliates. Our royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent or patent application covering the applicable licensed product in such country. The term of the last patent or patent application licensed under the Satiogen Agreement ends on August 30, 2031, absent patent term adjustment or extension.

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

We have developed and continue to develop patent portfolios around our product candidates, Livmarli and volixibat. We have rights to pending patent applications in the United States, Europe, South Korea, Hong Kong, China, Japan, Mexico and Singapore covering the methods of treating various cholestatic liver indications using maralixibat and/or volixibat which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to two issued patents in the United Stated directed to treating or ameliorating PFIC2 and treating or ameliorating a pediatric disorder characterized by having a non-truncating BSEP mutation selected from PFIC2, BRIC2, and drug induced cholestasis in a pediatric subject comprising administering Livmarli, both of which expire in October 2032. We have rights to an issued United States Patent No. 11,229,647 in the United States directed to treating ALGS in a pediatric subject comprising administering to the subject about 400 ug/kg/day to about 800 ug/kg/day maralixibat chloride expiring in February 2040. This patent is listed in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”) for Livmarli. We have rights to granted and/or issued patents in Australia, Brazil, Canada, China, Israel, Japan, Mexico, South Korea, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Turkmenistan, South Africa and Macau covering the methods of treating cholestasis using IBATis that have limited systemic exposure, which expire in October 2032. We also have rights to pending patent applications in United States, Europe, Australia, Japan, Eurasia, South Korea, Hong Kong and Singapore, covering methods of treating pediatric cholestatic liver diseases using IBATis that have limited systemic exposure, which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to granted and/or issued patents in Australia, Brazil, Canada, China, Israel, Japan, Mexico, South Korea, South Africa, Singapore, Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Slovak Republic, Spain, Sweden, Switzerland, United Kingdom, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Macau and Turkmenistan covering methods of treating pediatric cholestatic liver diseases using IBATis that have limited systemic exposure, which expire in October 2032. We also have rights to a granted patent in South Africa covering pediatric dosage forms of IBATis that have limited systemic exposure, which expires in October 2032. We have rights to pending patent applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods for modulating a dosage of an IBATi and to methods for using patient genotype to predict response to IBATi administration in patients with BSEP deficiency. We have rights to pending applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods for treating cholestatic liver disease comprising administering higher dosages of IBATis. We have rights to pending applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods of increasing growth in pediatric subjects having cholestatic liver disease by administering IBATis. Any patents issuing from these applications would expire in February 2040, absent any patent term adjustments or extensions. We have licensed patent applications in the United States and a pending application in Europe from Satiogen covering therapeutic uses of IBATis that have limited systemic exposure for treating inflammatory intestinal conditions, which, if issued, would expire in May 2031, absent any patent term adjustments or extensions. Two of these Satiogen applications recently issued as United States Patent No. 10,251,880 and 11,260,053, the latter being Orange-Book listable for Livmarli. We have licensed an issued United States patent, as well as issued foreign counterparts in Argentina, Austria, Australia, Belgium, Canada, Switzerland, China, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Ireland, Israel, India, Italy, Japan, South Korea, Liechtenstein, Mexico, Malaysia, Netherlands, Norway, Portugal, Russia, Sweden, Singapore, Taiwan, Turkey, and Brazil from Sanofi, that cover the composition and methods of making volixibat and salts thereof, expiring in December 2027. Patents related to Livmarli and volixibat may be eligible for patent term extensions in certain jurisdictions, including the United States, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted and/or issued. Similar to the patent term-extensions in the United States, Supplementary Protection Certificates (“SPCs”) serve as an extension to a patent right in the European Union for up to five years. Unlike patent term extensions, SPCs apply to extend the protection afforded by the relevant patent solely in relation to the product covered by the marketing authorization.

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

In the United States, maralixibat has been granted new chemical entity (“NCE”) exclusivity until September 29, 2026. This five years of post-FDA approval exclusivity runs concurrently with its seven years orphan drug exclusivity for the treatment of ALGS. Upon approval in the United States, as volixibat has not previously been approved in the United States for any indication, it may be eligible for five years of NCE exclusivity, which would run concurrently with its seven years of orphan drug exclusivity if we obtain orphan drug designation for its approved uses.

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

Sales and Marketing

We believe we have built the commercial infrastructure necessary to effectively support the commercialization of Livmarli, and volixibat, if approved, in North America and certain countries in Europe and are using strategic partners, and distributors to assist in the commercialization of Livmarli and volixibat in other markets.

The commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. Additional capabilities important to the marketplace include the management of key accounts such as managed care organizations, group-purchasing organizations, specialty pharmacies, government accounts and reimbursement support. Based on the number of physicians that treat cholestatic liver diseases, we have designed our commercial organization to target the relevant audience for Livmarli and volixibat in North America and certain countries in Europe primarily through an internal sales force. To maintain and further develop the appropriate commercial infrastructure, we have invested and expect to continue to invest significant amounts of financial and management resources to our commercial organization.

In addition, we have built a medical affairs organization and multiple capabilities across North America and Europe to meet the scientific and medical educational needs of the healthcare providers and patients in the rare liver disease community that are focused on providing accurate disease state and balanced product information for appropriate management of patients with rare liver disorders. Medical affairs is comprised of medical information, patient advocacy, patient diagnosis, medical science liaisons, research and educational grants.

We have entered into a services agreement with Eversana, a leading provider of commercial support services to the life science industry, to provide integrated nationwide distribution, specialty pharmacy, medical information, patient services and hub support for Livmarli in the United States. Similarly, we have entered into a service agreement with Movianto to provide integrated distribution outside the United States.

Customers

Livmarli is currently distributed in the U.S. through a single specialty pharmacy. Sales outside of the U.S. are sold to our authorized distributors. Both the specialty pharmacy and the authorized distributors act as intermediaries between us and the end-users and generally do not stock significant quantities of our products. In certain countries, governments place large periodic orders. The timing of these orders can be inconsistent and can create quarter-to-quarter variation in revenue.

Further, in 2023, we began selling Livmarli to pharmacies in certain European countries which act as intermediaries between us and end-users. These pharmacies do not stock significant amounts of inventory.

Manufacturing

We do not own or operate manufacturing facilities for the production of Livmarli and volixibat or other product candidates that we may develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished products, including clinical supplies. Over the course of the development of our IBATis we have used and continue to use multiple third-party contract manufacturers. We have entered into and expect to continue to enter into agreements for commercial production of Livmarli. We do not have any current contractual arrangements for the manufacture of commercial supplies of volixibat. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

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

Outside of surgery and Livmarli, there are no other approved therapies for the treatment of ALGS in the United States. There are no FDA-approved therapies for the treatment of BA or PSC in the United States. Symptomatic treatment with antipruritics, such as cholestyramine, typically provides only modest relief. Bristol Myers Squibb Company has discontinued its brand name cholestyramine, but generic versions of the drug are marketed by Upsher-Smith Laboratories, Inc., Par Pharmaceutical Companies, Inc., Sandoz Inc., the generic pharmaceuticals division of Novartis AG and others. UDCA, also known as ursodiol, is marketed by a number of generic pharmaceutical companies such as Mylan Inc., Actavis Inc., Lannett Company, Inc. and Par Pharmaceutical Companies, Inc.

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

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Albireo Pharma, Inc. (“Albireo”) have IBATis in clinical development for cholestatic liver diseases. We are aware that Albireo was purchased by Ipsen Pharma (“Ipsen”) in the first quarter of 2023. We are aware that Ipsen (Albireo) has received approval for odevixibat for the treatment of pruritus in patients with PFIC in the United States and for the treatment of PFIC in Europe. Ipsen (Albireo) has been granted orphan designation for PFIC in Europe and if Livmarli is deemed similar, it could prevent the approval of Livmarli in PFIC or result in the loss of orphan designation for Livmarli for PFIC in Europe. Ipsen (Albireo) is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. We are aware that Ipsen (Albireo) has submitted an sNDA to the FDA with a Prescription Drug User Fee Act date of June 15, 2023, as well as a variation application to the EMA seeking approval for odevixibat for use in patients with ALGS. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its IBATi in PBC patients and has initiated a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282, Escient Pharmaceuticals’s EP547, Chemomab Therapeutics Ltd.’s CM-101, and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Ipsen’s elafibranor, Zydus Therapeutics Inc.’s saroglitazar magnesium, Escient Pharmaceuticals Inc.’s EP547, NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas Therapeutics AB’s setanaxib and COUR Pharmaceuticals’ CNP-104.

Government Regulation and Product Approval

As a pharmaceutical company that operates globally, we are subject to extensive regulation. Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. Generally, our activities in other countries are or will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the drug product. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time during the patent's term between the effective date of an IND and the submission date of an NDA plus the time during the patent's term between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a NCE. A drug is a NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity and/or non-infringement to one of the patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book). The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to, all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity for the approved indication, except in certain circumstances. Pediatric exclusivity is another type of non-patent market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Other U.S. Healthcare Laws and Compliance Requirements

We are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and health care provider transparency or "sunshine" laws and regulations.

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

We also are or will become subject to privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, in relation to clinical trials in Europe, we are subject to Regulation (EU) 2016/679, the General Data Protection Regulation and similar laws in European countries outside of the EU (collectively, the “GDPR”), in relation to our collection, control, processing and other use of personal data (i.e., data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area, including the health and medical information of these participants. The GDPR also provides that European Union Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to European Union rules with respect to cross-border transfers of personal data out of the European Union and European Economic Area. We are subject to the supervision of local data protection authorities in those European Union jurisdictions where we are established or otherwise subject to the GDPR, and we maintain an office in Switzerland, which has similar privacy and data protection laws and regulations. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which requires covered companies to provide new disclosures to California residents and honor their requests to access, delete and opt-out of certain sharing of their personal data. The CCPA, which took effect on January 1, 2020, provides for civil penalties for violations and private right of action for certain data breaches. The CCPA has expanded substantially as a result of the California Privacy Rights Act of 2020, which, among other things, creates a new administrative agency to implement and enforce California’s privacy laws effective January 1, 2023. While certain clinical trial activities are exempt from the CCPA’s requirements, other personal data that we handle may be subject to the CCPA, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Act was enacted, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the Affordable Care Act and our business.

Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products

At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in July 2021 the current administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the current administration’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

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

Previously, in the European Union, pursuant to the EU Clinical Trials Directive 2001/20/EC, a CTA had to be submitted to each country’s national regulatory authority in which the clinical trial was to take place, together with an independent ethics committee, much like the FDA and IRB, respectively. Although the Directive had sought to harmonize the EU clinical trials regulatory framework, EU Member States transposed and applied the provisions of the Directive differently, leading to significant variation in the regulatory regimes of the member states. In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on 31 January 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union. Pursuant to the Regulation, the sponsor shall submit a single CTA via the EMA’s Clinical Trials Information System, or CTIS, which will cover all regulatory and ethics assessments from the member states concerned.

Any submissions made from January 31, 2023 onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025 must be made through CTIS. Once the CTA is approved in accordance with a member state’s requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the European Union is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states. The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new EU database.

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

Human Capital Management

As of December 31, 2022, we employed 196 employees, all of whom are full-time, consisting of clinical, research, operations, finance and business development personnel. Twenty-six of our employees hold Ph.D. or M.D.

degrees. Further, 157 of our employees are located in the United Sates, and 29 are located in Switzerland, two in the Netherlands, three in Italy, three in Germany and two in France. As of December 31, 2022, none of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

We expect to continue to add employees in 2023, with a focus on clinical, research and development and commercialization activities. We continually evaluate the business need and opportunity to expand our team and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.

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

We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity. To accomplish this, we have included questions in our engagement survey to measure employee perception of inclusive culture. In 2020, we established a Culture Team that now consists of two sub-teams, one internationally and one in the United States with over 25 employees across a representative cross-section of departments. Amongst other initiatives, our Culture Team engages in continual discussions across the various business functions to identify potential actions to address areas of improvement and is focused on building accountability across the organization to ensure we meet our diversity objectives. Our 2023 engagement survey that we conducted using Culture Amp, concluded with a 96% participation rate and a 90% overall engagement score.

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

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We may take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until December 31, 2024 or until we are no longer an “emerging growth company,” whichever is earlier. We will cease to be an emerging growth company prior to the end of such period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Risks Related to Commercialization of Products and Development of our Product Candidates

Livmarli is our only FDA and EMA-approved product and the success of our business depends, in part, on our ability to market and sell Livmarli profitably.

Livmarli is approved by the FDA for the treatment of cholestatic pruritus in patients with ALGS one year of age and older and by the EMA for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. The success of our business depends, in part, on our ability to market and sell Livmarli profitably. Our successful commercialization of Livmarli depends on a number of factors, including, among others, the following:

•
our ability to grow and maintain our sales team and scale our distribution capabilities in the United States (“U.S.”) and certain countries in the Europe;
•
the availability of adequate reimbursement for Livmarli and a commercially viable sales price of Livmarli;
•
acceptance by physicians, payors and patients of the benefits, safety and efficacy of Livmarli, including relative to alternative and competing treatments;
•
a continued acceptable safety profile of Livmarli;
•
the effect of recent or potential health care legislation and regulatory changes in the U.S. and the European Union (“EU”);
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

If we are unable to adequately grow, maintain and scale our marketing and sales capabilities or enter into or maintain rights pursuant to agreements with third parties to market and sell Livmarli, we may not be able to generate viable Livmarli revenues.

To successfully commercialize Livmarli we must grow, maintain and appropriately scale our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. The majority of pediatric cholestatic patients are treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We have established our own commercial capabilities in the U.S. to target these centers. We are also in the process of further establishing our capabilities in certain major European markets and Canada and have entered into a limited number of partner and distributor agreements in other select geographies. We plan to continue to evaluate opportunities to partner with pharmaceutical companies that have established sales and marketing capabilities to commercialize Livmarli and our other product candidates, if approved, outside of these geographies. Our projections of the commercial and sales needs to target these markets may not be accurate. If we are materially off from our projections, our business and operating results would be harmed.

The growth and maintenance of our own sales force to market Livmarli are expensive and time-consuming. Moreover, we may not be able to successfully or adequately develop this capability for our product candidates in development. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of Livmarli, and any agreements with such third parties may not be on terms that are favorable to us. To the extent we do rely on third parties to commercialize Livmarli and our other product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In addition, we have entered into a limited number of partner and distributor agreements. Any loss, commercial failure, or termination of rights pursuant to these agreements could delay or hinder our commercialization efforts.

In the event we are unable to successfully grow and maintain our marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize Livmarli and our other product candidates, if approved, and our business, results of operations, financial condition, and prospects would be materially adversely affected.

Our commercial success may be severely hindered if we are unable to obtain and/or maintain adequate coverage and reimbursement for Livmarli and any future product candidates, if approved.

The availability of coverage and adequate reimbursement from private third-party payors such as pharmacy benefit managers and commercial insurers, and governmental healthcare programs, such as Medicaid, is critical to the commercial success of Livmarli in the U.S. and in international markets. Coverage for Livmarli may be adversely affected by a number of factors, including, but not limited to:

•
increasing and intense pressure from political, social, competitive and other sources to reduce drug unit costs or limit changes in list price;
•
changes in federal, state or foreign government regulations or private third-party payors’ reimbursement policies;
•
reimbursement decisions and price negotiations with foreign government payors;
•
consolidation and increasing assertiveness of commercial payors seeking net price reduction via drug rebates and other forms of discounts linked to the placement of Livmarli on their formularies; and
•
the imposition of restrictions on access or coverage of particular drugs or pricing.

A trend in the healthcare industry is cost containment. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs by, among other methods, limiting or preventing (for example via prior authorization, prior therapy or step edit requirements) coverage for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and/or challenging the value of list prices charged for medical products. Similarly, the containment of healthcare costs has become a priority for federal and state governments around the world. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

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

In many foreign countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control and the proposed pricing for a drug must be approved before it may be lawfully marketed. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels. For instance, governmental authorities in the EU and third-party payors could base pricing and reimbursement terms on what they perceive to be comparable products, even if approved for different indications. These pricing and reimbursement decisions may impact the pricing and reimbursement of Livmarli in such jurisdictions. Moreover, political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations often continue after coverage and reimbursement have been obtained. Reference pricing or pricing comparisons to our competitors used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.

Historically, products launched in the EU and other foreign countries do not follow price structures of the U.S. and generally prices tend to be significantly lower and the time to obtain pricing and reimbursement approvals is significantly longer. If pricing is set at unsatisfactory levels or if reimbursement of Livmarli and any future product candidates, if approved, is unavailable or limited in scope or amount, our revenues from sales by us or our partners and the potential profitability of our approved products or any future product candidates, if approved, in those countries would be negatively affected.

Livmarli or any one of our product candidates, if approved, may fail to achieve the market acceptance among physicians, patients and others in the medical community necessary for commercial success.

The commercial success of Livmarli or any one of our product candidates, if approved, depends significantly on the market acceptance among physicians, patients, tertiary care centers, transplant centers and others in the medical community. The degree and rate of market acceptance depends on a number of factors, including, among other things:

•
patient demand;
•
the availability of adequate reimbursement from private third-party payors and government authorities;
•
the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
•
the cost of treatment in relation to alternative treatments and patients willingness to pay for Livmarli or our then-approved products, including relative to discretionary items;
•
our ability to successfully compete with available off-label therapies, future approved therapies, and therapies in development and available for use through expanded access programs;
•
acceptance by physicians, patients, tertiary care centers, transplant centers and others in the medical community that Livmarli or our then-approved product candidates are safe and effective treatments;
•
physician and patient willingness to adopt a new therapy over other available therapies, including, for Livmarli, to treat cholestatic pruritus in patients with ALGS;
•
limitations, warnings or adverse drug reactions contained in the labeling or product inserts approved by the FDA, EMA or comparable regulatory authorities, and patients’ and physicians’ assessment of these limitations and warnings;
•
overcoming any biases physicians or patients may have toward particular therapies for the treatment of the indications Livmarli or our then-approved product candidates are approved for;
•
patients and caregivers properly using Livmarli or our then-approved product candidates as instructed;
•
the prevalence and severity of side effects from the use or potential misuse of Livmarli or our then-approved product candidates;
•
relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies, and patient satisfaction with the overall treatment experience;
•
the ability of specialty pharmacies we contract with to process prescriptions and dispense Livmarli or our then-approved product candidates and the processes required to place orders with those pharmacies;

•
the ability of our patient services hub to provide adequate support for patients and physicians to prescribe and access Livmarli and our then-approved product candidates;
•
the timing of market introduction of Livmarli and any then-approved product as well as competitive products;
•
the effectiveness of our sales, marketing and distribution efforts and those of the third parties with whom we contract;
•
adverse publicity about Livmarli or our then-approved product candidates or favorable publicity about competitive products;
•
potential product liability claims;
•
our ability to manage our growth and operations to effectively support our commercialization activities; and
•
for Livmarli, patient satisfaction leading to a high percentage of patients deriving clinical benefit and staying on Livmarli chronically in the real world setting, as has been seen in clinical trials.

If Livmarli or any of our then-approved product candidates fails to achieve the market acceptance among physicians, patients, tertiary care centers, transplant centers and others in the medical community necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

Livmarli and our product candidates may cause undesirable side effects or have other properties that could limit Livmarli’s commercial profile, expose us to product liability claims, delay or prevent regulatory approval of our product candidates or additional indications, or result in significant negative consequences following any additional marketing approval, any of which may adversely impact our business, financial condition, operating results and prospects.

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events (“AEs”) associated with our product candidates’ use. Results of our clinical trials and expanded access program could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or comparable regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Additionally, in respect of Livmarli or if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by Livmarli or such product candidates or other products with the same or related active ingredients, a number of potentially significant negative consequences could result, including, among other things:

•
regulatory authorities may withdraw approvals of such product, including the FDA or EMA withdrawing approval for Livmarli;
•
regulatory authorities may require additional warnings on the label;
•
regulatory authorities may require a recall or we or our potential partners may voluntarily recall such product;
•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients at significant cost or instate a REMS;

•
regulatory authorities may require the addition of warnings, such as black box or other warnings, or contraindications in the product labeling that could diminish the usage of the product or otherwise limit the commercial success of Livmarli or the affected product;
•
our ability to promote Livmarli and any then-approved product may be limited and we could be required to change administration of, or modify, such product in some other way;
•
regulatory authorities may require us to modify, suspend or terminate our clinical trials, conduct additional clinical trials or engage in costly post-marketing testing and surveillance to monitor the safety or efficacy of such product;
•
undesirable side effects may limit physicians’ or patients’ willingness to initiate or continue therapy with such product;
•
sales may decrease significantly;
•
we could be sued and held liable for harm caused to patients; and
•
our corporate brand and reputation or the reputation of Livmarli and any then-approved product may suffer.

Such events could prevent us from achieving or maintaining market acceptance of Livmarli or the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.

We participate in, or are subject to, the Medicaid Drug Rebate Program, as administered by Centers for Medicare & Medicaid Services (“CMS”), and other federal and state government pricing programs in the U.S., and we may participate, or be asked to participate, in additional government pricing programs or supplemental rebates in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer’s price (“AMP”), for single source and innovator multiple source drugs, beginning January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition. In addition, the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate AMP, and best price, for compliance with reporting requirements under the Medicaid Drug Rebate Program. Additionally, several states have a practice of asking or are increasing activity in requesting supplemental rebates for covered products. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and best price data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the civil False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

We may face product liability exposure, and if claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability suits for Livmarli and our product candidates. Livmarli and our product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, failure to follow instructions, misuse or abuse associated with Livmarli or our product candidates could result in injury to a patient or even death. In addition, a liability claim may be brought against us even if Livmarli or our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by, among others, consumers, their family members, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product or product candidates. If we are the target of product liability claims, we will incur substantial legal costs, potential liabilities and could incur reputational harm if we do not successfully defend ourselves.

In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•
the inability to commercialize Livmarli or our product candidates, if approved;
•
decreased demand for Livmarli or our product candidates;
•
termination of clinical trial sites or entire trial programs;
•
product recall or withdrawal from the market or labeling, marketing or promotional restrictions;
•
impairment of our business reputation and negative media attention;
•
substantial costs of any related litigation or similar disputes;
•
distraction of management’s attention and other resources and employees from our primary business;
•
substantial monetary awards to patients or other claimants against us that may not be covered by insurance; and
•
loss of revenue.

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

If we are found to have improperly promoted off-label uses of Livmarli, or unapproved uses of our other product candidates, if approved, or if physicians misuse or use off-label Livmarli or our other product candidates, if approved, we may become subject to prohibitions on the sale or marketing of such products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA, EMA and comparable regulatory authorities strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA, EMA or comparable regulatory authorities as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although Livmarli may appeal to individuals who have not been diagnosed with cholestatic pruritus associated with ALGS or suffer from other forms of cholestatic pruritus, we are only able to promote Livmarli in the U.S. for cholestatic pruritus associated with ALGS in patients one year of age and older and in the EU for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. If we are found to have promoted off-label uses of Livmarli or our other product candidates, if approved, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Further, both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion and to undertake corrective remedies.

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

Livmarli and our product candidates are subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. We may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or comparable regulatory authorities approve a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, post-marketing obligations, storage, advertising, promotion, import, export and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. For example, we are subject to ongoing FDA and EMA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for Livmarli, which requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with cGMP requirements and with the FDA’s good clinical practice (“GCP”).

In addition, Livmarli was the subject of a marketing authorization granted by the European Commission in accordance with Article 14.8 of the EMA Regulations under exceptional circumstances. This type of authorization is reviewed annually to reassess the risk-benefit balance of the medicinal product. The purpose of any specific procedures/obligations imposed as part of the marketing authorization granted in exceptional circumstances is to contribute to the provision of information on the safe and effective use of the product. Grant of a marketing authorization in exceptional circumstances is for a renewable period of one year and will normally not lead to the completion of a full dossier/approval. In addition, we are subject to FDA and EMA post-marketing requirements including the conduct and submission of non-clinical, clinical and registry studies and the FDA’s and EMA’s prohibition against marketing Livmarli for uses that are not approved by the FDA and EMA, respectively, as reflected in Livmarli’s approved labeling. These and similar requirements could be imposed by the FDA, EMA or comparable regulatory authorities for any approved product.

In addition, manufacturers of drug and biologic products and their facilities are subject to continual review and periodic inspections by the FDA, EMA or comparable regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, such events may result in, among other things:

•
restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•
fines, untitled letters, warning letters or holds on clinical trials;
•
refusal by the FDA or EMA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•
product seizure or detention, or refusal to permit the import or export of a product; and
•
injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above or any similar event or penalty may inhibit our ability to commercialize Livmarli or our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s, EMA’s and comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for our product candidates or restrict marketing of Livmarli and any then-approved product. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We may pursue approval in the U.S. or certain countries in Europe using accelerated approval, exceptional circumstances or conditional approval pathways, which typically require commitments to complete additional clinical trials. The additional clinical trials may not confirm the treatment effect, which may result in the loss of marketing authorization under accelerated approval, exceptional circumstances or conditional approval.

Our business depends, in part, on the success of our product candidates, each of which requires significant clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Our business and future success depends, in part, on our ability to obtain regulatory approval for, and then successfully commercialize our product candidates. Our product candidates will require clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Further, we are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, EMA or comparable regulatory authorities, and we may never receive such regulatory approvals for our product candidates.

Our clinical trials may not be successful and may not be completed on time or at all, and the FDA, EMA or comparable regulatory authorities may disagree with the design or implementation of our clinical trials. For example, in certain of our ongoing clinical trials, the primary efficacy endpoint is a patient-reported outcome or a caregiver-reported outcome measuring the decrease in severity of pruritus. The FDA, EMA or comparable regulatory authorities may not accept such patient-reported outcomes or caregiver-reported outcomes as validated. If modifications are needed for our study design to support the submission of an application for marketing approval, incorporating such modifications may be costly and could lead to delays in obtaining approval from the FDA, EMA or comparable regulatory authorities, which may significantly, adversely and materially affect our ability to successfully commercialize our product candidates. Further, even if we make changes to the study design to address these considerations, the FDA, EMA or comparable regulatory authorities may not approve our product candidates.

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA, EMA or comparable regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. We believe that the results from our single Phase 3 clinical trial, will be sufficient to support an NDA supplement seeking approval for Livmarli for the treatment of cholestatic pruritus associated with PFIC; however, the FDA may not agree to this approach. We reported positive topline data for our MARCH Phase 3 clinical trial for PFIC in October 2022. However, the FDA may require us to conduct additional Phase 3 trials before we are able to obtain approval for this indication, if ever.

To the extent that the results of our clinical trials are not satisfactory to the FDA, EMA or comparable regulatory authorities for support of a marketing application, approval for our product candidates may be significantly delayed or prevented, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional clinical trials in support of potential approval for our product candidates.

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

Further, each indication for which we are evaluating Livmarli and volixibat is a rare cholestatic liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of Livmarli and volixibat. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. In addition, patients may ultimately decide not to enroll in a particular clinical trial for reasons outside of our control. We are also conducting clinical trials in countries that have not yet had Livmarli or volixibat trials conducted and we have not yet worked with such foreign regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with Livmarli or volixibat. Additionally, other pharmaceutical companies targeting these same cholestatic liver diseases are recruiting clinical trial patients from these patient populations, and have expanded access programs available, which may delay or make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays. As a result, we may need to delay the completion of such trials beyond our expected timelines or abandon one or more clinical trials altogether.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, volixibat has been evaluated primarily for the treatment of non-alcoholic steatohepatitis and has not been evaluated in PSC or PBC, and our clinical development strategy is predicated on observations of IBAT inhibition in cholestatic settings. Similarly, Livmarli has not yet been evaluated in BA. As such, our hypothesis of efficacy in these diseases will be evaluated in these target patient populations and may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow clinical trial protocols, or if our clinical trials are otherwise disrupted, the integrity of data from our clinical trials may be compromised or not accepted by the FDA, EMA or comparable regulatory authorities, which would represent a significant setback for the applicable program. Additional safety data generated from our expanded access program and post-marketing studies could be different from, including less favorable than, the data generated and discussed with regulatory authorities to date. Our clinical trials may not be successful, and any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in other indications.

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs for us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA, EMA or comparable regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an IND application or similar regulatory filing. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome.

We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•
the FDA, EMA or comparable regulatory authorities disagreeing as to the design or implementation of our clinical trials or agreement to commence our clinical trials;
•
the FDA’s, EMA’s or comparable regulatory authorities’ failure to accept our proposed manufacturing processes and suppliers and/or requirement to provide additional information regarding our manufacturing processes before providing marketing authorization;
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
•
subjects experiencing severe or unexpected drug-related AEs;
•
occurrence of serious adverse events (“SAEs”) in clinical trials of the same class of agents conducted by other companies;

•
a facility manufacturing our product candidates or any of their components being ordered by the FDA, EMA or comparable regulatory authorities to temporarily or permanently shut down due to violations of cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•
any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
•
the impact of geopolitical and macroeconomic developments on our ongoing and planned clinical trials.
•
failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or comparable regulatory authorities resulting in the imposition of a clinical hold, suspension or termination.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA, EMA or comparable regulatory authorities. The FDA, EMA or comparable regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA, EMA or comparable regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA, EMA or comparable regulatory authorities, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S., the EMA in the EU and by comparable regulatory authorities in other markets. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

Prior to obtaining approval to commercialize a product candidate in the U.S. or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or comparable regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, EMA or comparable regulatory authorities. The FDA, EMA or comparable regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. For example, we recently announced positive results from our Phase 3 MARCH clinical trial of Livmarli in PFIC. We plan to submit these data to regulatory authorities for the treatment of pruritus due to PFIC, but regulatory authorities may not agree with our interpretation of the results and may not grant approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, EMA or comparable regulatory authorities may disagree with the design or implementation of our clinical trials or the validation of our caregiver and patient reported outcome instruments;
•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
the FDA, EMA or comparable regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the U.S.;
•
we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable regulatory authorities that a product candidate is safe and effective for any of its proposed indications;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable regulatory authorities for approval;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA, EMA or comparable regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to satisfy the FDA, EMA or comparable regulatory authorities to support the submission of an NDA or other comparable submissions in foreign jurisdictions or to obtain regulatory approval in the U.S. or elsewhere;
•
approval or orphan status may be blocked or rejected by the FDA or the EMA;
•
the FDA, EMA or comparable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, EMA or comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any of the above events could prevent us from achieving market approval of our product candidates and could substantially increase the costs of commercializing our product candidates. The demand for our product candidates could also be negatively impacted by any adverse effects of a competitor’s product or treatment.

Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA or comparable regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for our product candidates, the FDA, EMA or comparable regulatory authorities may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS, which may be required to ensure safe use of the drug after approval. For example, we have submitted an sNDA to the FDA in February 2022 for Livmarli in PFIC, which may not result in approval or may result in approval contingent on additional clinical trials or implementation of a REMS. The FDA, EMA or comparable regulatory authorities also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA, EMA or comparable regulatory authorities may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

If we fail to develop and commercialize additional product candidates, we may be unable to grow our business. Further, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We plan to acquire rights to develop and commercialize product candidates in addition to Livmarli and volixibat. If we decide to pursue the development and commercialization of any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities. We do not currently have the necessary drug discovery personnel or expertise adequate to discover and develop an additional product candidate on our own. Any other product candidates will require additional, time-consuming development efforts, and significant financial resources, prior to commercial sale, including preclinical studies, extensive clinical trials and approval by the FDA, EMA or comparable regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. Because we have limited financial and personnel resources, we focus on specific product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. We may focus our efforts and resources on product candidates that ultimately prove to be unsuccessful.

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

One of our strategies is to pursue clinical development of Livmarli and volixibat in additional cholestatic disease conditions such as PFIC, BA, PSC and PBC.

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

Risks Related to Our Business and Industry

We have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only one product approved for commercial sale, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in May 2018. For the years ended December 31, 2022 and 2021, we reported a net loss of $135.7 million and $84.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $392.8 million.

We expect to continue to incur net losses for the foreseeable future as we continue our clinical development of, and seek regulatory approvals for, our product candidates and as we continue commercializing Livmarli in the U.S. and in the certain countries in Europe. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. For example, we have generated limited product revenues from Livmarli and Livmarli may not be successfully commercialized. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including the ongoing COVID-19 pandemic and the military conflict between Ukraine and Russia and related sanctions. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate. For example, inflation rates, particularly in the U.S., have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In response to rising inflation, the U.S. Federal Reserve has raised, and may again raise, interest rates, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Additionally, financial markets around the world experienced volatility due to the ongoing military conflict between Ukraine and Russia. In connection with the military conflict, the U.S., United Kingdom and EU, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of Livmarli. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have operations, as well as current and potential new suppliers and manufacturers, throughout Europe. If economic conditions in Europe and other key markets for our business remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition or results of operations.

Our business has been and could continue to be adversely affected by the ongoing COVID-19 pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

Our business has been and could continue to be adversely affected by the global COVID-19 pandemic. In response to the COVID-19 pandemic, we implemented and continue to enhance safety measures in all our facilities, which may negatively impact our business and clinical programs. For instance, we modified our workforce to operate, and still do operate, in a hybrid remote-in office manner. As public health directives surrounding the pandemic have relaxed, we have modified our safety measures, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time in response to changes in the COVID-19 pandemic. The status of global economic recovery remains uncertain and unpredictable, and we will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of COVID-19 which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our strategy, operational, talent recruiting and retention, and workplace culture. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

As a result of the COVID-19 pandemic, we may experience, or continue to experience, ongoing disruptions that could severely impact our business, clinical trials and our commercialization efforts, including:

•
disruption of our commercial supply chain, including at international ports of entry, which may lead to delay or loss of revenue, increased costs and negative effects to the transport of clinical trial materials;
•
disruption or delay of physicians seeing patients in person which may prevent such physicians from prescribing Livmarli;
•
delays or difficulties in enrolling and retaining patients in our ongoing and planned clinical trials or recruiting and retaining principal investigators and site staff;
•
changes in local regulations as part of a response to COVID-19, which may require us and our clinical research organizations (“CROs”) to implement costly changes to the ways in which our clinical trials are conducted;
•
increase utilization of our patient assistance or free drug program as a result of an increased proportion of uninsured patients in the U.S.;
•
risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and
•
refusal of the FDA, EMA or comparable regulatory authorities to accept data from clinical trials in affected geographies, or the inability of the FDA, EMA or comparable regulatory authorities to timely inspect clinical and manufacturing sites and review our NDAs and MAAs.

We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and may need to make further adjustments in the future. For example, in our ongoing clinical trials, we have adopted new protocols to allow for flexibility surrounding patient visits, including to have drugs shipped to patients and for patients to virtually check-in as opposed to attending standard hospital visits. These adjustments may not be effective, and may have unforeseen effects on the progress and completion of our clinical trials and the findings from our clinical trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

If the size of the market opportunities in each of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of Livmarli on treatments for rare pediatric cholestatic liver diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting with Livmarli, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare pediatric cholestatic liver diseases. We are focusing our clinical development of volixibat as a treatment for PSC and PBC, diseases with relatively small patient populations. In addition, our estimates of the patient populations for our target indications, including ALGS, have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In the U.S., Livmarli’s FDA-approved indication is for the treatment of cholestatic pruritus in patients with ALGS one year of age and older, and in the EU, Livmarli’s EMA-approved indication is for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. The actual number of ALGS patients one year of age and older in the U.S. or two months of age and older in the EU with active cholestatic pruritus is difficult to estimate and may turn out to be lower than expected. Further, even if we obtain significant market share for our product candidates, if approved, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Lastly, the potentially addressable patient population for PFIC and ALGS, or any of our potential indications, may even be further reduced as gene therapy products become more widely accepted and approved.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that product candidate in other jurisdictions.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product candidates is also subject to approval.

Regulatory authorities in jurisdictions outside of the U.S. and the EU have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions, and the regulatory approval process outside the U.S. and EU generally includes all of the risks associated with obtaining FDA and EMA approval. Consequently, approval by the FDA does not ensure approval by the EMA, approval by the EMA does not assure approval by the FDA, and approval of either or both of the FDA and EMA does not assure approval by regulatory authorities in other countries or jurisdictions. Further, marketing approvals in countries outside the U.S. and EU do not ensure pricing approvals in those countries or in any other countries, and marketing approvals and pricing approvals do not ensure that reimbursement will be obtained. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any of our product candidates will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

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

Disruptions at the FDA, EMA and other government agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, EMA or comparable regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, EMA or comparable regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.

In the U.S., Europe, and some other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. For example, Germany introduced changes to its laws governing reimbursement of medicinal products that impact, among others, orphan designation medicinal products. Previously, orphan designation drugs were presumed to provide an additional benefit upon obtaining a marketing authorization and, therefore, subject to a “limited assessment” by the German authority competent for reimbursement (G-BA) as long as the sales of the orphan designation medicinal product remained under the threshold of € 50 million in 12 months. Above this threshold, an orphan designation medicinal product would be subject to a full assessment by the G-BA regarding its benefits compared to an appropriate comparator therapy, just like any other medicinal product. This threshold will be lowered to € 30 million in the future, and if we exceed this threshold, we will need to undergo a full assessment in accordance with the German laws governing reimbursement, which may impact the reimbursement of our products. Other countries may adopt similar or new approaches that may impact the reimbursement of our product(s), increase our operating costs and impact profitability.

There have also been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act (“Affordable Care Act”) was enacted in the U.S.. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a Medicare Part D coverage gap discount program; established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

The Affordable Care Act has been subject to various health reform measures. For example, prior to the U.S. Supreme Court ruling, on January 28, 2021, the Biden administration issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional health care reform measures of the current administration will impact the Affordable Care Act and our business.

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

Further, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

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

At the state level, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for Livmarli and our other product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

We already have and plan to seek further regulatory approval for our product candidates internationally and, accordingly, we are subject to additional risks related to operating in foreign countries if and when we obtain the necessary approvals, including:

•
differing regulatory requirements in foreign countries, including differing reimbursement, pricing and insurance regimes;
•
the potential for regulatory approvals in other countries to result in re-examination of previously approved regulatory submissions in other countries;
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
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
potential liability under the FCPA or comparable regulations;
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities internationally; and
•
business interruptions resulting from geo-political actions, including war and terrorism.

In addition, some countries, such as Brazil, Israel and Chile, require that clinical trial participants receive the product at no cost even after the clinical trial has ended. We would not be able to recover any profit for these patients and depending on the number of patients, duration of the treatment and numerous other factors, such regulations could harm our business, prospects, financial condition and results of operations significantly. These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

We face significant competition from other biotechnology and pharmaceutical companies with products that may directly or indirectly compete with ours, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions who are active in rare disease. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. For instance, we are aware that Albireo recently entered into an agreement to be purchased by Ipsen. This transaction is expected to close in the first quarter of 2023. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than our product candidates, which may negatively affect our commercial opportunities. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

Outside of surgery and Livmarli, there are no other approved therapies for use in patients one year of age and older with ALGS in the U.S.. Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors are used off label to treat ALGS patients suffering from cholestatic pruritus. Despite the lack of FDA approval for such indication, these older, generic agents are perceived as the standard of care for treating ALGS patients suffering from cholestatic pruritus.

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Albireo have IBATis in clinical development for cholestatic liver diseases. We are aware that Albireo was purchased by Ipsen in the first quarter of 2023. We are aware that Ipsen (Albireo) has received approval for odevixibat for the treatment of pruritus in patients with PFIC in the U.S. and for the treatment of PFIC in Europe. Ipsen (Albireo) has been granted orphan designation for PFIC in Europe and if Livmarli is deemed similar, it could prevent the approval of Livmarli in PFIC or result in the loss of orphan designation for Livmarli for PFIC in Europe. Ipsen (Albireo) is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. We are aware that Ipsen (Albireo) has submitted a supplemental new drug application to the FDA, with a PDUFA date of June 15, 2023, as well as a variation application to the EMA seeking approval for odevixibat for use in patients with ALGS. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its IBATi in PBC patients and has initiated a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, NGM Biopharmaceuticals Inc.’s NGM282, Escient Pharmaceuticals’s EP547, Chemomab Therapeutics Ltd.’s CM-101, and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Ipsen’s elafibranor, Zydus Therapeutics Inc.’s saroglitazar magnesium, Escient Pharmaceuticals Inc.’s EP547, NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas Therapeutics AB’s setanaxib and COUR Pharmaceuticals’ CNP-104.

Even though we have obtained orphan drug designation for Livmarli in PFIC, ALGS and BA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S.. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products, grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC, ALGS and BA in the U.S.. We also received orphan drug designation for Livmarli for PFIC, ALGS and BA in the EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug (or, in the case of the EMA, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. Specifically, Albireo has been granted orphan designation for PFIC in the EU and if Livmarli is deemed similar, it could prevent the approval of, or result in the loss of orphan designation for, Livmarli for PFIC in the EU. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC, ALGS and BA, if we receive approval for Livmarli for a modified or different indication, our current orphan designations may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process in the U.S.. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the candidate from competition because different drugs can be approved for the same condition before the expiration of the orphan drug exclusivity period.

Although we have received a breakthrough therapy designation for Livmarli, this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that Livmarli will receive marketing approval in the U.S. for other indications.

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

Any of our existing relationships or any future relationships we enter into may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for volixibat because it may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view volixibat as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. Following a strategic transaction or license, we may not achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.

Although a substantial amount of our efforts are focused on the clinical development, potential regulatory approval and commercialization of our product candidates, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to treat patients with liver disease. Because we do not have the necessary internal research and development capabilities, unless we build such capabilities internally, we will be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising biopharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all. Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA, the EMA and other similar regulatory authorities. All product candidates are prone to risks of failure during biopharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, any approved products that we acquire may not have the market potential we believe, be manufactured or sold profitably, or achieve market acceptance.

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

We conduct many of our operations at our facility in Foster City, California. This region serves as the headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. This competition has become exacerbated by the increase in employee resignations taking place throughout the U.S. in 2022, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.”

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

As of December 31, 2022, we had 196 full time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize Livmarli, any then-approved product and product candidates depends, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize Livmarli, any then-approved product and product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA, EMA or comparable regulatory authorities, including those laws that require the reporting of true, complete and accurate information to the FDA, EMA or comparable regulatory authorities; (2) manufacturing standards; (3) healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or (4) laws that require the true, complete and accurate reporting of our financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. If we obtain regulatory approval for any of our product candidates and begin commercializing those products in the U.S. and in certain countries in Europe, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties. We have adopted a code of conduct and healthcare compliance policies, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the Telephone Consumer Protection Act (“TCPA”) imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Class action suits are the most common method for private enforcement.

At the state level, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents, including consumers, business representatives and employees, certain rights related to their personal data. The CCPA provides for civil penalties for violations (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. The CCPA has expanded substantially as a result of the California Privacy Rights Act of 2020 (“CPRA”), which took effect January 1, 2023. The CPRA established a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have also enacted data privacy laws, several of which take effect in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Privacy advocates and industry groups have also proposed, and may propose, standards with which we are legally or contractually bound to comply.

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, and violators of these laws face significant penalties.

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

We are subject to the GDPR regimes because of our data processing activities that involve the personal data of individuals residing in the European Economic Area (“EEA”) and/or UK, such as in connection with our clinical trials in Europe, and early access program in multiple EU countries, and because of any potential processing of personal data carried out in the context of the activities of our relevant European subsidiaries. In addition, we maintain an office in Switzerland, which has privacy and data protection laws and regulations similar to the GDPR. Furthermore, the EU GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data”, including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offences or convictions. Under the EU GDPR, companies that do not comply may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In the UK, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the processing of such personal data across the EEA and/or UK, which may increase our costs and overall compliance risk.

In addition, we may be unable to transfer personal data from Europe (including from our European subsidiaries) and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and/or cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard data protection clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including due to the limiting of our ability to conduct clinical trial activities in Europe and/or elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer personal data and work with partners, vendors and other third parties, and/or injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants and activist groups.

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

Our, or our third parties’, actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in adverse consequences, including regulatory fines and bans on processing personal information, investigations and enforcement actions, litigation, penalties and other liabilities, claims for damages by affected individuals, orders to destroy or not use personal information, imprisonment of company officials, additional reporting requirements and/or oversight, interruptions or stoppages in our business operations (including, as relevant, clinical trials), and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and growth prospects.

Any collaboration arrangements that we have or may enter into in the future may not be successful or may result in product diversion, which could adversely affect our ability to develop and commercialize Livmarli and any then-approved product.

Any existing or future collaborations that we enter into may not be successful. The success of our collaboration arrangements depends and will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•
collaborators may conduct their own clinical trials which may not be compliant, may not be successful or may generate contradictory results;
•
collaborators may not pursue development and commercialization of Livmarli and any then-approved product or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

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
•
collaborators may own or co-own intellectual property covering Livmarli and any then-approved product that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•
a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

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

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for Livmarli and volixibat. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, EMA or comparable regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may not determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We rely completely on third parties to manufacture and distribute our clinical and commercial drug supplies, including certain sole-source suppliers and manufacturers. These third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical and commercial drug supplies, or to supply, manufacture or distribute Livmarli. Instead, we rely on contracted third parties.

We do not currently have any long-term agreements or commitment with a manufacturer to produce raw materials, active pharmaceutical ingredients (“APIs”) and the finished products of our product candidates or the associated packaging. We will need to continue to identify and qualify a third-party manufacturer prior to commercialization of our product candidates, and we intend to enter into agreements for commercial production with third-party suppliers. For Livmarli, we are reliant on third parties to successfully manufacture drug substance components and the finished drug product in accordance with regulatory requirements and in sufficient quantities for commercialization. We are also reliant on third parties for the manufacture of packaging, labeling and oral dosing dispensers for Livmarli. As Livmarli and our product candidates are intended to treat rare liver diseases, we will only require a low-volume of raw materials and APIs, and in the case of Livmarli and volixibat, in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop our product candidates or to commercialize Livmarli and any product candidates that are approved.

Any of our existing or future suppliers or manufacturers may, among other things:

•
fail to supply us with our product and product candidates on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities, equipment or deliveries, labor disputes or otherwise, including “acts of God”;
•
fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our clinical and commercial needs;
•
be unable to meet our production demands, including due to issues related to their reliance on sole-source suppliers and manufacturers;
•
become unavailable through business interruption or financial insolvency; or
•
be unable or unwilling to supply or manufacture for us, or to renew current supply or manufacturing agreements when such agreements expire on a timely basis, on acceptable terms or at all.

In the event of any of the foregoing or in the event such third parties fail to meet our needs, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require review and approval by the FDA, EMA or comparable regulatory authorities. Any need to find and qualify new suppliers or manufacturers could adversely impact our ability to commercialize Livmarli or our product candidates, if approved. Additionally, we and our manufacturers do not currently maintain significant inventory of drug substances and other materials. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Although we are ultimately responsible for ensuring compliance with regulatory requirements such as current good manufacturing practices (“cGMPs”), we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMP for production of both drug substances and finished products. Facilities used by our contract suppliers and manufacturers to produce the drug substances and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. A number of our contract suppliers and manufacturers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities and our ability to secure supplies of Livmarli or our product candidates will be negatively affected.

In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the safety of Livmarli or our product candidates is compromised due to a failure to adhere to applicable laws or for other reasons, the manufacturing facilities may need to be closed for an extended period of time and we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market Livmarli and volixibat.

We and our third-party suppliers and manufacturers are vulnerable to geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine and Russia, related sanctions, future pandemics, increasing inflation rates and the responses by central banking authorities to control such inflation, which could negatively impact the availability or cost of materials and the third parties on which we rely. Similarly, the manufacturing facilities of certain of our suppliers are located outside of the U.S. This may give rise to difficulties in importing our product into the U.S. or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. If such events result in any interruption in the supply of a drug substance or other material or in the manufacture of Livmarli, such interruption could have a material adverse effect on our business, financial condition, operating results and prospects.

We rely on a single specialty pharmacy and a single distributor for all of our sales of Livmarli in the U.S. and use a single distributor in certain countries in Europe. If either the specialty pharmacy or the distributor becomes subject to bankruptcy or is acquired by a company that wants to terminate the relationship with us, and we are required to transition to a new specialty pharmacy or distributor, such transition may result in an inability for us to collect outstanding receivables, a decline in our revenue, results of operations and cash flows. Further, we are in the process of switching or adding contract manufacturing organizations for both Livmarli and volixibat, which is cost-intensive and time-consuming. The success of these transfers is necessary for continuous supply to clinical trials and potential future commercial demand.

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

Based on our current and anticipated level of operations, we believe our unrestricted cash, unrestricted cash equivalents and investments, will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. As a result of adverse geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine and Russia and related sanctions, the COVID-19 pandemic, actions taken to slow its spread, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of Livmarli or volixibat or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2022, we had federal and California and other state net operating loss (“NOL”) carryforwards of approximately $153.1 million, $19.1 million and 17.7 million, respectively. The federal NOL carryforwards do not expire, and the California and other state NOL carryforwards will begin to expire in 2038 and 2032, respectively, unless previously utilized. Our ability to utilize our NOL carryforwards and certain other tax attributes may be limited. As of December 31, 2022, we also had federal and state research and development credit carryforwards totaling $32.5 million and $4.2 million, respectively. The federal research and development credit carryforwards will begin to expire in 2039, unless previously utilized. The state research and development credits do not expire.

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

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” on December 8, 2020, we entered into the RIPA. Pursuant to the RIPA, the Purchasers paid us $50.0 million on closing and $65.0 million in April 2021, less certain transaction expenses. We were entitled to receive up to approximately $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions on or prior to December 31, 2022. As consideration for such payments, the Purchasers will have a right to receive certain Revenue Interests from us based on annual net sales of Livmarli, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual net sales are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”). The Revenue Interest Payments will initially be 9.75% (at Tier 1) and 2.00% (at Tier 2 and Tier 3) of such annual net sales in the Covered Territory; provided that (i) if the Purchasers have received Revenue Interest Payments in an amount equal to or greater than 110.0% of the total payments actually made by the Purchasers to us, exclusive of transaction expenses (the “Cumulative Purchaser Payments”), on or prior to December 31, 2026, the Revenue Interests shall be reduced to 2.00% at Tier 1 and 0.00% at Tier 3 for all subsequent calendar years beginning on January 1, 2027 and (ii) if the Purchasers have not received Revenue Interest Payments in an amount equal to or greater than 110.0% of the Cumulative Purchaser Payments on or prior to December 31, 2026, the Revenue Interests shall be increased for all subsequent calendar years beginning on January 1, 2027 to a single defined rate (with no separate tiers) that would have provided the Purchasers with an amount equal to 110.0% of the

Cumulative Purchaser Payments on or prior to December 31, 2026 had such rate applied to Tier 1 of initial Revenue Interest Payments. The Purchasers’ rights to receive the Revenue Interest Payments shall terminate on the date on which the Purchasers have received Revenue Interest Payments of 195.0% of the Cumulative Purchaser Payments, unless the RIPA is terminated earlier. The RIPA and the revenue interest stream payable to the Purchasers could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain revenue interests to the Purchasers and will not be available to fund future operations. Additionally, we may have increased vulnerability to adverse general economic and industry conditions. Payment requirements under the RIPA will increase our cash outflows. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are required to secure funding, we may not be able to do so on terms acceptable to us, or at all. Failure to pay certain amounts to the Purchasers when due would result in a default under the RIPA and result in foreclosure on certain of our assets which would have a material adverse effect on our operations and financial condition. The RIPA contains customary affirmative and negative non-financial covenants and events of default, including covenants and restrictions that, among other things, grant a senior security interest in our assets and restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, and engage in asset sales. Additionally, the Purchasers under the RIPA have an option (the “Put Option”) to terminate the RIPA and to require us to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect (which can include adverse developments related to the regulatory approval of our product candidates) or a change of control. The triggering of the Put Option, including by our failure to comply with these covenants, could permit the Purchasers to declare certain amounts to be immediately due and payable. Further, if we are liquidated, the Purchasers’ right to repayment would be senior to the rights of the holders of our common stock. Any triggering of the Put Option or other declaration by the Purchasers of an event of default under the RIPA could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.

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

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the U.S. or in many jurisdictions outside of the U.S.. Changes in either the patent laws or interpretations of patent laws in the U.S. and other jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting Livmarli or our product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

•
the U.S. Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
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
•
because patent applications in the U.S. and most other jurisdictions are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to Livmarli or our product candidates, proprietary technologies and their uses;
•
an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013;
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•
jurisdictions other than the U.S. may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

The patent prosecution process is also expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or feasible. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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
•
our competitors might conduct research and development activities in jurisdictions where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect Livmarli and any then-approved product;
•
we cannot ensure that we will be able to successfully commercialize Livmarli and any then-approved product on a substantial scale, if approved, before the relevant patents that we own or license expire; or
•
the patents of others may have an adverse effect on our business.

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition or other patent office proceedings before the USPTO or non-U.S. patent offices.

We cannot be certain that the claims in our issued patents and pending patent applications covering Livmarli or our product candidates will be considered patentable by the USPTO, courts in the U.S., or by patent offices and courts in foreign jurisdictions. Furthermore, the laws of some foreign jurisdictions do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S.. As a result, we may encounter significant problems in protecting and defending our intellectual property.

The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover Livmarli or our product candidates in the U.S. or in foreign jurisdictions. Even if such patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition or other post-grant proceeding to our patents could deprive us of exclusive rights necessary for the successful commercialization of Livmarli or our product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for Livmarli or our product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to Livmarli or our product candidates is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, Livmarli or our product candidates.

Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market Livmarli or our product candidates under patent protection would be reduced. In addition, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. A patent term extension of up to five years based on regulatory delay may be available in the U.S. under the Hatch-Waxman Act. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Further, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, an approved method for using it or a method for manufacturing it may be extended. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

For U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or America Invents Act, was signed into law. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has developed regulations and procedures to govern the administration of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and in particular, the “first to file” provisions, were enacted on March 16, 2013. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We currently have rights to patents and patent applications in the U.S., Europe and other jurisdictions covering methods of treating certain cholestatic liver diseases using certain IBATis, including maralixibat (the active pharmaceutical ingredient of Livmarli) and volixibat. Patent applications may never issue as patents. We do not have patents or patent applications covering maralixibat as a composition-of-matter. Therefore, the primary patent-based intellectual property protection for our Livmarli program are granted method-of-use patents and any patents that may grant on currently pending method-of-use and formulation patent applications.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of foreign patent offices. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rule-making, or by judicial precedent, that adversely affect the scope of patent protection available and weakened the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. For example, the scope of patentable subject matter under 35 U.S.C. 101 has evolved significantly over the past several years as the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions. Other jurisdictions may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. Further, the U.S. and other governments may, at any time, enact changes to laws and regulations that create new avenues for challenging the invalidity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Patents are of national or regional effect. Filing, prosecuting and defending patents on Livmarli and our product candidates in all jurisdictions throughout the world would be prohibitively expensive. In addition, the laws of some foreign jurisdictions do not protect intellectual property rights in the same manner and to the same extent as laws in the U.S.. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S.. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the U.S.. These products may compete with Livmarli and any then-approved product and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The requirements for patentability may differ in certain jurisdictions. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the U.S., there is no link between regulatory approval for a drug and its patent status. In addition to India, certain jurisdictions in Europe and developing jurisdictions, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those jurisdictions, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

In addition, geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the U.S. and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the U.S. without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Finally, Europe’s planned Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”), for litigation involving European patents. Implementation of the EU Patent Package will likely occur in the first half of 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

Presently we have intellectual property rights, through licenses from third parties including Shire, Pfizer, our wholly-owned subsidiary Satiogen, and Sanofi, related to Livmarli and our product candidates. For example, we have our license agreements with Shire and Satiogen for both maralixibat and volixibat. We have our license agreement with Shire, Satiogen and Pfizer for our intellectual property rights covering Livmarli. Further, we have our license agreement with Sanofi for our intellectual property rights covering volixibat. Because our programs may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, Livmarli or our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for Livmarli or our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, either on reasonable terms, or at all. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights on commercially reasonable terms, our ability to commercialize Livmarli and any then-approved product, and our business, financial condition and prospects for growth could suffer.

Third-party claims alleging intellectual property infringement may prevent or delay our drug discovery and development efforts.

Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, post-grant proceedings, interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. The America Invents Act introduced new procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are marketing Livmarli and developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to Livmarli and our product candidates may give rise to claims of infringement of the patent rights of others.

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

If we are sued for patent infringement, we would need to demonstrate that Livmarli and any then-approved product or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do either. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling Livmarli or our product candidates.

We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

•
some patent applications in the U.S. may be maintained in secrecy until the patents are issued;
•
patent applications in the U.S. and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived;
•
pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, Livmarli, our product candidates or the use thereof;
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

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market Livmarli and any then-approved product. Further, we may incorrectly determine that our technologies, Livmarli and any then-approved product, or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or internationally that we consider relevant may be incorrect, which may negatively impact our ability to develop and market Livmarli or our product candidates.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import Livmarli, our product candidates and future approved products or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are marketing Livmarli and developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Livmarli and our product candidates. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the U.S.. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other jurisdictions have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

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

Third parties including competitors may infringe, misappropriate or otherwise violate our patents, patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use, we may need to or choose to file infringement claims, which can be expensive and time-consuming. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in jurisdictions where the laws may not protect those rights as fully as in the U.S.. Further, because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or made a misleading statement during prosecution, i.e. committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation.

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

In addition, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer or third party with authorized access. Our security measures may not prevent an employee, consultant or customer from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of Livmarli and any then-approved product that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. Trade secrets may over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of Livmarli and any then-approved product and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

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

Moreover, any name we have proposed to use with our product or product candidates in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark.

The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark or regulatory laws, not infringe the existing rights of third parties and be acceptable to the relevant administrative body. Furthermore, in many jurisdictions, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may also determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights denying our claim. In this case, we could ultimately be forced to cease use of such trademarks. Similar requirements exist in most jurisdictions worldwide.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2022 to March 7, 2023 has ranged from a low of $15.50 to a high of $29.44. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:

•
the degree of physician and patient adoption of Livmarli and use of Livmarli necessary for commercial success;
•
our failure to grow and maintain our own sales force to market Livmarli;
•
our ability to market and sell Livmarli where approved;
•
our ability to commercialize Livmarli in certain countries in Europe, and our ability to grow and maintain an international sales force;
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
•
geopolitical and macroeconomic developments, including the Ukraine-Russia conflict, the COVID-19 pandemic, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets; and

•
other events or factors, many of which are beyond our control.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the Shelf Registration. For example, in August 2020, we entered into the Sales Agreement with SVB Securities, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. The remaining capacity under the Sales Agreement is approximately $46.3 million as of December 31, 2022. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the U.S. will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

The sensitive information processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties on which we depend to operate our business, may be vulnerable to cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of threats, including but not limited to errors or malfeasance by our personnel or the personnel of the third parties, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks (such as credential stuffing), social engineering (including phishing), ransomware, supply-chain attacks, server malfunctions, software or hardware failure, loss of data or other information technology assets, adware, telecommunications failures and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work remains common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee communications, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

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

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have developed systems and processes designed to protect the integrity, confidentiality and security of the sensitive information under our control, we cannot assure you that our security measures or those of the third parties we depend on will be effective in preventing security incidents. There are many different and rapidly evolving cybercrime and hacking techniques, and we may be unable to anticipate attempted security breaches, identify them before our sensitive information is exploited, or react in a timely manner. For example, we take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Although, to our knowledge, we have not experienced a material system failure or security incident to date, if such an event were to occur, or we (or a third party upon whom we rely) are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. More specifically, for example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of Livmarli and our product candidates, and similar events relating to their computer systems or data could also have a material adverse effect on our business. Security incidents and any unauthorized access or disclosure of our sensitive information could also compromise our intellectual property and patent portfolio, expose sensitive business information, expose the personal data of our employees, require us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the U.S., to sell Livmarli and any then-approved product internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

If we or our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of medical, radioactive and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical, radioactive or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical radioactive or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of accounting principles generally accepted in the U.S. or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or comparable regulatory authorities.

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

We expect the rules and regulations applicable to public companies to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our consolidated net loss and may require us to reduce costs in other areas of our business or increase the prices of Livmarli and any then-approved product or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease 11,200 square feet of space for our headquarters in Foster City, California under an agreement that expires in March 2025. We also lease approximately 1,400 square feet of space for an office in Basel, Switzerland under an agreement that expires in May 2024. Additionally, we lease approximately 3,500 square feet of office space in Zug, Switzerland that expires May 2024. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Holders of Common Stock

As of March 3, 2023 there were 37,950,968 shares of our common stock outstanding held by approximately 16 holders of record. The actual number of stockholders is greater than this number because certain stockholders who are beneficial owners hold our common stock in “street” name with brokers and other nominees.

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

Stock Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Our product LIVMARLI (maralixibat) oral solution (“Livmarli”), a novel, orally administered, minimally-absorbed IBAT inhibitor, is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome ("ALGS") one year of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months and older in Europe. We believe the prevalent patient population in the United States is approximately 2,000 to 2,500 pediatric ALGS patients, which, based on our current expectations and beliefs, represents a greater than $500.0 million market opportunity. ALGS is estimated to impact one out of every 30,000 births globally. We market and commercialize Livmarli in the United States and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We are also developing Livmarli for PFIC and BA. We have submitted an sNDA to the FDA based on positive data from our Phase 3 study of Livmarli in patients with PFIC. We also expect to report topline data from our EMBARK Phase 2b clinical trial in BA in the second half of 2023.

We are advancing our second product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat for the treatment of PSC and PBC. Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on IBAT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity. We expect to conduct an interim analysis of our VISTAS Phase 2b clinical trial in PSC in mid-2023 and report interim data from our VANTAGE Phase 2b clinical trial in PBC in the second half of 2023.

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

We have only one product approved for commercial sale and have not generated significant revenues from product sales, net as of December 31, 2022. We expect to incur significant operating losses for the foreseeable future. Since inception, we have funded our operations to date primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales, net and collaboration revenue.

Financing Transactions

In August 2020, the Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into a sales agreement (“Sales Agreement”) with SVB Securities LLC (“SVB Securities”) pursuant to which we may elect to issue and sell, in an at the market offering, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal.

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

During the year ended December 31, 2022, we issued and sold 1,160,915 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.01 per share, resulting in aggregate gross proceeds to us of $22.1 million. The net proceeds after deducting sales commissions to SVB Securities and other issuance expenses were approximately $21.3 million. Through December 31, 2022, we have issued and sold an aggregate of 1,466,884 shares of common stock pursuant to the Sales Agreement, resulting in aggregate gross proceeds to us of $28.7 million. The remaining capacity under the Sales Agreement is approximately $46.3 million as of December 31, 2022. In January and February 2023, we sold 658,206 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $22.79 per share, resulting in net proceeds of $14.5 million.

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

Financial Overview

Our net loss was $135.7 million and $84.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $392.8 million compared to $257.2 million as of December 31, 2021. As of December 31, 2022, we had cash, cash equivalents, restricted cash equivalents and investments of $251.7 million, compared to $261.5 million as of December 31, 2021, in each case, $100.0 million of which is restricted from use under the terms of the Revenue Interest Purchase Agreement ("RIPA"), as amended September 2021, by and among us and Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the "Purchasers"), and the Purchasers.

We anticipate we will continue to generate losses for the foreseeable future as we continue commercial activities for Livmarli, conduct our ongoing and planned clinical trials, seek regulatory approvals for our product candidates and make potential milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We expect our product sales of Livmarli will continue to increase on an annual basis, though seasonality in demand and international product ordering may result in quarterly fluctuations. We have also entered into collaboration arrangements with other companies whereby we are entitled to receive upfront and license fees, research and development funding, development and sales-based milestones, and tiered royalties based on sales of commercialized products. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Prior to the regulatory approval of Livmarli, the manufacturing and related costs were expensed as research and development as any future economic benefit was not considered probable; accordingly, these costs were not capitalized and as a result gross margins resulting from product sales will initially be higher until we deplete inventories that we had expensed prior to receiving approval. We expect we will substantially deplete such inventories within the next 12 months from the filing of the Annual Report.

Geopolitical and Macroeconomic Developments

The coronavirus (including its variants, “COVID-19”) pandemic has had a significant economic impact across the global marketplace presenting challenges to maintaining business continuity and dramatically changing the ways in which we live and interact with others. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of COVID-19 which may require re-closures or other preventative measures. As public health directives surrounding the pandemic have relaxed, our offices have reopened and we are permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability.

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as the COVID-19 pandemic and the ongoing Ukraine-Russia conflict for the year ended December 31, 2022, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, inability for patients to see their healthcare providers and access our product and product candidates, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic or adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

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

License Agreements

Assignment and License Agreement with Shire (Takeda)

In November 2018, we entered into the Shire License Agreement with Shire, which was subsequently acquired by Takeda, in which we were granted an exclusive, royalty bearing worldwide license to develop and commercialize our two product candidates, Livmarli and volixibat. As part of the Shire License Agreement, we were assigned license agreements held by Shire with Satiogen, Pfizer, and Sanofi (collectively, “Assigned License Agreements”).

Under the Shire License Agreement and Assigned License Agreements, to date, we have paid aggregate development regulatory and sales milestones of $66.0 million related to our Livmarli and volixibat programs.

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

The total potential consideration for the acquisition consisted of 841,792 shares of common stock and approximately $2.6 million in cash, excluding $0.2 million of stock option exercise prices deemed to have been paid immediately prior to the acquisition, in respect of an equivalent amount of cash on the books of Satiogen acquired by us at closing.

Components of Results of Operations

Revenue

Product Sales, Net

Our approved product, Livmarli, was approved for the treatment of cholestatic pruritus in patients with ALGS one year of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months and older in Europe. We expect our product sales of Livmarli will continue to increase on an annual basis, though seasonality in demand and international product ordering may result in quarterly fluctuations.

Our U.S. revenue from product sales, net further depends on our prescription mix of commercial payors, Medicaid and free drugs under our patient assistance program. We expect our prescription mix and resulting gross to net adjustment in the U.S. to remain consistent; however, we cannot reliably estimate it given our limited experience in the market. Our rest of world revenue from product sales, net primarily depends on our contractual obligations with our distributors and results of pricing negotiations with governmental authorities in certain European countries where we launch Livmarli and expect to launch our product candidates, if approved. In addition, in certain countries, governments place large periodic orders. The timing of these orders can be inconsistent and can create quarter-to-quarter variation in revenue.

License Revenue

Under the exclusive licensing agreements with CANbridge and GC Biopharma, we have recognized as revenue the upfront nonrefundable payments related to the licenses granted upon satisfaction of certain performance obligations. Pursuant to the agreements, we are eligible to receive future milestone payments. These milestone payments are fully constrained and will be recognized in revenue in the period when it is probable that a significant reversal of cumulative revenue recognized for the contract would not occur. We are also eligible to receive royalty payments related to the agreements, which will be recognized as the underlying product sales occur.

Our license revenue is dependent upon our licensees’ achievement of future milestones, which are not within our control, and we are unable to reliably estimate the timing of such revenues.

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

Our research and development expense may increase in the future as we continue to develop our current product candidates and look to acquire and develop additional product candidates.

Selling, General and Administrative Expense

Sales and marketing expense, which is a component of selling, general and administrative expense, primarily consisted of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. General and administrative expense, which is a component of selling, general and administrative expense, primarily consisted of corporate support and other administrative expenses, including employee-related expenses.

We anticipate that our selling, general and administrative expenses will increase in the future to support our continued commercialization efforts of Livmarli in the United States and internationally as well as increased costs of operating as a global commercial stage biopharmaceutical public company. These increases will likely include increased costs related to hiring of additional personnel and fees to outside consultants to support further marketing, legal, tax and accounting activities.

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

Gain from Sale of Priority Review Voucher, Net

Gain from the sale of priority review voucher ("PRV") represents the sale of the PRV that was granted to us by the FDA in September 2021 along with the approval of Livmarli for the treatment of cholestatic pruritus in patients with ALGS one year of age and older.

Other Income (Expense), Net

Other income (expense), net consists of gain or loss from remeasurement of the liabilities associated with the common stock to be issued in connection with the acquisition of Satiogen after the satisfaction of certain purchase price adjustments and indemnification obligations that may arise during the 12 month period following the asset acquisition date (“Indemnification Holdback”) and the liability associated with the common stock to be issued in connection with the acquisition of Satiogen as contingent consideration upon achievement of a certain milestone (“Contingent Milestone”) both of which were recorded in connection with our acquisition of Satiogen and transactional currency exchange gain or loss.

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

Intangible Assets, Net

Intangible assets, net are measured at their fair values as of the acquisition date or, in the case of commercial milestone payments, the date they become due. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate net product sales or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

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

Product Sales, Net

Revenues from direct product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, including amounts from payors and other third parties on behalf of our customers. For revenues from partner markets, we record net product sales based on the estimated variable consideration to be received when the product is sold. The transaction price, which may include fixed or variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the product sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. We recognize our best estimate of the consideration that we expect to receive when control of the inventory is transferred to our customer and revenue is recognized. Estimates are reviewed and updated quarterly as additional information becomes known. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.

Government Rebates

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

At December 31, 2022, the revenue interest liability is calculated using our current estimate of global forecasted net sales of Livmarli and impacted by a debt discount comprising the estimated value of a bifurcated derivative liability and issuance costs incurred.

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

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Revenue:
Product sales, net	$75,062	$3,138	$71,924
License revenue	2,000	16,000	$(14,000)
Total revenue	77,062	19,138	57,924
Operating expenses:
Cost of sales	$12,374	$1,903	$10,471
Research and development	106,842	131,428	(24,586)
Selling, general and administrative	89,066	59,220	29,846
Total operating expenses	208,282	192,551	15,731
Loss from operations	(131,220)	(173,413)	42,193
Other income (expense):
Interest income	3,857	366	3,491
Interest expense	(15,979)	(17,590)	1,611
Change in fair value of derivative liability	906	(732)	1,638
Other income (expense), net	365	(582)	947
Gain from sale of priority review voucher, net	—	108,000	(108,000)
Net loss before provision for income taxes	(142,071)	(83,951)	(58,120)
(Benefit from) provision for income taxes	(6,406)	37	(6,443)
Net Loss	$(135,665)	$(83,988)	$(51,677)

Product Sales, Net

Product sales, net was $75.1 million for the year ended December 31, 2022, compared to $3.1 million for the year ended December 31, 2021. The increase in product sales, net was a result of our continued commercialization of Livmarli in the United States, and, to a lesser extent, from international sales through partner market supply orders.

License Revenue

License revenue was $2.0 million for the year ended December 31, 2022, compared to $16.0 million for the year ended December 31, 2021. The decrease in license revenue was primarily due to the satisfaction of certain performance obligations associated with the licenses granted under the license agreements with CANbridge and GC Biopharma in 2021. We did not have any comparable performance obligations in 2022.

Cost of Sales

For the year ended December 31, 2022, cost of sales was $12.4 million, compared to $1.9 million for the year ended December 31, 2021, and primarily consisted of royalties payable on net sales of Livmarli under licensing agreements, amortization of capitalized commercial milestone payments and acquired intangibles associated with our acquisition of Satiogen and indirect overhead costs associated with the manufacturing and distribution of Livmarli. There were minimal inventory costs reflected in cost of sales as inventory related to current product sold were expensed as research and development costs prior to Livmarli approval in the United States in September 2021.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	Change
Product-specific costs:
Livmarli	$40,228	$35,525	$4,703
Volixibat	21,159	15,691	5,468
Non product-specific costs:
Personnel	25,298	21,999	3,299
Stock-based compensation	10,051	9,888	163
Other	10,106	6,309	3,797
License fees (milestone payments)	—	23,161	(23,161)
Collaboration funding	—	18,855	(18,855)
Total research and development expenses	$106,842	$131,428	$(24,586)

Research and development expenses were $106.8 million for the year ended December 31, 2022, a decrease of $24.6 million compared to the year ended December 31, 2021. The decrease was primarily due to:

•
for Livmarli programs, an increase of $4.7 million, primarily due to an increase of $6.6 million in clinical trial expenses primarily for the EMBARK Phase 2b clinical trial for BA, a long term rollover study from the MARCH Phase 3 clinical trial for PFIC and an infant safety study offset by $1.4 million in clinical trial expenses for the MARCH Phase 3 clinical trial, which was completed during 2022 and $0.7 million in manufacturing activities as a result of prior year completion of an NDA registrational production;
•
for volixibat programs, an increase of $5.5 million, primarily due to an increase of $4.8 million in clinical trial expenses for PSC, PBC and ICP and non-clinical studies of $0.5 million;
•
for personnel related expenses, an increase of $3.3 million, related to an increase in employee headcount to support our development pipeline;
•
for other expense, an increase of $3.8 million, primarily due to outside consulting expenses, travel expenses and general overhead expenses;
•
for license fees, a decrease of $23.2 million, related to developmental milestone payments for the year ended December 31, 2021 consisting of $15.0 million associated with the acceptance of our NDA for filing of Livmarli for the treatment of cholestatic pruritus in patients with ALGS one year of age and older, $4.0 million associated with the initiation of the VISTAS Phase 2b clinical trial of volixibat in PSC and the EMBARK Phase 2 clinical trial of maralixibat for BA, and $4.2 million in an upfront fee in connection with the Vivet Collaboration Agreement; and
•
for collaboration funding, a decrease of $18.9 million due to a collaboration agreement with Vivet Therapeutics SAS ("Vivet"), which we terminated in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $89.1 million for the year ended December 31, 2022, an increase of $29.8 million compared to the year ended December 31, 2021. The increase was primarily due to an increase of $15.8 million in personnel and other compensation related expenses, including an increase of $3.9 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for Livmarli and increased requirements of operating as a public company, an increase of $10.9 million in advertising, promotion and patient support expenses associated with commercial activities for Livmarli, and an increase of $2.6 million in expenses primarily related to general legal and public relations, international expansion activities and other general administrative expenses.

Interest Income

Interest income was $3.9 million for the year ended December 31, 2022, an increase of $3.5 million compared to the year ended December 31, 2021. The increase was primarily due to higher interest earned on our cash equivalents and investment balances largely due to higher treasury yields.

Interest Expense

Interest expense was $16.0 million for the year ended December 31, 2022, a decrease of $1.6 million compared to the year ended December 31, 2021. Interest expense is related to the accreted interest recognized on the revenue interest liability in connection with the RIPA, with the decrease due to lower effective interest rate resulting from changes in estimates that enable the debt to be repaid in full over the anticipated life of the arrangement.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.9 million gain for the year ended December 31, 2022, compared to a $0.7 million loss for the year ended December 31, 2021. For the year ended December 31, 2022, the gain was related to the remeasurement of the derivative liability at December 31, 2022 and reflects a decrease in value of the put option associated with the RIPA resulting from the reduction in time for the put option to occur. For the year ended December 31, 2021, the loss was related to the remeasurement of the derivative liability at December 31, 2021 and reflects the net increase in the value of the underlying put option associated with the RIPA primarily resulting from changes in forecast product sales, net.

Other income (expense), net

Other income (expense), net was income of $0.4 million for the year ended December 31, 2022, compared to expense of $0.6 million for the year ended December 31, 2021. The change is primarily due to a gain resulting from the fair value remeasurement in the Satiogen Indemnification Holdback and Contingent Milestone liabilities since the acquisition date, which was primarily driven by a decrease in price of our common stock as of December 31, 2022.

Gain from Sale of Priority Review Voucher, Net

We did not have, and therefore did not sell, a PRV in the year ended December 31, 2022. Gain from the sale of the PRV, net of transaction costs, totaled $108.0 million for the year ended December 31, 2021.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $251.7 million of cash, cash equivalents, restricted cash equivalents and investments as of December 31, 2022, compared to $261.5 million as of December 31, 2021, in each case, inclusive of $100.0 million restricted cash equivalents. Since inception, we have incurred operating losses and negative cash flows from operations. As of December 31, 2022, we had an accumulated deficit of $392.8 million, compared to $257.2 million as of December 31, 2021.

In August 2020, the SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the Sales Agreement with SVB Securities pursuant to which we may elect to issue and sell, in an at the market offering, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the year ended December 31, 2022, we issued and sold 1,160,915 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.01 per share, resulting in aggregate gross proceeds to us of $22.1 million. The net proceeds after deducting sales commissions to SVB Securities and other issuance expenses were approximately $21.3 million. Through December 31, 2022, we have issued and sold an aggregate of 1,466,884 shares of common stock pursuant to the Sales Agreement, resulting in aggregate gross proceeds to us of $28.7 million. The remaining capacity under the Sales Agreement is approximately $46.3 million as of December 31, 2022. In January and February 2023, we sold 658,206 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $22.79 per share, resulting in net proceeds of $14.5 million.

In December 2020, we completed an underwritten public offering of our common stock pursuant to the Shelf Registration. We sold 3,750,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $70.0 million after deducting underwriting discounts, commissions and offering expenses. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 562,500 additional shares of our common stock at the public offering price, less the underwriting discounts and commissions. In January 2021, the underwriters partially exercised their option and purchased 375,654 shares of our common stock at a price of $20.0 per share, resulting in net proceeds of $7.1 million after deducting underwriting discounts.

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

On September 9, 2022, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of December 31, 2022, we have not issued any securities pursuant to the automatic shelf registration statement. We may lose well-known seasoned issuer status in the future upon the occurrence of certain events prescribed by the Securities Act or the rules and regulations of the SEC occurring after we file this Annual Report if, at the time of those certain events, the worldwide market value of our voting and non-voting common equity held by our non-affiliates does not equal $700.0 million or more, calculated as of a date within 60 days prior to such events. If that were to occur and we were no longer considered a well-known seasoned issuer, we anticipate needing to amend our automatic shelf registration statement on Form S-3 prior to the occurrence of such events in order to sell securities under that Form S-3 on an ongoing basis.

Based on our current and anticipated level of operations, including cash generated from sales of Livmarli, we believe our cash, cash equivalents and investments, excluding restricted cash equivalents, will be sufficient to fund current operations through at least the next 12 months and beyond from the filing of this Annual Report. Our cash, cash equivalents and investments include money market funds, government agency securities and commercial paper. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, continue commercialization activities for Livmarli and potentially expand into additional markets, hire additional staff, including clinical, scientific, operational, financial and management personnel and pay potential development and commercial milestones in connection with our license agreements.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, selling, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Although Livmarli has been approved for the treatment of cholestatic pruritus in patients with ALGS in patients one year of age and older in the United States and for the treatment of cholestatic pruritus in patients two months of age and older in Europe, and we expect product revenues to increase as we continue commercial activities, Livmarli may not achieve commercial success. Our principal sources of liquidity are cash from the sale of our equity securities, product revenue from sales of Livmarli, and, to a lesser extent, from our collaboration agreements. Until such time, if ever, as we can generate sufficient product revenue from sales of Livmarli, our current product candidates or any future product candidates, if approved, to fund operations, we expect to finance our cash needs through a combination of equity offerings, debt financings, revenue interest purchase agreements and potential collaboration, license or development agreements. Our primary cash needs are for day-to-day operations, to pay our debt obligations under the RIPA and to fund our working capital requirements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Pursuant to the RIPA, the Purchasers have a right to receive the Revenue Interests based on product sales, net of Livmarli. The amounts of quarterly Revenue Interest Payments will change each reporting period based upon the underlying product sales, net of Livmarli and will initially be 9.75% of product sales, net. Under the RIPA, every $100.0 million of net sales generated, less than or equal to $350 million in an annual aggregate, would result in a repayment obligation of approximately $9.8 million. Additionally, every $100.0 million of net sales generated in excess of $350.0 million in an annual aggregate would result in a repayment obligation of approximately $2.0 million. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. A significant increase or decrease in actual and forecast net sales will materially impact the revenue interest liability, interest expense and the time period for repayment.

Under the Shire License Agreement, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 7 to our consolidated financial statements.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(120,136)	$(132,758)
Net cash provided by investing activities	7,700	48,547
Net cash provided by financing activities	109,087	73,466
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	12	(1)
Net decrease in cash, cash equivalents and restricted cash equivalents	$(3,337)	$(10,746)

Net Cash Used in Operating Activities

Net cash used in operating activities was $120.1 million for the year ended December 31, 2022, reflecting our net loss of $135.7 million partially offset by non-cash items of $36.6 million. Non-cash items consisted primarily of $27.0 million of stock-based compensation, $16.0 million of effective interest expense in connection with the RIPA, $3.7 million of depreciation and amortization of our intangible assets, fixed assets and operating lease right-of use assets, $6.6 million related to deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition, $1.7 million accretion of discounts on our investments, $0.9 million gain related to the change in fair value of Indemnification Holdback and Contingent Milestone liabilities and $0.9 million gain related to the change in fair value of the derivative liability. Additionally, cash used in operating activities reflected changes in net operating assets of $21.0 million, consisting primarily of a $20.7 million increase in accounts receivable related to sales of Livmarli, a $3.4 million increase in inventory, a $3.7 million increase in prepaid expenses and other current assets, a $0.1 million increase in other long term assets, and a $0.7 million decrease in operating lease liability, partially offset by a $7.6 million increase in accounts payable, accrued expenses and other liabilities.

Net cash used in operating activities was $132.8 million for the year ended December 31, 2021, reflecting our net loss of $84.0 million partially offset by non-cash items of $42.2 million and a non-cash gain of $108.0 million from the sale of the PRV. Non-cash items consisted primarily of $23.1 million of stock-based compensation, $17.6 million of effective interest expense in connection with the RIPA, $0.7 million related to the change in fair value of the derivative liability, and $1.0 million of depreciation and amortization of our fixed assets and operating lease right-of use assets. Additionally, cash used in operating activities reflected changes in net operating assets of $17.0 million, consisting primarily of a $22.7 million increase in accounts payable, accrued expenses and other liabilities primarily associated with clinical, manufacturing and commercial planning activities and collaboration funding pursuant to the collaboration agreement with Vivet and $5.0 million increase in prepaid expenses, inventory and other assets, partially offset by a $0.6 million decrease in our operating lease liability.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $7.7 million for the year ended December 31, 2022, primarily due to proceeds of $140.3 million from maturities of investments, partially offset by $132.3 million used in purchases of investments and $0.3 million used in purchases of property and equipment.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $109.1 million for the year ended December 31, 2022, due to net proceeds of $86.1 million from completion of an underwritten public offering of 4,000,000 shares of common stock at a price of $23.00 per share, net proceeds of $21.3 million from the issuance and sale of common stock under the Sales Agreement with SVB Securities, pursuant to which we issued and sold an aggregate of 1,160,915 shares of common stock at a weighted-average price of $19.01 per share, and proceeds of $7.3 million from employee equity award exercises, partially offset by $5.6 million of revenue interest payments made under the RIPA.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents, restricted cash equivalents and investments as of December 31, 2022 consist of readily available checking, money market funds, and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Although we are seeing, and expect to continue to see, increased interest rates, due to the strategies we employ, as of the date of this Annual Report, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods due to the short-term nature of the instruments in our portfolio and the low risk profile of our investments. For example, a hypothetical change in interest rates of 100 basis points would not have a material impact on the fair market value of our cash equivalents, restricted cash equivalents and investments as of December 31, 2022. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

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

Foreign Currency Rate Risk

Our operations include activities in the U.S., Switzerland and certain other countries in Europe. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Swiss Franc and the Euro, as of December 31, 2022, we had minimal assets and liabilities denominated in foreign currencies and, as a result, changes in foreign currency exchange rates did not have a material impact on our business, financial condition or results of operations for the year ended December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mirum Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mirum Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Irvine, California

March 8, 2023

Mirum Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$28,003	$31,340
Short-term investments	123,716	125,201
Accounts receivable	23,994	3,267
Inventory	5,565	1,513
Prepaid expenses and other current assets	8,947	5,271
Total current assets	190,225	166,592
Restricted cash equivalents	100,000	100,000
Long-term investments	-	4,983
Property and equipment, net	914	981
Operating lease right-of-use assets	1,431	1,569
Intangible assets, net	58,954	18,740
Other assets	1,382	1,786
Total assets	$352,906	$294,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,690	$9,166
Accrued expenses	54,018	30,723
Operating lease liabilities	931	711
Derivative liability	1,090	1,996
Total current liabilities	64,729	42,596
Revenue interest liability, net	140,351	129,923
Operating lease liabilities, noncurrent	1,257	1,903
Other liabilities	4,532	17
Total liabilities	210,869	174,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021; and liquidation value of zero as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 36,956,345 shares issued and outstanding, excluding zero shares subject to repurchase as of December 31, 2022; and 30,705,060 shares issued and 30,582,596 shares outstanding, excluding 122,464 shares subject to repurchase as of December 31, 2021	4	3
Additional paid-in capital	535,074	377,403
Accumulated deficit	(392,824)	(257,159)
Accumulated other comprehensive income (loss)	(217)	(35)
Total stockholders’ equity	142,037	120,212
Total liabilities and stockholders’ equity	$352,906	$294,651

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021

Revenue:
Product sales, net	$75,062	$3,138
License revenue	2,000	16,000
Total revenue	77,062	19,138
Operating expenses:
Cost of sales	12,374	1,903
Research and development	106,842	131,428
Selling, general and administrative	89,066	59,220
Total operating expenses	208,282	192,551
Loss from operations	(131,220)	(173,413)
Other income (expense):
Interest income	3,857	366
Interest expense	(15,979)	(17,590)
Change in fair value of derivative liability	906	(732)
Other income (expense), net	365	(582)
Gain from sale of priority review voucher, net	—	108,000
Net loss before provision for income taxes	(142,071)	(83,951)
(Benefit from) provision for income taxes	(6,406)	37
Net loss	$(135,665)	$(83,988)
Net loss per share:
Basic	$(4.01)	$(2.77)
Diluted	$(4.02)	$(2.77)
Weighted-average shares outstanding:
Basic	33,839,072	30,321,722
Diluted	33,982,493	30,321,722

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(135,665)	$(83,988)
Other comprehensive gain (loss):
Unrealized loss on available-for-sale investments	(194)	(117)
Cumulative translation adjustments	12	(1)
Comprehensive loss	$(135,847)	$(84,106)

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	—	$—	29,776,544	$3	$345,180	$(173,171)	$83	$172,095
Issuance of common stock in connection with equity incentive plans	—	—	207,595	—	844	—	—	844
Issuance of common stock in connection with public offering, net of issuance costs $476	—	—	375,654	—	7,038	—	—	7,038
Restricted common stock vested in the period	—	—	133,592	—	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	89,211	—	1,254	—	—	1,254
Stock-based compensation	—	—	—	—	23,087	—	—	23,087
Net loss	—	—	—	—	—	(83,988)	—	(83,988)
Other comprehensive loss	—	—	—	—	—	—	(118)	(118)
Balance as of December 31, 2021	—	$—	30,582,596	$3	$377,403	$(257,159)	$(35)	$120,212
Issuance of common stock in connection with asset acquisition	—	—	609,305	—	15,585	—	—	15,585
Issuance of common stock in connection with equity incentive plans	—	—	357,934	—	5,438	—	—	5,438
Issuance of common stock in at-the-market offerings, net of issuance costs of $785	—	—	1,160,915	—	21,289	—	—	21,289
Issuance of common stock in connection with public offering, net of issuance costs $5,922	—	—	4,000,000	1	86,077	—	—	86,078
Restricted common stock vested in the period	—	—	122,464	—	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	123,131	—	1,834	—	—	1,834
Stock-based compensation	—	—	—	—	27,448	—	—	27,448
Net loss	—	—	—	—	—	(135,665)	—	(135,665)
Other comprehensive loss	—	—	—	—	—	—	(182)	(182)
Balance as of December 31, 2022	—	$—	36,956,345	$4	$535,074	$(392,824)	$(217)	$142,037

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(135,665)	$(83,988)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	27,007	23,087
Depreciation and amortization	3,238	595
Amortization of operating lease right-of-use assets	443	380
Net accretion of discounts on investments	(1,703)	(137)
Non-cash interest expense related to the revenue interest liability	15,979	17,590
Change in fair value of derivative liability	(906)	732
Change in fair value of contingent liabilities associated with acquisition	(899)	—
Deferred income taxes associated with an acquisition	(6,580)	—
Gain on sale of priority review voucher, net	—	(108,000)
Change in operating assets and liabilities:
Accounts receivable	(20,727)	—
Prepaid and other current assets	(3,676)	(4,009)
Inventory	(3,448)	(495)
Other assets	(127)	(519)
Accounts payable, accrued expenses and other liabilities	7,639	22,655
Operating lease liabilities	(711)	(649)
Net cash used in operating activities	(120,136)	(132,758)
Investing activities
Purchase of investments	(132,322)	(198,029)
Proceeds from maturities of investments	140,300	155,600
Proceeds from paydown of investments	—	2,000
Purchase of property and equipment	(278)	(24)
Proceeds from sale of priority review voucher, net	—	108,000
Additions to intangible assets	—	(19,000)
Net cash provided by investing activities	7,700	48,547
Financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	86,078	6,914
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	21,289	—
Proceeds from issuance of common stock pursuant to equity plans	7,272	2,098
Proceeds from revenue interest liability, net of issuance costs	—	64,575
Payments on revenue interest liability	(5,552)	(121)
Net cash provided by financing activities	109,087	73,466
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	12	(1)
Net decrease in cash, cash equivalents and restricted cash equivalents	(3,337)	(10,746)
Cash, cash equivalents and restricted cash equivalents at beginning of period	131,340	142,086
Cash, cash equivalents and restricted cash equivalents at end of period	$128,003	$131,340
Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$911	$864
Non-cash operating, investing and financing activities:
Issuance of common stock in exchange for acquired intangible assets	$15,585	$—
Accrued milestone payments classified as intangible assets, net	$15,000	$—
Deferred tax liability incurred from acquired intangible	$6,580	$—
Contingent milestone liability for common stock issuance for acquired intangible assets	$4,600	$—
Indemnification Holdback liability for common stock issuance in exchange for acquired intangible assets	$831	$—
Stock-based compensation capitalized into inventory	$441	$71
Right-of-use assets obtained in exchange for lease liability	$285	$—
Inventory purchases included in accrued liabilities	$163	$1,018

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

The Company’s product LIVMARLI® (maralixibat) oral solution (“Livmarli”), was approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) one year of age and older in the United States in September 2021 and for the treatment of cholestatic pruritus in patients with ALGS two months and older in Europe in December 2022.

The Company’s development pipeline consists of two clinical-stage product candidates, Livmarli and volixibat. The Company commenced significant operations in November 2018.

The Company views its operations and manages its business as one operating segment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of December 31, 2022, the Company had an accumulated deficit of $392.8 million and cash, cash equivalents, restricted cash equivalents and investments of $251.7 million. The Company believes that its unrestricted cash, cash equivalents and investments of $151.7 million as of December 31, 2022, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying consolidated financial statements. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company’s consolidated financial statements as of and for the year ended December 31, 2022 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, higher interest rates, foreign exchange rate fluctuations and the COVID-19 pandemic. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

Restricted cash equivalents consist of deposits placed in a segregated bank account as required under the terms of the Company’s Revenue Interest Purchase Agreement ("RIPA"), as amended September 2021, with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the "Purchasers"), and the Purchasers in connection with the sale of the Priority Review Voucher ("PRV") in December 2021.

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the consolidated balance sheets that together reflect the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$28,003	$31,340
Restricted cash equivalents	100,000	100,000
Total cash, cash equivalents, and restricted cash equivalents	$128,003	$131,340

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and investments. The Company limits the amount of credit exposure by investing cash that is not required for immediate operating needs in money market funds, government obligations and/or commercial paper with short maturities. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant.

The Company relies on a specialty pharmacy and a single distributor for all of the Company’s sales of Livmarli in the United States as well as a single distributor for sales outside the United States.

The Company sources materials and services through several vendors. Certain materials are sourced from a single vendor. The loss of certain vendors could result in a temporary disruption of the Company’s commercialization efforts.

For the years ended December 31, 2022 and 2021, the Company had one customer that accounted for approximately 23% and zero, respectively, of accounts receivable. For the years ended 2022 and 2021, the Company did not have revenue attributable to any one customer in excess of 10% of sales.

Investments

The Company classifies all investments in securities as available-for-sale, as the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date, are classified as a current asset.

Investments are recorded at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their cost basis are other-than-temporary and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are also included in interest income (loss). To date, the Company has not identified any other than temporary declines in fair value of its investments.

Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. The following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Prior to the initial regulatory approval for Livmarli, the Company expensed costs relating to raw materials and production of inventory as research and development expense in the accompanying consolidated statements of operations, in the period incurred. The Company expects it will deplete such inventories within 12 months of the balance sheet date.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term. As of December 31, 2022, property and equipment consisted primarily of leasehold improvements of $1.3 million and furniture and equipment of $0.6 million. As of December 31, 2021, property and equipment consisted primarily of leasehold improvements of $1.3 million and furniture and equipment of $0.2 million. Accumulated depreciation as of

December 31, 2022 and 2021 was $1.0 million and $0.7 million, respectively. Depreciation expense was $0.3 million for the years ended December 31, 2022 and 2021, respectively.

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

Intangible Assets, Net

The Company accounts for asset acquisitions that do not meet the definition of a business using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the asset (or assets) acquired on the basis of its (or their) relative fair value(s) on the measurement date. No goodwill is recognized in an asset acquisition.

Intangible assets are measured at their fair values as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis when the Company is unable to reliably estimate the pattern of cash flow. The Company tests its finite lived intangible assets for impairment annually or if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If it is determined that the asset is impaired, the carrying value is written down to its estimated fair value, with the related impairment charge recognized in the consolidated statements of operations in the period in which the impairment occurs. The Company has not recorded any impairments to its intangible assets for any of the periods presented.

The following table provides detail of the carrying amount of the Company’s intangible assets (in thousands):

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible asset - commercial milestone payments	$34,000	$(1,333)	$32,667
Intangible assets - Satiogen acquisition	28,107	(1,820)	26,287
Total intangible assets	$62,107	$(3,153)	$58,954

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible asset - commercial milestone payments	$19,000	$(260)	$18,740
Total intangible assets	$19,000	$(260)	$18,740

As of December 31, 2022, the remaining weighted-average amortization period of the Company’s intangible assets was 11.9 years. The remaining weighted-average amortization periods of the commercial milestone payments and the Satiogen Pharmaceutical, Inc. ("Satiogen") acquisition intangible assets were 17.1 years and 8.4 years, respectively.

Amortization expense was $2.9 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively, and was included in cost of sales on the accompanying consolidated statements of operations.

The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of December 31, 2022 (in thousands):

Years Ended December 31,	Amount
2023	$5,035
2024	5,035
2025	5,035
2026	5,035
2027	5,035
Thereafter	33,779
$58,954

Leases

The Company determines if a contractual arrangement is or contains a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the accompanying consolidated balance sheets. Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the leased asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized as rent expense on a straight-line basis over the lease term. Variable lease payments include lease operating expenses.

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

Revenue Interest Liability, Net

The revenue interest liability, net, associated with the RIPA that the Company entered into in December 2020, as amended in September 2021, with Mulholland SA LLC, an affiliate of Oberland Capital LLC (“Oberland”), as agent for purchasers party thereto (the “Purchasers”), and the Purchasers, is presented net of issuance costs and a debt discount on the consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of actual and forecasted product sales, net. The Company evaluates the interest rate quarterly based on actual product sales, net and forecast product sales, net, utilizing the prospective method. A significant increase or decrease in product sales, net will materially impact the revenue interest liability, interest expense and the time period for repayment.

Derivative Liability

The RIPA contains certain features that meet the definition of being an embedded derivative requiring bifurcation as a separate compound financial instrument apart from the RIPA. The derivative liability is initially measured at fair value on issuance and is subject to remeasurement at each reporting period with changes in fair value recognized as other income (expense) in the accompanying consolidated statements of operations as the change in fair value of derivative liability.

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Product Sales, Net

The Company recognizes product sales, net when the customer obtains control of our product, which occurs at a point in time, typically upon delivery of the Company’s product to the customer.

Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for discounts, government rebates, co-pay assistance, returns and other allowances that are offered within contracts with a customer relating to the sale of Livmarli. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Overall, these estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are reviewed and updated quarterly as additional information becomes known. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. Significant categories of sales discounts and allowances are as follows:

Government Rebates: The Company records rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are generated. The Company’s rebate calculations may require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. The liability for unpaid rebates is included in accrued expenses in the accompanying consolidated balance sheets. To date, actual government rebates have not differed materially from the Company’s estimates.

Other Incentives: Other incentives include a branded co-pay assistance program for eligible patients with commercial insurance in the United States. The branded co-pay assistance program assists commercially insured patients who have coverage for Livmarli and is intended to reduce each participating patient’s portion of the financial responsibility of the purchase price up to a specified dollar amount of assistance. The calculation of the accrual for co-pay assistance is based upon an identification of claims and the cost per claims associated with product that has been recognized as revenue. The Company records amounts paid under the brand specific co-pay assistance program for each patient as a reduction of revenue from product sales. To date, actual other incentives have not differed materially from the Company’s estimates.

Product Returns: The Company records revenue for product sales, net of estimated product returns. Customers have limited return rights related only to the product’s damage or defect identified upon delivery of the product. The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. To date, actual returns have not differed materially from the Company’s estimates.

License and Collaboration Arrangements

The Company enters into collaborative arrangements with partners and analyzes the collaboration arrangements to assess whether they are within the scope of Collaborative Arrangements (Topic 808) ("Topic 808") and determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. The accounting for some of the activities under collaboration arrangements may be subject to Revenue from Contracts with Customers (Topic 606) (“Topic 606”) for distinct units of account that are reflective of a vendor-customer relationship. For other elements of collaboration arrangements, such as reimbursements of certain development costs, the Company generally records reimbursements received as a reduction of research and development expenses.

In determining the appropriate amount of revenue to be recognized under Topic 606 as the Company fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the contracts with customers; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) determination and measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The terms of the Company’s license and collaborative research and development agreements include upfront license fees, research, development and other funding or reimbursements, milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until the Company satisfies performance obligations under these arrangements.

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

Cost of Product Sales

Prior to receiving approval from the U.S. Food and Drug Administration ("FDA") in September 2021 to sell Livmarli in the United States, the Company expensed all costs incurred related to the manufacture of Livmarli as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates. Subsequent to receiving FDA approval, when commercialization was considered probable and the future economic benefit was expected to be realized, the Company began capitalizing inventory costs incurred.

Cost of product sales consist of manufacturing costs, transportation and freight, amortization of capitalized intangible assets, royalties and indirect overhead costs associated with the manufacturing and distribution of Livmarli. Cost of product sales may also include period costs related to certain manufacturing services and inventory adjustment charges.

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

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $4.0 million and $9.2 million for the years ended December 31, 2022 and 2021, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation for all stock-based awards based on the grant date fair value of the award granted to employees and nonemployees, including members of its board of directors. For stock-based awards with service conditions, the fair value of the awards is recognized on a straight-line basis over the requisite service period in which the awards are expected to vest. For stock-based awards with performance vesting conditions, stock-based compensation is recognized when it is considered probable that the performance conditions will be satisfied. At each reporting period, the Company reassesses the probability of the achievement of the performance vesting conditions. Any change in stock-based compensation resulting from an adjustment in the vesting is treated as a cumulative catch-up in the period of adjustment. For stock-based awards with market conditions, stock-based compensation is recognized over the appropriate requisite service period. The Company accounts for forfeitures as they occur.

The Company evaluates the grant date fair value of awards granted for impacts of any potential material non-public information at the time of grant.

Income Taxes

Income taxes are recorded using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are recorded against deferred tax assets, including net operating losses and tax credits, when it is determined it is more-likely-than-not that some or all of the tax benefits will not be realized.

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

The following table sets for the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss, basic	$(135,665)	$(83,988)
Add: Change in fair value of Holdback Indemnification liability	(214)	—
Add: Change in fair value of Contingent Milestone liability	(700)	—
Net loss, diluted	$(136,579)	$(83,988)

Denominator:
Weighted-average shares of common stock outstanding, basic	33,839,072	30,321,722
Effect of dilutive securities:
Weighted-average Holdback-Indemnification shares issuable	19,590	—
Weighted-average contingent shares	123,831	—
Weighted-average shares of common stock outstanding, diluted	33,982,493	30,321,722

Net loss per share, basic	$(4.01)	$(2.77)
Net loss per share, diluted	$(4.02)	$(2.77)

In addition to the equity instruments included above, the following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2022	2021
Options to purchase common stock and restricted stock units	8,955,557	6,940,566
Common stock subject to repurchase	—	122,464
Employee stock purchase plan contingently issuable	26,305	23,116
Total	8,981,862	7,086,146

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new guidance. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU

2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 842), which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. In March 2020, the FASB issued ASU No. 2020-3, Codification Improvements to Financial Instruments which makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard and clarifies the following areas (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. For smaller reporting companies, the guidance will be effective during the first quarter of 2023. The Company does not expect the new standard to have a significant impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB, issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not expect the new standard to have a significant impact on its consolidated financial statements.
3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$124,227	$—	$—	$124,227
U.S. treasury bills	4,975	—	—	4,975
Commercial paper	—	74,386	—	74,386
U.S. government bonds	—	44,354	—	44,354
Total financial assets	$129,202	$118,740	$—	$247,942
Financial liabilities:
Contingent milestone liability	$3,900	$—	$—	$3,900
Derivative liability	—	—	1,090	1,090
Indemnification holdback	—	—	617	617
Total financial liabilities	$3,900	$—	$1,707	$5,607

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$128,420	$—	$—	$128,420
Commercial paper	—	115,221	—	115,221
U.S. government bonds	—	14,963	—	14,963
Total financial assets	$128,420	$130,184	$—	$258,604
Financial liabilities:
Derivative liability	$—	$—	$1,996	$1,996
Total financial liabilities	$—	$—	$1,996	$1,996

The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of December 31, 2022 and 2021 approximate their related fair values due to the short-term maturities of these instruments.

Money market funds and U.S. treasury bills are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. government agency bonds, U.S. government bonds and commercial paper, are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date.

The carrying amount of the revenue interest liability as of December 31, 2022 and 2021 approximates its fair value and is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the RIPA. The derivative liability and Indemnification Holdback liability (each as defined below) are each considered a Level 3 input based on the three-level hierarchy.

At time of issuance, the Contingent Milestone liability at fair value was recognized using Level 3 inputs as no observable inputs were available at the time in the market. At December 31, 2022, the Contingent Milestone liability has been reclassified as a Level 1 input as the significant inputs were known and observable.

Derivative Liability

The debt pursuant to the RIPA (refer to Note 6 "Revenue Interest Purchase Agreement" for further information) contains an embedded derivative requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at December 31, 2022 and 2021. The estimated probability and timing of underlying events triggering the exercisability of the put option contained within the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of December 31, 2022 and 2021, the discount rate used for valuation of the derivative liability was 15.7%, respectively.

The following table provides a summary of the change in the estimated fair value of the Company’s derivative liability, classified as Level 3 in the fair value hierarchy (in thousands):

Balance at January 1, 2021	$1,264
Change in fair value of derivative liability	732
Balance at December 31, 2021	1,996
Change in fair value of derivative liability	(906)
Balance at December 31, 2022	$1,090

Indemnification Holdback and Contingent Milestone Liabilities

In May 2022, in connection with the acquisition of Satiogen (refer to Note 7 “Asset Acquisitions” for further information), the Company recorded at fair value liabilities related to the Company’s common stock issuable upon satisfaction of certain purchase price adjustments and indemnification obligations that may arise during the 12 month period following the asset acquisition date (“Indemnification Holdback”) and contingent consideration upon achievement of a certain milestone (“Contingent Milestone”). The fair value of the Indemnification Holdback and the Contingent Milestone was classified within Level 3 of the fair value hierarchy and was estimated based upon the value of the Company’s common stock price. The fair value of the Indemnification Holdback was additionally determined based on management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date, while the fair value of the Contingent Milestone was additionally determined based upon management’s estimate of the probability of the milestone being met. The fair value of the Indemnification Holdback and Contingent Milestone was initially measured on May 20, 2022, the date on which the Company completed the acquisition of Satiogen. The Company assesses the fair value of the Indemnification Holdback and Contingent Milestone each reporting period until resolution of the related contingency and changes in fair value are recorded in other income (expense), net in the accompanying consolidated statements of operations. As of December 31, 2022, the contingency for the Contingent Milestone was resolved and the fair value of the liability was determined based solely upon the closing price of the Company’s common stock.

The following table provides a summary of the changes in the estimated fair value of the Indemnification Holdback and Contingent Milestone liability (in thousands):

	Indemnification Holdback Liability	Contingent Milestone Liability
Balance at January 1, 2022	$—	$—
Initial recognition	831	4,600
Change in fair value	(214)	(700)
Transfer out of Level 3 fair value hierarchy	—	(3,900)
Balance at December 31, 2022	$617	$—

The Indemnification Holdback and Contingent Milestone liabilities are included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2022. The change in fair value was recorded in Other income (expense), net in the consolidated statements of operations.

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$124,227	$—	$—	$124,227
U.S. treasury bills	4,980	—	(5)	4,975
Commercial paper	74,386	—	—	74,386
U.S. government bonds	44,579	—	(225)	44,354
Total cash equivalents and investments	$248,172	$—	$(230)	$247,942
Classified as:
Cash equivalents				$24,226
Cash equivalents - restricted				100,000
Short-term investments				123,716
Total cash equivalents, restricted cash equivalents and investments				$247,942

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$128,420	$—	$—	$128,420
Commercial paper	115,221	—	—	115,221
U.S. government bonds	14,999	—	(36)	14,963
Total cash equivalents and investments	$258,640	$—	$(36)	$258,604
Classified as:
Cash equivalents				$28,420
Cash equivalents - restricted				100,000
Short-term investments				125,201
Long-term investments				4,983
Total cash equivalents, restricted cash equivalents and investments				$258,604

As of December 31, 2022, the remaining contractual maturities of available-for-sale debt securities were less than 12 months. During the years ended December 31, 2022 and 2021, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any other-than-temporary impairment losses on these securities.

5. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2022	2021
Raw material	$—	$856
Work in progress	5,351	570
Finished goods	214	87
Total inventory	$5,565	$1,513

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued milestone payments	$15,000	$-
Accrued compensation and related benefits	14,660	9,988
Accrued clinical trials	8,319	6,732
Accrued professional service fees	5,372	2,458
Accrued rebates payable	4,284	265
Accrued contract manufacturing and non-clinical costs	3,927	4,635
Accrued royalties payable	2,456	345
Accrued collaboration funding	—	6,300
Total accrued expenses	$54,018	$30,723

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

The Company was entitled to receive an additional $35.0 million upon FDA approval of Livmarli, which it elected to forgo. The Company was also entitled to receive up to approximately $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions on or prior to December 31, 2022, which the Company did not request.

As consideration for such payments, the Purchasers have the right to receive certain revenue interests (the "Revenue Interests") from the Company based on annual product sales, net of Livmarli, which will be tiered payments (the “Revenue Interest Payments”) based on whether such annual product sales, net are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”).

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

The Put Option under the RIPA that is exercisable by Purchasers upon certain contingent events was determined to be an embedded derivative requiring bifurcation and separately accounted for as a single compound derivative instrument. The Company recorded the initial fair value of the derivative liability of $1.3 million as a debt discount, which is amortized to interest expense over the expected term of the debt using the effective interest method.

As of December 31, 2022 and 2021, $140.4 million and $129.9 million, respectively, was recorded as a revenue interest liability on the accompanying consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluates the interest rate quarterly based on its current product sales, net forecasts utilizing the prospective method. A significant increase or decrease in product sales, net will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded interest expense related to this arrangement of $16.0 million and $17.6 million for the years ended December 31, 2022 and 2021, respectively.

The Company incurred $0.9 million of issuance costs in connection with the RIPA, which are being amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s product sales, net reduce the revenue interest liability. During the year ended December 31, 2022, the Company made payments of $5.6 million in connection with the RIPA.

The following table summarizes the revenue interest liability activity during the years ended December 31, 2022 and 2021 (in thousands):

Revenue interest liability at January 1, 2021	$47,651
Proceeds from purchaser payments	65,000
Interest expense recognized	17,590
Capitalized issuance costs	(197)
Revenue interest payments	(121)
Revenue interest liability at December 31, 2021	129,923
Interest expense recognized	15,979
Revenue interest payments	(5,551)
Revenue interest liability at December 31, 2022	$140,351

7. Asset Acquisitions

Assignment and License Agreement with Shire International GmbH (Takeda)

In November 2018, the Company entered into an Assignment and License Agreement (the “Shire Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda Pharmaceutical Company Limited ("Takeda"). Under the terms of the Shire Agreement, Shire granted the Company an exclusive, royalty bearing worldwide license to develop and commercialize its two product candidates, Livmarli and volixibat. As part of the Shire Agreement, the Company was assigned license agreements held by Shire with Satiogen, Pfizer Inc. (“Pfizer”) and Sanofi-Aventis Deutschland GmbH (“Sanofi”). The Company has the right to sublicense under the Shire Agreement and additionally has the right to sublicense under the Satiogen, Pfizer and Sanofi licenses subject to the terms of those license agreements.

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. As of December 31, 2022, the Company accrued $15.0 million for a regulatory milestone associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. No additional milestones have been accrued as there were no potential milestones yet considered probable. There were $15.0 million of Livmarli development or regulatory milestones achieved during the year ended December 31, 2022, compared to $32.0 million for the year ended December 31, 2021. There were no volixibat development and regulatory milestones achieved during the year ended December 21, 2022, compared to $2.0 million during the year ended December 31, 2021.

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

In May 2022, the Company completed the merger and acquisition of Satiogen for total consideration of approximately $24.2 million. At acquisition, Satiogen’s assets consisted of cash and intangible assets related to developed technology. The purchase consideration consisted of 609,305 shares of the Company’s common stock issued upon the closing of the acquisition and cash consideration of $2.6 million, excluding $0.2 million of stock option exercise prices deemed to have been paid immediately prior to the acquisition, in respect of an equivalent amount of cash on the books of Satiogen, with up to an additional 32,494 shares of common stock that would have been issued upon the closing of the acquisition except the parties agreed to such shares being held back by the Company for 12 months from the acquisition date to satisfy certain purchase price adjustments and indemnification obligations that may arise during this period. Specifically, purchase price adjustments and indemnification obligations that arise will reduce the number of shares issuable by the Company at settlement in accordance with the terms of the definitive acquisition agreement. The purchase consideration also included issuance of up to an additional 199,993 shares of the Company’s common stock, contingent upon the achievement of a certain milestone by June 30, 2025, subject to adjustment to satisfy certain purchase price adjustments and indemnification obligations that may arise. In December 2022, with the approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older, the milestone was achieved. The Company issued 199,993 shares of common stock in January 2023. Through the transaction, the Company obtained all Satiogen licensing payments and Satiogen-owned intellectual property relating to Livmarli and volixibat. The transaction resulted in a reduction of total licensing royalty obligations for Livmarli and volixibat.

The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business and substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, namely, the Satiogen intangible assets comprised of intellectual property. The Company evaluated that the intellectual property assets acquired were deemed to be commercially viable and the cost of the acquisition was recorded as an intangible asset in the accompanying consolidated balance sheets as of December 31, 2022.

There was no gain or loss recognized from settlement of the preexisting contractual relationship with Satiogen as the pre-existing contract was determined to be at fair value on the date of acquisition. For the year ended

December 31, 2022, there were no significant expenses incurred that were approved for settlement against the Indemnification Holdback.

As the number of shares potentially issuable upon the resolution of the Indemnification Holdback and the Contingent Milestone is variable, they were recorded as liabilities at their respective fair values on the date of acquisition using the Company’s common stock price. The fair value of the Indemnification Holdback was additionally determined based on management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date, while the fair value of the Contingent Milestone was additionally determined based upon management’s estimate of the probability of the milestone being met until the contingency was resolved in December 2022. The fair value of the Indemnification Holdback liability and the Contingent Milestone liability are remeasured at each reporting period until settled, with resulting changes in the fair value recorded in other income (expense) in the accompanying consolidated statements of operations.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of December 31, 2022, no milestones had been accrued as there were no potential milestones considered probable.

8. Collaboration and License Agreements

License and Collaboration Agreement with CANbridge

In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions (China, Hong Kong, Macau and

Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license, was recorded as license revenue in the accompanying consolidated statements of operations. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. The Company concluded at inception of the agreement that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company will recognize any consideration related to sales-based payments when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2022 and December 31, 2021, the Company recorded research and development funding of $0.9 million and $1.9 million, respectively, payable by CANbridge to the Company which is reflected as a reduction of research and development expense in the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, such research and development funding of $0.2 million and $0.8 million, respectively, was recorded as a receivable which was included in accounts receivable on the accompanying consolidated balance sheets. In January 2022, CANbridge achieved a regulatory milestone, triggering a milestone payment to the Company of $2.0 million, which was recorded as license revenue on the accompanying consolidated statements of operations for the year ended December 31, 2022.

License and Collaboration Agreement with GC Biopharma

In July 2021, the Company entered into an exclusive license and collaboration agreement with GC Biopharma. Under the terms of the agreement, GC Biopharma has obtained the exclusive right to develop and commercialize Livmarli within South Korea for ALGS, PFIC, and BA. In connection with the agreement, the Company received a $5.0 million upfront payment, which, upon satisfaction of the performance obligation and receipt by GC Biopharma of the right to use and benefit from the license, was recorded as license revenue in the accompanying consolidated financial statements of operations for the year ended December 31, 2021. There was no license revenue recorded for the year ended December 31, 2022. Additionally, the Company is entitled to certain research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. At inception of the agreement, the Company concluded that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue for this contract when the uncertainty is resolved in the future. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. The Company will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the years ended December 31, 2022 and December 31, 2021, no adjustments were made to the transaction price. For the years ended December 31, 2022 and December 31, 2021, the Company recorded research and development funding of zero and $0.3 million, respectively, payable by GC Biopharma to the Company which is reflected as a reduction of research and development expense in the accompanying consolidated statements of operations. As of December 31, 2022 and December 31, 2021, such research and development funding of zero and $0.3 million, respectively, was recorded as a receivable which was included in prepaids and other current assets on the accompanying consolidated balance sheets. In February 2023, GC Biopharma achieved a regulatory milestone under this agreement triggering a milestone payment to the Company of $2.5 million.

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

Option, License and Collaboration Agreement with Vivet

In April 2021, the Company entered into an Option, License and Collaboration Agreement (“Vivet Collaboration Agreement”) with Vivet Therapeutics SAS (“Vivet”). Pursuant to the Vivet Collaboration Agreement, Vivet granted the Company the exclusive option, at the Company’s discretion, to develop and subsequently commercialize Vivet’s two proprietary AAV gene therapy programs for PFIC, subtypes 3 and 2. Under the terms of the Vivet Collaboration Agreement, the Company paid an upfront fee of $4.2 million and agreed to provide funding to support certain research and development costs associated with the two gene therapy programs through July 2023. In December 2021, the Company elected not to exercise its option, terminating the agreement. The Company made a final payment of $6.3 million in January 2022 under the terms of the agreement, which was reflected in accrued expenses at December 31, 2021 on the accompanying consolidated balance sheets.

For the year ended December 31, 2021, pursuant to the terms of the Vivet Collaboration Agreement, the Company recorded research and development expense of $18.9 million on the accompanying consolidated statements of operations.

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

Additionally, pursuant to the Amended Agreement, the Company expanded the office space by 5,555 square feet for a five-year term expiring in March 2025 (the “Expanded Space”). The Company accounted for the Expanded Space as a separate contract as there were material additional rights of use that were not included in the Initial Lease. The Amended Agreement contained a tenant improvement allowance of $0.8 million in connection with the expanded space, which has been recorded as leasehold improvements within property and equipment, net on the accompanying consolidated balance sheets with a corresponding reduction of the ROU asset at inception of the lease for the expanded space.

In June 2022, the Company entered into a lease agreement for approximately 3,500 square feet of office space in Switzerland. The lease commenced in November 2022 and has a term of approximately two and a half years with no option to extend the term. The Company recorded a ROU asset and lease liability of $0.3 million at inception of the lease.

The ROU and corresponding lease liabilities were estimated using a weighted-average incremental borrowing rate of 8.0%.

As of December 31, 2022, the Company recorded an aggregate ROU asset of $1.4 million and an aggregate lease liability of $2.2 million in the accompanying consolidated balance sheets. The weighted-average remaining lease term is 2.1 years.

As of December 31, 2022, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Years Ended December 31,	Undiscounted Rent Payments
2023	$1,064
2024	1,072
2025	242
Total undiscounted lease payments	2,378
Less: imputed interest	(190)
Total lease liability	$2,188

Rent expense was $0.8 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. Variable lease payments for the year ended December 31, 2022 were $0.2 million. Variable lease payments for the year ended December 31, 2021 were immaterial.

10. Stockholders’ Equity (Deficit)

Common Stock

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Leerink acting as the sales agent and/or principal. During the year ended December 31, 2021, the Company did not issue or sell any shares of common stock pursuant to the Sales Agreement. During the year ended December 31, 2022, the Company issued and sold 1,160,915 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $19.01 per share, resulting in aggregate gross proceeds to the Company of $22.1 million. The net proceeds for the year ended December 31, 2022 to the Company after deducting sales commissions to SVB Securities and other issuance expenses were approximately $21.3 million. Through December 31, 2022, the Company has issued and sold an aggregate of 1,466,884 shares of common stock pursuant to the Sales Agreement, resulting in aggregate gross proceeds to the Company of $28.7 million. The remaining capacity under the Sales Agreement is approximately $46.3 million as of December 31, 2022. In January and February 2023, the Company sold 658,206 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $22.79 per share, resulting in net proceeds of $14.5 million.

In December 2020, the Company completed an underwritten public offering of its common stock pursuant to the Shelf Registration. The Company issued and sold 3,750,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $70.0 million after deducting underwriting discounts, commissions and offering expenses. In addition, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 562,500 additional shares of its common stock at the public offering price, less the underwriting discounts and commissions. In January 2021, the underwriters partially exercised their option and purchased 375,654 shares of the Company’s common stock at a price of $20.00 per share, resulting in net proceeds of $7.1 million after deducting underwriting discounts.

In August 2022, the Company completed an underwritten public offering of its common stock pursuant to the Shelf Registration. The Company issued and sold 3,478,261 shares of common stock at a public offering price of $23.00 per share. In addition, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 521,739 additional shares of its common stock at the public offering price, less the underwriting discounts, commissions and offering expenses, which the underwriters exercised in full. The underwritten public offering, including the underwriters’ exercise of their option, resulted in net proceeds to the Company of $86.1 million after deducting underwriting discounts, commissions and offering expenses.

As of December 31, 2022 and 2021, zero and 122,464 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these shares is immaterial to all periods presented.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	December 31,
	2022	2021
Stock options and restricted stock units issued and outstanding	8,955,557	6,940,566
Reserved for future stock awards or option grants	1,596,947	2,434,619
Reserved for employee stock purchase plan	1,157,570	911,138
Common stock held back in connection with asset acquisition	31,638	—
Common stock issuable as contingent consideration in connection with asset acquisition	199,993	—
	11,941,705	10,286,323

11. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2022, 1,121,179 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In 2021 and 2020, the Company’s board of directors authorized an additional 1,000,000 and 750,000 shares of the Company’s common stock for future issuance, respectively. As of December 31, 2022, 475,768 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2022 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,870,617	$12.56	8.0	$32,637
Granted	2,174,350	$18.02
Exercised	(357,934)	$15.19
Canceled and forfeited	(346,950)	$18.39
Outstanding as of December 31, 2022	8,340,083	$13.63	7.5	$51,645
Vested and exercisable as of December 31, 2022	4,578,478	$10.39	6.7	$42,123

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 was $12.73 and $13.39 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $3.0 million and $1.3 million, respectively. As of December 31, 2022, the total unrecognized stock-based compensation related to unvested stock option awards granted was $41.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the expected stock price volatility was based upon the weighting of the Company’s historical volatility and the historical volatility of a peer group of publicly traded companies. The historical volatility data was computed using the daily closing prices for the Company’s and its peer companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

Year ended December 31,
	2022	2021
Exercise price	$15.50-$27.46	$14.05-$21.22
Expected term (in years)	5.5-6.1	5.5-6.1
Expected volatility	80.86%-83.20%	82.76%-94.06%
Risk-free interest rate	1.46%-4.10%	0.62%-1.34%
Expected dividend yield	—	—

Restricted Stock Units

The following table summarizes the activity under the Company’s restricted stock units for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested and Outstanding as of December 31, 2021	$69,949	$18.57
Granted	586,452	18.24
Vested	—	—
Cancelled/Forfeited	(40,927)	16.92
Unvested and Outstanding as of December 31, 2022	$615,474	$18.36

The fair value of restricted stock unit ("RSU") awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

As of December 31, 2022, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $7.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.06 years.

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. During the year ended December 31, 2022, 123,131 shares were issued under the ESPP. As of December 31, 2022, the Company had 1,157,570 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP for the years ended December 31, 2022 and 2021 was $0.7 million, respectively.

Restricted Common Stock

In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. The modified shares have a four-year vesting period and a measurement date fair value of $2.94 per share. For the years ended December 31, 2022 and 2021, 122,464 shares and 133,593 shares vested, respectively. The total fair value of shares vested was $0.4 million during each of the years ended December 31, 2022 and 2021, which was recorded as stock-based compensation in the consolidated statements of operations. As of December 31, 2022, all restricted shares were vested.

Total stock-based compensation is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021
Selling, general and administrative	$16,957	$13,128
Research and development	10,050	9,888
Total	$27,007	$23,016

Stock-based compensation of $0.4 million and $0.1 million was capitalized into inventory for the years ended December 31, 2022 and 2021, respectively. Capitalized stock-based compensation is recognized in cost of sales when the related product is sold.

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

13. Income Taxes

The Company’s losses before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021
U.S. loss before taxes	$(142,661)	$(84,217)
Foreign income before taxes	590	266
Loss before income taxes	$(142,071)	$(83,951)

The income tax (expense) benefit applicable to income before income taxes consists of the following:

	Year Ended December 31,
	2022	2021
Current income taxes:
State	$18	$—
Foreign	157	37
Total current	175	37
Deferred taxes:
Federal	(5,503)	—
State	(1,078)	—
Total deferred	(6,581)	—
Income tax (benefit) expense	$(6,406)	$37

The Company acquired Satiogen in a tax-free reorganization, whereby the Company did not receive a step-up in tax basis of the acquired intangible assets, resulting in a deferred tax liability of $6.6 million. The deferred tax liability provided an additional source of taxable income to support the realization of the pre-existing deferred tax assets. As a result, a portion of the Company’s valuation allowance was released and a $6.6 million tax benefit was recorded for the year ended December 31, 2022.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.00%	21.00%
State tax	7.40	1.32
Permanent differences	(0.65)	(1.70)
Other	(0.93)	0.02
Executive compensation	(2.99)	—
Global intangible low-taxed income	(1.43)	—
Tax credits	4.96	7.72
Change in valuation allowance	(22.85)	(28.41)
Total tax benefit	4.51%	(0.05)%

The significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$34,522	$31,819
Tax credit carryforwards	26,747	18,501
Capitalized research and development	23,569	—
Stock-based compensation	6,726	5,815
Intangibles	4,733	10,277
Accrued expenses	3,527	4,027
Interest limitation attributes	3,127	—
Lease liability	460	543
Total deferred tax assets	103,411	70,982
Deferred tax liabilities:
Operating lease right-of-use assets	(272)	(319)
Fixed assets	(100)	(138)
Total deferred tax liabilities	(372)	(457)
Valuation allowance	(103,039)	(70,525)
Net deferred tax assets	$—	$—

The valuation allowance increased by $32.5 million and $23.9 million for the years ended December 31, 2022 and 2021, respectively. The tax benefit of deductible temporary differences or carryforwards is recorded as a deferred tax asset to the extent that management assesses the realization is “more likely than not.” Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the period available under the tax law. At December 31, 2022 and 2021, the Company has set up valuation allowances against all federal and state net deferred tax assets, because based on all available evidence, these deferred tax assets are not more than likely to be realizable.

The Company had federal, California and other state net operating loss carryforwards of approximately $153.1 million, $19.1 million and $17.7 million at December 31, 2022, and $150.0 million, $2.2 million and $4.5 million at December 31, 2021, respectively. Federal losses do not expire, and California net operating and other state income net operating losses will begin to expire in 2038 and 2032, respectively, if not utilized. The Company also has federal general business credit and California research and development credit carryforwards totaling $32.5 million and $4.2 million at December 31, 2022, and $23.1 million and $2.1 million at December 31, 2021, respectively. The federal research and development credit carryforwards will begin to expire in 2039, unless previously utilized. The California research credits do not expire.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards and the research and development credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards and research and development credit carryforwards before utilization and may be material. As of December 31, 2022, the Company determined that it has not experienced an ownership change and determined that NOLs and tax credits are not subject to a limitation pursuant to Section 382.

The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$6,399	$3,933
(Decrease) related to prior year tax positions	—	—
Increases related to current year tax positions	2,855	2,466
Balance at end of year	$9,254	$6,399

The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary roll-forward above. The Company’s effective income tax rate would not be impacted if the unrecognized tax benefits were recognized in 2022 and 2021, as the Company is in a full valuation allowance position.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. All of the Company’s tax returns in all jurisdictions remain open to examination since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2022 and 2021, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2022 and 2021, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place in the Tax Act.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained under the captions “Proposal 1 – Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” if any, in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders (“Definitive Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

Code of Business Conduct and Ethics

We maintain a Code of Conduct that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is posted on our website at www.mirumpharma.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.

Item 11. Executive Compensation.

The information required by this item will be set forth under the caption "Executive Compensation" in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth under the captions “Transactions With Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the caption “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement and is incorporated here by reference.

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

10.6+

Forms of international grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.7+

Forms of international director grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.8+

Forms of international restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.9+

Mirum Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on July 8, 2019, and incorporated by reference herein).

10.10+

Mirum Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan Terms and conditions – Non-U.S. Participants (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.11*	Mirum Pharmaceuticals, Inc. 2020 Inducement Plan

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

10.14+

Forms of international grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.15+

Forms of international restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

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

10.19+

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

10.22+

Transition, Separation and Consulting Agreement, dated January 7, 2023, by and between the Registrant and Ian Clements, Ph.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2023, and incorporated by reference herein).

10.23+

Offer Letter by and between the Registrant and Peter Radovich, dated April 28, 2020 (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.24#¥

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

10.26#¥

License Agreement by and between Lumena Pharmaceuticals, Inc. and Pfizer Inc., dated June 1, 2012 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.27#¥

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

10.29#¥

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

10.34

Mirum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended March 18, 2020 (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[…***…]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

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

MIRUM PHARMACEUTICALS, INC.

Date: March 8, 2023	By:	/s/ Christopher Peetz
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

Name	Title	Date

/s/ Christopher Peetz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2023
Christopher Peetz

/s/ Ian Clements, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2023
Ian Clements, Ph.D.

/s/ Laura Brege	Director	March 8, 2023
Laura Brege

/s/ Lon Cardon, Ph.D.	Director	March 8, 2023
Lon Cardon, Ph.D.

/s/ William C. Fairey	Director	March 8, 2023
William C. Fairey

/s/ Laurent Fischer, M.D.	Director	March 8, 2023
Laurent Fischer, M.D.

/s/ Michael Grey	Director	March 8, 2023
Michael Grey

/s/ Patrick Heron	Director	March 8, 2023
Patrick Heron

/s/ Niall O’Donnell, Ph.D.	Director	March 8, 2023
Niall O’Donnell, Ph.D.

/s/ Saira Ramasastry, M.S., M.Phil	Director	March 8, 2023
Saira Ramasastry, M.S., M.Phil