Form 10-Q
period 2023-03-31
Mirum Pharmaceuticals, Inc.
filed 2023-05-04
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

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

The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of April 28, 2023 was 38,031,812.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$49,419	$28,003
Short-term investments	82,654	123,716
Accounts receivable	24,661	23,994
Inventory	6,613	5,565
Prepaid expenses and other current assets	8,987	8,947
Total current assets	172,334	190,225
Restricted cash equivalents	100,000	100,000
Property and equipment, net	877	914
Operating lease right-of-use assets	1,287	1,431
Intangible assets, net	57,695	58,954
Other assets	1,337	1,382
Total assets	$333,530	$352,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,440	$8,690
Accrued expenses	40,399	54,018
Operating lease liabilities	914	931
Derivative liability	1,090	1,090
Total current liabilities	48,843	64,729
Revenue interest liability, net	141,710	140,351
Operating lease liabilities, noncurrent	1,055	1,257
Other liabilities	772	4,532
Total liabilities	192,380	210,869
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 38,012,247 shares issued and outstanding as of March 31, 2023; and 36,956,345 shares issued and outstanding as of December 31, 2022	4	4
Additional paid-in capital	563,964	535,074
Accumulated deficit	(422,954)	(392,824)
Accumulated other comprehensive income (loss)	136	(217)
Total stockholders’ equity	141,150	142,037
Total liabilities and stockholders’ equity	$333,530	$352,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product sales, net	$29,098	$10,892
License revenue	2,500	2,000
Total revenue	31,598	12,892
Operating expenses:
Cost of sales	4,979	2,424
Research and development	23,548	24,088
Selling, general and administrative	30,219	19,116
Total operating expenses	58,746	45,628
Loss from operations	(27,148)	(32,736)
Other income (expense):
Interest income	2,272	69
Interest expense	(4,242)	(3,774)
Other expense, net	(811)	(154)
Net loss before provision for income taxes	(29,929)	(36,595)
Provision for income taxes	201	11
Net loss	$(30,130)	$(36,606)
Net loss per share, basic and diluted	$(0.80)	$(1.17)
Weighted-average shares of common stock outstanding, basic and diluted	37,675,306	31,296,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(30,130)	$(36,606)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	165	(93)
Cumulative translation adjustments	188	(3)
Comprehensive loss	$(29,777)	$(36,702)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2022	36,956,345	$4	$535,074	$(392,824)	$(217)	$142,037
Issuance of common stock in connection with equity award plans	197,703	—	1,390	—	—	1,390
Issuance of common stock in at-the-market offerings, net of issuance costs of $518	658,206	—	14,480	—	—	14,480
Issuance of common stock in connection with achievement of Contingent Milestone	199,993	—	4,292	—	—	4,292
Stock-based compensation	—	—	8,728	—	—	8,728
Net loss	—	—	—	(30,130)	—	(30,130)
Other comprehensive income	—	—	—	—	353	353
Balance as of March 31, 2023	38,012,247	$4	$563,964	$(422,954)	$136	$141,150

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	30,582,596	$3	$377,403	$(257,159)	$(35)	$120,212
Issuance of common stock in connection with equity award plans	100,951	—	1,477	—	—	1,477
Issuance of common stock in at-the-market offerings, net of issuance costs of $601	995,897	—	17,384	—	—	17,384
Restricted common stock vested in the period	33,398	—	—	—	—	—
Stock-based compensation	—	—	6,561	—	—	6,561
Net loss	—	—	—	(36,606)	—	(36,606)
Other comprehensive loss	—	—	—	—	(96)	(96)
Balance as of March 31, 2022	31,712,842	$3	$402,825	$(293,765)	$(131)	$108,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(30,130)	$(36,606)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	8,561	6,561
Depreciation and amortization	1,337	342
Amortization of operating lease right-of-use assets	144	101
Net accretion of discounts on investments	(829)	(45)
Non-cash interest expense related to the revenue interest liability	4,242	3,774
Change in fair value of contingent liabilities associated with acquisition	532	—
Change in operating assets and liabilities:
Accounts receivable	(667)	(4,605)
Prepaid and other current assets	(40)	(637)
Inventory	(778)	(67)
Other assets	285	(247)
Accounts payable, accrued expenses and other liabilities	(16,212)	(8,070)
Operating lease liabilities	(219)	(170)
Net cash used in operating activities	(33,774)	(39,669)
Investing activities
Purchase of investments	(22,444)	—
Proceeds from maturities of investments	64,500	36,500
Purchase of property and equipment	(41)	—
Net cash provided by investing activities	42,015	36,500
Financing activities
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	14,480	—
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	17,384
Proceeds from issuance of common stock pursuant to equity plans	1,390	1,477
Payments on revenue interest liability	(2,883)	(757)
Net cash provided by financing activities	12,987	18,104
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	188	(3)
Net increase in cash, cash equivalents and restricted cash equivalents	21,416	14,932
Cash, cash equivalents and restricted cash equivalents at beginning of period	128,003	131,340
Cash, cash equivalents and restricted cash equivalents at end of period	$149,419	$146,272

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$262	$219
Non-cash operating, investing and financing activities:
Reclassification of Contingent Milestone liability to equity in connection with issuance of common stock upon achievement of Contingent Milestone	$4,292	$—
Deferred offering costs in accrued liabilities	$240	$—
Stock-based compensation capitalized to inventory	$167	$—
Inventory purchases included in accrued liabilities	$103	$—

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

The Company’s product LIVMARLI® (maralixibat) oral solution (“Livmarli”), is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) three months of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months and older in Europe.

The Company’s development pipeline consists of two clinical-stage product candidates, Livmarli and volixibat. The Company commenced significant operations in November 2018.

The Company views its operations and manages its business as one operating segment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of March 31, 2023, the Company had an accumulated deficit of $423.0 million and cash, cash equivalents, restricted cash equivalents and investments of $232.1 million. The Company believes that its cash, unrestricted cash equivalents and investments of $132.1 million as of March 31, 2023, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

In April 2023, the Company completed a convertible notes offering, as further described in Note 13, with net proceeds of approximately $305.4 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. Approximately $192.7 million of the proceeds were used to repurchase all future revenue interests in connection with the Company’s Revenue Interest Purchase Agreement (“RIPA”) (Note 6). Upon repurchase and the termination of the RIPA, in accordance with its terms, the restricted cash equivalents of $100.0 million were no longer restricted from use.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. The accompanying unaudited condensed consolidated financial statements include the accounts of the

Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2022, as filed with the SEC on March 8, 2023.

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

The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, bank failures, higher interest rates, foreign exchange rate fluctuations and the COVID-19 pandemic. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, unless indicated below.

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

Restricted cash equivalents for the periods presented consist of deposits placed in a segregated bank account as required under the terms of the Company’s RIPA, as amended September 2021, with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers in connection with the sale of the Priority Review Voucher in December 2021.

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Cash and cash equivalents	$49,419	$28,003
Restricted cash equivalents	100,000	100,000
Total cash, cash equivalents, and restricted cash equivalents	$149,419	$128,003

Investments

The Company classifies all investments in securities as available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date, are classified as a current asset.

Investments are recorded at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized, with the exception of any declines in fair value below the cost basis that are a result of a credit loss, which, if any, are reported in other income (expense), net in the current period through an allowance for credit losses. Each reporting period, the Company evaluates whether declines in fair values of its available-for-sale securities below their cost basis are other-than-temporary and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, the creditworthiness of the security issuers, as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are also included in interest income (loss). To date, the Company has not identified any other than temporary declines in fair value of its investments.

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

The Company relies on a single distributor and a specialty pharmacy for all of the Company’s sales of Livmarli in the United States as well as a single distributor for sales outside the United States.

The Company sources materials and services through several vendors. Certain materials are sourced from a single vendor. The loss of certain vendors could result in a temporary disruption of the Company’s commercialization efforts.

As of March 31, 2023 and December 31, 2022, the Company had one customer that accounted for approximately 13% and 23%, respectively, of accounts receivable. For the three months ended March 31, 2023 and 2022, the Company did not have revenue attributable to any one customer in excess of 10% of sales.

Accounts Receivable

The Company has accounts receivable amounts due from product sales. The Company also has accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of March 31, 2023. There was no bad debt expense for the three months ended March 31, 2023 and 2022.

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

Intangible assets are measured at their fair values as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis when the Company is unable to reliably estimate the pattern of cash flow. The Company tests its finite lived intangible assets for impairment annually or if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If it is determined that the asset is impaired, the carrying value is written down to its estimated fair value, with the related impairment charge recognized in the unaudited condensed consolidated statements of operations in the period in which the impairment occurs. The Company has not recorded any impairments to its intangible assets for any of the periods presented.

The following table provides detail of the carrying amount of the Company’s intangible assets (in thousands):

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible asset - commercial milestone payments	$34,000	$(1,810)	$32,190
Intangible assets - Satiogen acquisition	28,107	(2,602)	25,505
Total intangible assets	$62,107	$(4,412)	$57,695

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible asset - commercial milestone payments	$34,000	$(1,333)	$32,667
Intangible assets - Satiogen acquisition	28,107	(1,820)	26,287
Total intangible assets	$62,107	$(3,153)	$58,954

As of March 31, 2023, the remaining weighted-average amortization period of the Company’s intangible assets was 13.0 years and the remaining weighted-average amortization periods of the commercial milestone payments and the Satiogen Pharmaceutical, Inc. ("Satiogen") acquisition intangible assets were 16.9 years and 8.2 years, respectively.

Amortization expense was $1.3 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, and was included in cost of sales on the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of March 31, 2023 (in thousands):

Amount
2023 (remaining nine months)	3,776
2024	5,035
2025	5,035
2026	5,035
2027	5,035
Thereafter	33,779
$57,695

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, and contingently issuable employee stock purchase plan shares because their effect would be anti-dilutive due to the Company’s net loss. Since the Company incurred a net loss in each of the periods presented, basic and diluted net loss per share were the same.

The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,	As of March 31,
	2023	2022
Options to purchase common stock and restricted stock units	10,573,024	8,591,673
Common stock subject to repurchase	—	89,066
Employee stock purchase plan contingently issuable	66,658	57,381
Holdback Indemnification common stock issuable	31,638	—
Total	10,671,320	8,738,120

Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-3, Codification Improvements to Financial Instruments which makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard and clarifies the following areas (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. There was no impact on the accompanying unaudited condensed consolidated financial statements as of the adoption date, January 1, 2023.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the accompanying condensed consolidated financial statements and disclosures.

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$141,028	$—	$—	$141,028
U.S. treasury bills	19,642	—	—	19,642
Commercial paper	—	33,247	—	33,247
U.S. government bonds	—	29,765	—	29,765
Total financial assets	$160,670	$63,012	$—	$223,682
Financial liabilities:
Derivative liability	$—	$—	$1,090	$1,090
Indemnification holdback	—	—	760	760
Total financial liabilities	$—	$—	$1,850	$1,850

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$124,227	$—	$—	$124,227
U.S. treasury bills	4,975	—	—	4,975
Commercial paper	—	74,386	—	74,386
U.S. government bonds	—	44,354	—	44,354
Total financial assets	$129,202	$118,740	$—	$247,942
Financial liabilities:
Contingent milestone liability	$3,900	$—	$—	$3,900
Derivative liability	—	—	1,090	1,090
Indemnification holdback	—	—	617	617
Total financial liabilities	$3,900	$—	$1,707	$5,607

The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 approximate their related fair values due to the short-term maturities of these instruments.

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

The carrying amount of the revenue interest liability as of March 31, 2023 and December 31, 2022 approximates its fair value and is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the RIPA.

The Contingent Milestone liability as of December 31, 2022 is considered a Level 1 input as the significant inputs were known and observable. The derivative liability and Indemnification Holdback liability (each as defined below) are each considered a Level 3 input based on the three-level hierarchy.

Derivative Liability

The debt pursuant to the RIPA (refer to Note 6 "Revenue Interest Purchase Agreement" for further information) contained an embedded derivative requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at March 31, 2023 and December 31, 2022. The estimated probability and timing of underlying events triggering the exercisability of the put option contained within the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of March 31, 2023 and December 31, 2022, the discount rate used for valuation of the derivative liability was 15.7%. During the three months ended March 31, 2023, there was no change to the fair value of the derivative liability.

Indemnification Holdback

In May 2022, in connection with the acquisition of Satiogen (refer to Note 7 “Asset Acquisitions” for further information), the Company recorded at fair value liabilities related to the Company’s common stock issuable upon satisfaction of certain purchase price adjustments and indemnification obligations that may arise during the 12 month period following the asset acquisition date (“Indemnification Holdback”). The fair value of the Indemnification Holdback was classified within Level 3 of the fair value hierarchy and was estimated based upon the value of the Company’s common stock price. The fair value of the Indemnification Holdback was additionally determined based on management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date. The fair value of the Indemnification Holdback was initially measured on May 20, 2022, the date on which the Company completed the acquisition of Satiogen. The Company assesses the fair value of the Indemnification Holdback each reporting period until resolution of the related contingency and changes in fair value are recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations.

The following table provides a summary of the changes in the estimated fair value of the Indemnification Holdback liability (in thousands):

Indemnification Holdback Liability
Balance at December 31, 2022	$617
Change in fair value	143
Balance at March 31, 2023	$760

The Indemnification Holdback is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023.

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$141,028	$—	$—	$141,028
U.S. treasury bills	19,631	11	—	19,642
Commercial paper	33,247	—	—	33,247
U.S. government bonds	29,841	—	(76)	29,765
Total cash equivalents and investments	$223,747	$11	$(76)	$223,682
Classified as:
Cash equivalents				$41,028
Cash equivalents - restricted				100,000
Short-term investments				82,654
Total cash equivalents, restricted cash equivalents and investments				$223,682

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$124,227	$—	$—	$124,227
U.S. treasury bills	4,980	—	(5)	4,975
Commercial paper	74,386	—	—	74,386
U.S. government bonds	44,579	—	(225)	44,354
Total cash equivalents and investments	$248,172	$—	$(230)	$247,942
Classified as:
Cash equivalents				$24,226
Cash equivalents - restricted				100,000
Short-term investments				123,716
Total cash equivalents, restricted cash equivalents and investments				$247,942

As of March 31, 2023, the remaining contractual maturities of available-for-sale debt securities were less than 12 months. During the three months ended March 31, 2023 and 2022, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any material unrealized gains or losses on these securities.

5. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Work in progress	$6,484	$5,351
Finished goods	129	214
Total inventory	$6,613	$5,565

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued compensation and related benefits	$8,560	$14,660
Accrued clinical trials	8,683	8,319
Accrued professional service fees	7,958	5,372
Accrued rebates payable	7,332	4,284
Accrued contract manufacturing and non-clinical costs	5,256	3,927
Accrued royalties payable	2,610	2,456
Accrued milestone payments	—	15,000
Total accrued expenses	$40,399	$54,018

6. Revenue Interest Purchase Agreement

In December 2020, the Company entered into the RIPA, as amended in September 2021, with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the Purchasers, and the Purchasers to obtain financing for the commercialization and further development of Livmarli and other working capital needs. Pursuant to the RIPA, the Company has received $115.0 million consisting of an upfront payment of $50.0 million in December 2020 and $65.0 million in April 2021 associated with the acceptance for filing by the FDA of a New Drug Application for Livmarli for the treatment of cholestatic pruritus in patients with ALGS, less certain transaction expenses. In April 2023, the RIPA was terminated (refer to Note 13 for further information).

Under the RIPA, the Company was entitled to receive an additional $35.0 million upon FDA approval of Livmarli, which it elected to forgo. The Company was also entitled to receive up to approximately $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions on or prior to December 31, 2022, which the Company did not request.

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

As of March 31, 2023 and December 31, 2022, $141.7 million and $140.4 million, respectively, was recorded as a revenue interest liability on the accompanying unaudited condensed consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluates the interest rate quarterly based on its current product sales, net forecasts utilizing the prospective method. A significant increase or decrease in product sales, net will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded interest expense related to this arrangement of $4.2 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively.

The Company incurred $0.9 million of issuance costs in connection with the RIPA, which are amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s product sales, net reduce the revenue interest liability. During the three months ended March 31, 2023, the Company made payments of $2.9 million in connection with the RIPA.

The following table summarizes the revenue interest liability activity during the three months ended March 31, 2023 (in thousands):

Revenue interest liability at December 31, 2022	$140,351
Interest expense recognized	4,242
Revenue interest payments	(2,883)
Revenue interest liability at March 31, 2023	$141,710

7. Asset Acquisitions

Assignment and License Agreement with Shire International GmbH (Takeda)

In November 2018, the Company entered into an Assignment and License Agreement (the “Shire Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda Pharmaceutical Company Limited (“Takeda”). Under the terms of the Shire Agreement, Shire granted the Company an exclusive, royalty bearing worldwide license to develop and commercialize its two product candidates, Livmarli and volixibat. As part of the Shire Agreement, the Company was assigned license agreements held by Shire with Satiogen, Pfizer Inc. (“Pfizer”) and Sanofi-Aventis Deutschland GmbH (“Sanofi”). The Company has the right to sublicense under the Shire Agreement and additionally has the right to sublicense under the Satiogen, Pfizer and Sanofi licenses subject to the terms of those license agreements.

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. In January 2023, the Company paid the accrued regulatory milestone of $15.0 million associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. No additional milestones have been accrued as of March 31, 2023 as there were no potential milestones yet considered probable. There were no development or regulatory milestones achieved for Livmarli or volixibat during the three months ended March 31, 2023 and 2022.

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

In May 2022, the Company completed the merger and acquisition of Satiogen for total consideration of approximately $24.2 million. At acquisition, Satiogen’s assets consisted of cash and intangible assets related to developed technology. The purchase consideration consisted of 609,305 shares of the Company’s common stock issued upon the closing of the acquisition and cash consideration of $2.6 million, excluding $0.2 million of stock option exercise prices deemed to have been paid immediately prior to the acquisition, in respect of an equivalent amount of cash on the books of Satiogen, with up to an additional 32,494 shares of common stock that would have been issued upon the closing of the acquisition except the parties agreed to such shares being held back by the Company for 12 months from the acquisition date to satisfy certain purchase price adjustments and indemnification obligations that may arise during this period. Specifically, purchase price adjustments and indemnification obligations that arise will reduce the number of shares issuable by the Company at settlement in accordance with the terms of the definitive acquisition agreement. The purchase consideration also included issuance of up to an additional 199,993 shares of the Company’s common stock, contingent upon the achievement of a certain milestone by June 30, 2025, subject to adjustment to satisfy certain purchase price adjustments and indemnification obligations that may arise. In December 2022, with the approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older, the milestone was achieved and the Company issued 199,993 shares of common stock in January 2023. Through the transaction, the Company obtained all Satiogen licensing payments and Satiogen-owned intellectual property relating to Livmarli and volixibat. The transaction resulted in a reduction of total licensing royalty obligations for Livmarli and volixibat.

The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business and substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, namely, the Satiogen intangible assets comprised of intellectual property. The Company evaluated that the intellectual property assets acquired were deemed to be commercially viable and the cost of the acquisition was recorded as an intangible asset.

There was no gain or loss recognized from settlement of the preexisting contractual relationship with Satiogen as the pre-existing contract was determined to be at fair value on the date of acquisition. For the three months ended March 31, 2023, there were no significant expenses incurred that were approved for settlement against the Indemnification Holdback.

As the number of shares potentially issuable upon the resolution of the Indemnification Holdback and the Contingent Milestone is variable, they were recorded as liabilities at their respective fair values on the date of acquisition using the Company’s common stock price. The fair value of the Indemnification Holdback was additionally determined based on management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date, while the fair value of the Contingent Milestone was additionally determined based upon management’s estimate of the probability of the milestone being met until the contingency was resolved in December 2022. The fair value of the Indemnification Holdback liability and the Contingent Milestone liability are remeasured at each reporting period until settled, with resulting changes in the fair value recorded in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of March 31, 2023, no milestones had been accrued as there were no potential milestones considered probable.

8. Collaboration and License Agreements

License and Collaboration Agreement with CANbridge

In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license, was recorded as license revenue in the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. The Company concluded at inception of the agreement that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company will recognize any consideration related to sales-based payments when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended March 31, 2023 and 2022, the Company recorded research and development funding of $0.3 million, respectively, payable by CANbridge to the Company which is reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, such research and development funding of $0.4 million and $0.2 million, respectively, was recorded as a receivable which was included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets. In January 2022, CANbridge achieved a regulatory milestone, triggering a milestone payment to the Company of $2.0 million, which was recorded as license revenue on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2022.

License and Collaboration Agreement with GC Biopharma

In July 2021, the Company entered into an exclusive license and collaboration agreement with GC Biopharma. Under the terms of the agreement, GC Biopharma has obtained the exclusive right to develop and commercialize Livmarli within South Korea for ALGS, progressive familial intrahepatic cholestasis (“PFIC”), and biliary atresia (“BA”). In connection with the agreement, the Company received a $5.0 million upfront payment, which, upon satisfaction of the performance obligation and receipt by GC Biopharma of the right to use and benefit from the license, was recorded as license revenue. Additionally, the Company is entitled to certain research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. At inception of the agreement, the Company concluded that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue for this contract when the uncertainty is resolved in the future. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. During the three months ended March 31, 2023, GC Biopharma achieved a regulatory milestone under this agreement triggering a milestone payment to the Company of $2.5 million, which upon the release of the constraint was included in the transaction price and recognized as license revenue. For the three months ended March 31, 2022, no adjustments were made to the transaction price. For the three months ended March 31, 2023 and 2022, research and development funding reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations was insignificant.

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

As of March 31, 2023, the Company recorded an aggregate ROU asset of $1.3 million and an aggregate lease liability of $2.0 million in the accompanying unaudited condensed consolidated balance sheets. The weighted-average remaining lease term is 1.9 years.

As of March 31, 2023, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Undiscounted Rent Payments
2023 (remaining nine months)	804
2024	1,074
2025	242
Total undiscounted lease payments	2,120
Less: imputed interest	(151)
Total lease liability	$1,969

Rent expense was $0.2 million for each of the three months ended March 31, 2023 and 2022. Variable lease payments for operating expenses for the three months ended March 31, 2023 and 2022 were immaterial.

10. Stockholders’ Equity

Common Stock

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Securities LLC (“SVB Securities”) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the three months ended March 31, 2023, the Company issued and sold 658,206 shares of common stock pursuant to the Sales Agreement resulting in gross proceeds to the Company of $15.0 million. The net proceeds to the Company for the three months ended March 31, 2023, after deducting sales commissions to SVB Securities and other issuance expenses were approximately $14.5 million. As of March 31, 2023, the Company has issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the Sales Agreement resulting in aggregate gross proceeds to the Company of $43.7 million. The remaining capacity under the Sales Agreement is approximately $31.3 million as of March 31, 2023.

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

On September 9, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of March 31, 2023, the Company had not issued any securities pursuant to the automatic shelf registration statement.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of March 31,	As of December 31,
	2023	2022
Stock options and restricted stock units issued and outstanding	10,573,024	8,955,557
Reserved for future stock awards or option grants	1,629,594	1,596,947
Reserved for employee stock purchase plan	1,157,570	1,157,570
Common stock held back in connection with asset acquisition	31,638	31,638
Common stock issuable as contingent consideration in connection with asset acquisition	—	199,993
	13,391,826	11,941,705

11. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2023, 1,187,990 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In 2021 and 2020, the Company’s board of directors authorized an additional 1,000,000 and 750,000 shares of the Company’s common stock for future issuance, respectively. As of March 31, 2023, 441,604 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2023 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	8,340,083	$13.63	7.5	$51,645
Granted	1,297,339	$23.34
Exercised	(80,362)	$17.30
Canceled and forfeited	(110,338)	$17.26
Outstanding as of March 31, 2023	9,446,722	$14.89	7.6	$86,464
Vested and exercisable as of March 31, 2023	5,201,165	$10.96	6.7	$67,980

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2023 and 2022 was $16.81 and $11.27 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.5 million and $0.8 million, respectively. As of March 31, 2023, the total unrecognized stock-based compensation related to unvested stock option awards granted was $55.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the expected stock price volatility was based upon the weighting of the Company's historical volatility and the historical volatility of a peer group of publicly traded companies. The historical volatility data was computed using the daily closing prices for the Company's and its peer companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.31-6.08	6.08
Expected volatility	81.83%-85.24%	81.69%-82.32%
Risk-free interest rate	3.61%-3.91%	1.46%-2.0%
Expected dividend yield	—	—

Restricted Stock Units

The following table summarizes the activity under the Company’s restricted stock units for the three months ended March 31, 2023:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2022	615,474	$18.36
Granted	507,999	$23.33
Vested	(117,341)	$16.22
Cancelled/Forfeited	(15,665)	$18.94
Unvested and outstanding as of March 31, 2023	990,467	$21.15

The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

As of March 31, 2023, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $17.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

Performance Stock Units

In January 2023, the Company granted an aggregate of 135,835 performance stock units to certain executive participants (“2023 Executive PSUs”). The 2023 Executive PSUs are subject to a performance condition of achieving certain net product sales levels related to Livmarli during the year ended December 31, 2024. If the performance condition is met, the first tranche of the award will vest on March 15, 2025 and the second tranche will vest on March 15, 2026, subject to the executive employees’ continuous service through each vesting date. The number of units to be vested in the first tranche of the 2023 Executive PSUs is calculated by multiplying two-thirds of the 2023 Executive PSUs granted by a percentage calculated based on attained Livmarli sales metrics, as certified by the Company’s Compensation Committee. The number of units to be vested in the second tranche of the 2023 Executive PSUs equals 50% of the units vested in the first tranche. The weighted-average fair value of 2023 Executive PSUs granted was $23.48 per share. As of March 31, 2023, none of the 2023 Executive PSUs were vested and 135,835 performance stock units remained outstanding.

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on July 17, 2019. A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. As of March 31, 2023, the Company had 1,157,570 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.2 million, respectively.

Restricted Common Stock

In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. All restricted common stock was fully vested as of December 31, 2022. During the three months ended March 31, 2022, 33,398 shares vested.

Stock-Based Compensation

Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative	$5,846	$3,976
Research and development	2,715	2,585
Total	$8,561	$6,561

Stock-based compensation of $0.2 million and zero was capitalized into inventory for the three months ended March 31, 2023 and 2022, respectively. Capitalized stock-based compensation is recognized in cost of sales when the related product is sold.

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

13. Subsequent Events

In April 2023, the Company completed a convertible notes offering in which it issued and sold $316.3 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2029 (the “Notes”), in a private offering exempt from registration under the Securities Act of 1933, as amended, which includes the exercise of the initial purchasers’ option in full. The Notes offering resulted in net proceeds to the Company of approximately $305.4 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses.

The Notes will be senior, unsecured obligations of the Company and will accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears, beginning on November 1, 2023. The Notes will mature on May 1, 2029, unless earlier converted, redeemed or repurchased by the Company. Before January 2, 2029, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after January 2, 2029, noteholders may convert their Notes at any time at their election before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 31.5075 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $31.74 per share of common stock. The Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option subject to specified market conditions. If certain corporate events that constitute a “fundamental change” occur, then, subject to a limited exception, noteholders may require the Company to repurchase their Notes for cash. The repurchase price will be equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.

Subsequent to the Notes offering, the Company exercised its Call Option to terminate the RIPA and repurchase all future Revenue Interests (“RIPA Repurchase”). In connection with the RIPA Repurchase, in April 2023, the Company made a payment of approximately $192.7 million. As a result, the RIPA terminated in accordance with its terms. Upon termination of the RIPA, the restricted cash equivalents of $100.0 million on the Company’s unaudited condensed consolidated balance sheets were no longer restricted from use.

As of the date these financial statements are issued, the Company has not yet finalized the accounting for the Notes or the RIPA Repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Mirum,” “we,” “us” and “our” refer to Mirum Pharmaceuticals, Inc. and its consolidated subsidiaries.

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

Our product LIVMARLI (maralixibat) oral solution (“Livmarli”), a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor, is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) three months of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months and older in Europe. We believe the prevalent patient population in the United States is approximately 2,000 to 2,500 pediatric ALGS patients, which, based on our current expectations and beliefs, represents a greater than $500.0 million market opportunity. ALGS is estimated to impact one out of every 30,000 births globally. We market and commercialize Livmarli in the United States and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We are also developing Livmarli for progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia ("BA"). We have submitted an sNDA to the U.S. Food and Drug Administration (“FDA”) and a marketing authorization to the European Marketing Agency (“EMA”) based on positive data from our Phase 3 study of Livmarli in patients with PFIC. We also expect to report topline data from our EMBARK Phase 2b clinical trial in BA in the second half of 2023.

We are advancing our second product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”). Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on IBAT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity. We expect to conduct an interim analysis of our VISTAS Phase 2b clinical trial in PSC and report interim data from our VANTAGE Phase 2b clinical trial in PBC, both in the second half of 2023.

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

We have only one product approved for commercial sale and have not generated significant revenues from product sales, net as of March 31, 2023. We expect to incur significant operating losses for the foreseeable future. Since inception, we have funded our operations to date primarily through debt, equity, revenue interest financings and cash from our product sales, net and collaboration revenue.

Financing Transactions

On April 17, 2023, we completed an offering of $316.3 million aggregate principal of 4.00% Convertible Senior Notes due 2029 (the “Notes”), which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of approximately $305.4 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. We used a portion of the net proceeds to repurchase the revenue interests pursuant to the Revenue Interest Purchase Agreement (“RIPA”), entered into in December 2020, as amended September 2021, by and among us and Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers. We repurchased the revenue interests from the Purchasers at a call price of approximately $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated with no further payments due to the Purchasers and the $100.0 million of restricted cash equivalents was no longer restricted from use. The terms of these Notes are further described in Note 13 to our unaudited condensed consolidated financial statements.

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

During the three months ended March 31, 2023, we issued and sold 658,206 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $22.79 per share, resulting in aggregate gross proceeds to us of $15.0 million. The net proceeds after deducting sales commissions to SVB Securities and other issuance expenses were approximately $14.5 million. As of March 31, 2023, we have issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the Sales Agreement, resulting in aggregate gross proceeds to us of $43.7 million. The remaining capacity under the Sales Agreement is approximately $31.3 million as of March 31, 2023.

Financial Overview

Our net loss was $30.1 million and $36.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $423.0 million, compared to $392.8 million as of December 31, 2022. As of March 31, 2023, we had cash, cash equivalents, restricted cash equivalents and investments of $232.1 million, compared to $251.7 million as of December 31, 2022, in each case, $100.0 million of which was restricted from use under the terms of the RIPA during the periods presented. Upon repurchase of the revenue interests from the Purchasers in April 2023, the $100.0 million of restricted cash equivalents was no longer restricted from use.

We anticipate we will continue to generate losses for the foreseeable future as we continue commercial activities for Livmarli, conduct our ongoing and planned clinical trials, seek regulatory approvals for our product candidates and make potential milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We expect our product sales of Livmarli will continue to increase on an annual basis, though seasonality in demand and international product ordering may result in quarterly fluctuations. We have also entered into collaboration arrangements with other companies whereby we are entitled to receive upfront and license fees, research and development funding, development and sales-based milestones, and tiered royalties based on sales of commercialized products. In select countries, we have also entered distribution agreements for the sale of Livmarli and such distributors may have fluctuating purchase levels of product. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Prior to the regulatory approval of Livmarli, the manufacturing and related costs were expensed as research and development as any future economic benefit was not considered probable; accordingly, these costs were not capitalized and as a result gross margins resulting from product sales will initially be higher until we deplete inventories that we had expensed prior to receiving approval. We expect we will substantially deplete such inventories within the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Geopolitical and Macroeconomic Developments

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the COVID-19 pandemic and the ongoing Ukraine-Russia conflict for the three months ended March 31, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, inability for patients to see their healthcare providers and access our product and product candidates, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic or adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, bank failures, changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

We continue to believe that our existing cash, cash equivalents and investments and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures, debt service requirements and other business development initiatives that we plan to strategically pursue in the 12 months from the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. However, should adverse geopolitical and macroeconomic events and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing new medicines and successfully commercializing our products.

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

Components of Results of Operations

Revenue

Product Sales, Net

Our approved product, Livmarli, has been approved for the treatment of cholestatic pruritus in patients with ALGS three months of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months and older in Europe. We expect our product sales of Livmarli will continue to increase on an annual basis, though seasonality in demand and international product ordering may result in quarterly fluctuations.

Our U.S. revenue from product sales, net further depends on our prescription mix of commercial payors, Medicaid and free drugs under our patient assistance program. We expect our prescription mix and resulting gross to net adjustment in the U.S. to remain consistent; however, we cannot reliably estimate it given our limited experience in the market. Our rest of world revenue from product sales, net primarily depends on our contractual obligations with our distributors and results of pricing negotiations with governmental authorities in certain European countries where we launch Livmarli and expect to launch our other product candidates, if approved. In addition, in certain countries, governments place large periodic orders. The timing of these orders can be inconsistent and can create quarter-to-quarter variation in revenue.

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

Other Expense, Net

Other expense, net consists of gain or loss from remeasurement of the liabilities associated with the common stock to be issued in connection with the acquisition of Satiogen after the satisfaction of certain purchase price adjustments and indemnification obligations that may arise during the 12 month period following the asset acquisition date (“Indemnification Holdback”) and the liability associated with the common stock to be issued in connection with the acquisition of Satiogen as contingent consideration upon achievement of a certain milestone (“Contingent Milestone”) both of which were recorded in connection with our acquisition of Satiogen and transactional currency exchange gain or loss.

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

There have been no significant changes during the three months ended March 31, 2023 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenue:
Product sales, net	$29,098	$10,892	$18,206
License revenue	2,500	2,000	500
Total revenue	31,598	12,892	18,706
Operating expenses:
Cost of sales	$4,979	$2,424	$2,555
Research and development	23,548	24,088	(540)
Selling, general and administrative	30,219	19,116	11,103
Total operating expenses	58,746	45,628	13,118
Loss from operations	(27,148)	(32,736)	5,588
Other income (expense):
Interest income	2,272	69	2,203
Interest expense	(4,242)	(3,774)	(468)
Other expense, net	(811)	(154)	(657)
Net loss before provision for income taxes	(29,929)	(36,595)	6,666
Provision for income taxes	201	11	190
Net Loss	$(30,130)	$(36,606)	$6,476

Product Sales, Net

Product sales, net was $29.1 million for the three months ended March 31, 2023, compared to $10.9 million for the three months ended March 31, 2022. The increase in product sales, net was a result of our continued commercialization of Livmarli in the United States, and, to a lesser extent, from certain countries in Europe and other international sales through partner market supply orders.

License Revenue

License revenue was $2.5 million for the three months ended March 31, 2023 due to the achievement of a regulatory milestone by GC Pharma associated with our license agreement, compared to $2.0 million for the three months ended March 31, 2022 due to the achievement of a regulatory milestone by CANbridge associated with our license agreement.

Cost of Sales

For the three months ended March 31, 2023, cost of sales was $5.0 million, compared to $2.4 million for the three months ended March 31, 2022. The increase in cost of sales was primarily a result of increased royalties payable on net sales of Livmarli under licensing agreements and amortization of acquired intangibles associated with our acquisition of Satiogen.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Product-specific costs:
Livmarli	$7,239	$9,468	$(2,229)
Volixibat	4,847	4,151	696
Non product-specific costs:
Stock-based compensation	2,715	2,585	130
Personnel	6,304	5,821	483
Other	2,443	2,063	380
Total research and development expenses	$23,548	$24,088	$(540)

Research and development expenses were $23.5 million for the three months ended March 31, 2023, a decrease of $0.5 million compared to the three months ended March 31, 2022. The decrease was primarily due to:

•
for Livmarli programs, a decrease of $2.2 million, primarily due to decreases of $1.1 million in clinical trial expenses primarily for MARCH Phase 3 clinical trial, which was completed during 2022, $0.5 million in non-clinical expenses and $0.5 million in clinical supply costs;
•
for volixibat programs, an increase of $0.7 million, primarily due to an increase of clinical trial expenses for PSC and PBC;
•
for personnel related expenses, an increase of $0.5 million, related to an increase in employee headcount to support our development pipeline; and
•
for other expense, an increase of $0.4 million, primarily due to other general research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $30.2 million for the three months ended March 31, 2023, an increase of $11.1 million compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $6.5 million in personnel and other compensation related expenses, including an increase of $1.9 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for Livmarli and increased requirements of operating as a public company, an increase of $2.3 million in expenses primarily related to legal, public relations and international expansion activities, an increase of $1.0 million in advertising, promotion and patient support expenses associated with commercial activities for Livmarli, and an increase of $1.1 million in other general administrative expenses.

Interest Income

Interest income was $2.3 million for the three months ended March 31, 2023, an increase of $2.2 million compared to the three months ended March 31, 2022. The increase was primarily due to higher interest earned on our cash equivalents and investment balances largely due to higher money market and treasury yields.

Interest Expense

Interest expense was $4.2 million for the three months ended March 31, 2023, an increase of $0.5 million compared to the three months ended March 31, 2022. Interest expense is related to the accreted interest recognized on the revenue interest liability in connection with the RIPA, with the increase due to higher effective interest rate resulting from changes in estimates that enable the debt to be repaid in full over the anticipated life of the arrangement.

Other expense, net

Other expense, net was $0.8 million expense for the three months ended March 31, 2023, compared to $0.2 million for the three months ended March 31, 2022. The change was primarily related to the remeasurement of the Contingent Milestone liability upon issuance of the underlying common stock and the Indemnification Holdback liability as of March 31, 2023 and reflects an increase in the fair value of our common stock price during the period presented.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $232.1 million of cash, cash equivalents, restricted cash equivalents and investments as of March 31, 2023, compared to $251.7 million as of December 31, 2022, in each case, inclusive of $100.0 million restricted cash equivalents. Since inception, we have incurred operating losses and negative cash flows from operations. As of March 31, 2023, we had an accumulated deficit of $423.0 million, compared to $392.8 million as of December 31, 2022.

On April 17, 2023, we completed an offering of $316.3 million aggregate principal of the Notes, which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of approximately $305.4 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. The terms of the convertible Notes are further described in Note 13 to our unaudited condensed consolidated financial statements. We used a portion of the net proceeds to repurchase the revenue interests from the Purchasers at a call price of approximately $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated with no further payments due to the Purchasers and the $100.0 million of our restricted cash equivalents was no longer restricted from use.

In September 2022, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of March 31, 2023, we have not issued any securities pursuant to the automatic shelf registration statement. We may lose well-known seasoned issuer status in the future upon the occurrence of certain events prescribed by the Securities Act or the rules and regulations of the SEC occurring after we file this Quarterly Report if, at the time of those certain events, the worldwide market value of our voting and non-voting common equity held by our non-affiliates does not equal $700.0 million or more, calculated as of a date within 60 days prior to such events. If that were to occur and we were no longer considered a well-known seasoned issuer, we anticipate needing to amend our automatic shelf registration statement on Form S-3 prior to the occurrence of such events in order to sell securities under that Form S-3 on an ongoing basis.

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

In August 2020, the SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the Sales Agreement with SVB Securities pursuant to which we may elect to issue and sell, in an at the market offering, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the three months ended March 31, 2023, we issued and sold 658,206 shares of common stock pursuant to the Sales Agreement resulting in aggregate gross proceeds to us of $15.0 million. The net proceeds for the three months ended March 31, 2023, to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $14.5 million. As of March 31, 2023, we have issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the Sales Agreement, resulting in aggregate gross proceeds to us of $43.7 million. The remaining capacity under the Sales Agreement is approximately $31.3 million as of March 31, 2023.

Based on our current and anticipated level of operations, including the net proceeds resulting from our April 2023 convertible note offering and cash generated from sales of Livmarli, we believe our existing cash, cash equivalents and investments will be sufficient to fund current operations through at least the next 12 months and beyond from the filing of this Quarterly Report on Form 10-Q. Our cash, cash equivalents and investments include money market funds, government agency securities and commercial paper. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

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

Our primary use of cash is to fund operating expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Although Livmarli has been approved for the treatment of cholestatic pruritus in patients with ALGS in patients three months of age and older in the U.S. and for the treatment of cholestatic pruritus in patients two months of age and older in Europe, and we expect product revenues to increase as we continue commercial activities, Livmarli may not achieve commercial success. Our principal sources of liquidity are cash from the sale of our investments, product revenue from sales of Livmarli, and, to a lesser extent, from our collaboration agreements. Until such time, if ever, as we can generate sufficient product revenue from sales of Livmarli, our current product candidates or any future product candidates, if approved, to fund operations, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our primary cash needs are for day-to-day operations and to fund our working capital requirements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. As a result of adverse geopolitical and macroeconomic developments, such as the COVID-19 pandemic, actions taken to slow its spread, the ongoing military conflict between Ukraine and Russia and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, bank failures, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

In addition to ongoing capital needs to fund our ongoing operations, our material cash requirements include the following contractual and other obligations.

On April 17, 2023, we completed an offering of $316.3 million aggregate principal of the Notes, which includes the exercise of the initial purchasers' option in full. The offering resulted in net proceeds of approximately $305.4 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. The Notes are our senior, unsecured obligations and accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. Our first interest payment is due on November 1, 2023. The Notes will mature on May 1, 2029, unless earlier converted, redeemed or repurchased by us. The terms of these Notes are further described in Note 13 to our unaudited condensed consolidated financial statements.

We used a portion of the net proceeds from the Notes to repurchase the revenue interests from the Purchasers at a call price of approximately $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated with no further payments due to the Purchasers.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(33,774)	$(39,669)
Net cash provided by investing activities	42,015	36,500
Net cash provided by financing activities	12,987	18,104
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	188	(3)
Net increase in cash, cash equivalents and restricted cash equivalents	$21,416	$14,932

Net Cash Used in Operating Activities

Net cash used in operating activities was $33.8 million for the three months ended March 31, 2023, reflecting our net loss of $30.1 million partially offset by non-cash items of $14.0 million. Non-cash items consisted primarily of $8.6 million of stock-based compensation, $4.2 million of effective interest expense in connection with the RIPA, $1.5 million of depreciation and amortization of our intangible assets, fixed assets and operating lease right-of use assets, $0.8 million net accretion of discounts on our investments and $0.5 million expense related to the change in fair value of the Indemnification Holdback and Contingent Milestone liabilities. Additionally, cash used in operating activities reflected changes in net operating assets of $17.6 million, consisting primarily of a $16.2 million decrease in accounts payable, accrued expenses and other liabilities resulting from a milestone payment of $15.0 million associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older, a $0.7 million increase in accounts receivable related to sales of Livmarli, a $0.8 million increase in inventory, a $0.3 million decrease in other assets and a $0.2 million decrease in operating lease liability.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $42.0 million for the three months ended March 31, 2023, primarily due to proceeds of $64.5 million from maturities of investments, partially offset by $22.4 million used in purchases of investments.

Net cash provided by investing activities was $36.5 million for the three months ended March 31, 2022, due to $36.5 million from maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13.0 million for the three months ended March 31, 2023, due to net proceeds of $14.5 million from the issuance and sale of common stock under the Sales Agreement with SVB Securities, pursuant to which we issued and sold an aggregate of 658,206 shares of common stock at a weighted-average price of $22.79 per share, and proceeds of $1.4 million from employee equity award exercises, partially offset by $2.9 million of revenue interest payments made under the RIPA.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents, restricted cash equivalents and investments as of March 31, 2023 consist of readily available checking, money market funds, and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Although we are seeing, and expect to continue to see, increased interest rates, due to the strategies we employ, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods due to the short-term nature of the instruments in our portfolio and the low risk profile of our investments. For example, a hypothetical change in interest rates of 100 basis points would not have a material impact on the fair market value of our cash equivalents, restricted cash equivalents and investments as of March 31, 2023. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

Foreign Currency Rate Risk

Our operations include activities in the U.S., Switzerland and certain other countries in Europe. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Swiss Franc and the Euro, as of March 31, 2023 and December 31, 2022, we had minimal assets and liabilities denominated in foreign currencies and, as a result, changes in foreign currency exchange rates did not have a material impact on our business, financial condition or results of operations for the three months ended March 31, 2023.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Livmarli is approved by the FDA for the treatment of cholestatic pruritus in patients with ALGS three months of age and older and by the EMA for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. The success of our business depends, in part, on our ability to market and sell Livmarli profitably. Our successful commercialization of Livmarli depends on a number of factors, including, among others, the following:

•
our ability to grow and maintain our sales team and scale our distribution capabilities in the United States (“U.S.”) and certain countries in Europe and Canada;
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

Growing and maintaining of our own sales force to market Livmarli is expensive and time-consuming. Moreover, we may not be able to successfully or adequately develop this capability for our product candidates in development. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of Livmarli, and any agreements with such third parties may not be on terms that are favorable to us. To the extent we do rely on third parties to commercialize Livmarli and our other product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In addition, we have entered into a limited number of partner and distributor agreements. Any loss, commercial failure, or termination of rights pursuant to these agreements could delay or hinder our commercialization efforts.

In the event we are unable to successfully grow and maintain our marketing and sales force or collaborate with necessary third-party marketing and sales organizations, we would not be able to commercialize Livmarli and our other product candidates, if approved, and our business, results of operations, financial condition, and prospects would be materially adversely affected.

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

Coverage and reimbursement for drug products can differ significantly across payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of Livmarli to each third-party payor separately, with no assurance that coverage will be obtained or maintained. Additionally, coverage policies and third-party reimbursement rates may change at any time. For example, rebate payments may increase, or prices be adjusted under value-based purchasing arrangements based on evidence-based measures or outcomes-based measures for a patient or beneficiary based on use of our drug.

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

If Livmarli or any of our then-approved product candidates fails to achieve the market acceptance among physicians, patients, tertiary care centers, transplant centers or others in the medical community necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

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

In clinical trials of Livmarli, the most commonly reported AEs were diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Additionally, AEs reported in greater than 5% of patients included fat-soluble vitamin deficiency, nausea, liver transaminase increases, gastrointestinal bleeding and bone fracture. The frequency of observed AEs has not increased over time. In clinical trials of volixibat, the most common AEs reported were mild to moderate GI events observed in the volixibat groups.

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

The FDA, EMA and comparable regulatory authorities strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA, EMA or comparable regulatory authorities as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although Livmarli may appeal to individuals who have not been diagnosed with cholestatic pruritus associated with ALGS or suffer from other forms of cholestatic pruritus, we are only able to promote Livmarli in the U.S. for cholestatic pruritus associated with ALGS in patients three months of age and older and in the EU for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. If we are found to have promoted off-label uses of Livmarli or our other product candidates, if approved, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Further, both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion and to undertake corrective remedies.

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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA, EMA or comparable regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. We believe that the positive results from our single Phase 3 MARCH clinical trial, will be sufficient to support our NDA supplement submitted February 2023 seeking approval for Livmarli for the treatment of cholestatic pruritus associated with PFIC. In addition, in April 2023, we submitted a variation application and data from our MARCH Phase 3 clinical trial for PFIC to the EMA seeking to extend the label for Livmarli to include the treatment of pruritus due to PFIC in patients two months of age or older. However, the FDA or the EMA may require additional Phase 3 trials in order to expand the label or may reject expansion altogether.

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
•
the impact of geopolitical and macroeconomic developments on our ongoing and planned clinical trials; and
•
failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or comparable regulatory authorities resulting in the imposition of a clinical hold, suspension or termination.

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

Prior to obtaining approval to commercialize a product candidate in the U.S. or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or comparable regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, EMA or comparable regulatory authorities. The FDA, EMA or comparable regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. For example, we recently announced positive results from our Phase 3 MARCH clinical trial of Livmarli in PFIC, and we have submitted an sNDA for Livmarli to the FDA in February 2023 for the treatment of cholestatic pruritus associated with PFIC and a marketing authorization variation to the EMA in April 2023 for Livmarli in the treatment of PFIC. However, the FDA or the EMA may not agree with our interpretation of the results and may not grant approval.

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

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for our product candidates, the FDA, EMA or comparable regulatory authorities may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS, which may be required to ensure safe use of the drug after approval. For example, for Livmarli we have submitted an sNDA to the FDA in February 2023 for the treatment of cholestatic pruritus associated with PFIC and a marketing authorization variation to the EMA in April 2023 for the treatment of PFIC, which may not result in approval or may result in approval contingent on additional clinical trials or implementation of a REMS. The FDA, EMA or comparable regulatory authorities also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA, EMA or comparable regulatory authorities may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. The FDA has set the PDUFA date for the PFIC sNDA as December 13, 2023. If approval is granted by the FDA, the approval may or may not happen on the PDUFA date. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only one product approved for commercial sale, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in May 2018. For the three months ended March 31, 2023 and 2022, we reported a net loss of $30.1 million and $36.6 million, respectively. As of March 31, 2023, we had an accumulated deficit of $423.0 million.

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

Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing COVID-19 pandemic and the military conflict between Ukraine and Russia and related sanctions. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate. For example, inflation rates, particularly in the U.S., have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In response to rising inflation, the U.S. Federal Reserve has raised, and may again raise, interest rates, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Additionally, financial markets around the world experienced volatility due to recent bank failures and the ongoing military conflict between Ukraine and Russia. In connection with the military conflict, the U.S., United Kingdom and EU, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of Livmarli. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have operations, as well as current and potential new suppliers and manufacturers, throughout Europe. If economic conditions in Europe and other key markets for our business remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition or results of operations.

If the market opportunities for our product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.

If the size of the market opportunities in each of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of Livmarli on treatments for rare pediatric cholestatic liver diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting with Livmarli, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare pediatric cholestatic liver diseases. We are focusing our clinical development of volixibat as a treatment for PSC and PBC, diseases with relatively small patient populations. In addition, our estimates of the patient populations for our target indications, including ALGS, have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In the U.S., Livmarli’s FDA-approved indication is for the treatment of cholestatic pruritus in patients with ALGS three months of age and older, and in the EU, Livmarli’s EMA-approved indication is for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. The actual number of ALGS patients three months of age and older in the U.S. or two months of age and older in the EU with active cholestatic pruritus is difficult to estimate and may turn out to be lower than expected. Further, even if we obtain significant market share for our product candidates, if approved, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Lastly, the potentially addressable patient population for PFIC and ALGS, or any of our potential indications, may even be further reduced as gene therapy products become more widely accepted and approved.

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

Disruptions at the FDA, EMA and other government agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of the U.S. Congress failing to timely raise the U.S. debt ceiling, or if global health concerns continue to prevent the FDA, EMA or comparable regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, EMA or comparable regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.

In the U.S., Europe, and some other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. For example, Germany introduced changes to its laws governing reimbursement of medicinal products that impact, among others, orphan designation medicinal products. Previously, orphan designation drugs were presumed to provide an additional benefit upon obtaining a marketing authorization and, therefore, subject to a “limited assessment” by the German authority competent for reimbursement (G-BA) as long as the sales of the orphan designation medicinal product remained under the threshold of € 50 million in 12 months. Above this threshold, an orphan designation medicinal product would be subject to a full assessment by the G-BA regarding its benefits compared to an appropriate comparator therapy, just like any other medicinal product. This threshold will be lowered to € 30 million in the future, and if we exceed this threshold, we will need to undergo a full assessment in accordance with the German laws governing reimbursement, which may impact the reimbursement of our products. Other countries may adopt similar or new approaches that may impact the reimbursement of our product(s), increase our operating costs and impact profitability. Additionally, if adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.

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

Further, the IRA will, among other things, (i) allow HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Consolidated Appropriations Act of 2023, will remain in effect until 2031 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions who are active in rare disease. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. For instance, we are aware that Albireo was purchased by Ipsen in March 2023. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than our product candidates, which may negatively affect our commercial opportunities. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

Outside of surgery and Livmarli, there are no other approved therapies for use in patients three months of age and older with ALGS in the U.S.. Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors are used off label to treat ALGS patients suffering from cholestatic pruritus. Despite the lack of FDA approval for such indication, these older, generic agents are perceived as the standard of care for treating ALGS patients suffering from cholestatic pruritus.

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Ipsen have IBATis in clinical development for cholestatic liver diseases. We are aware that Ipsen has received approval for odevixibat for the treatment of pruritus in patients with PFIC in the U.S. and for the treatment of PFIC in Europe. Ipsen has been granted orphan designation for PFIC in Europe and if Livmarli is deemed similar, it could prevent the approval of Livmarli in PFIC or result in the loss of orphan designation for Livmarli for PFIC in Europe. Ipsen is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. We are aware that Ipsen has submitted a supplemental new drug application to the FDA, with a PDUFA date of June 15, 2023, as well as a variation application to the EMA seeking approval for odevixibat for use in patients with ALGS. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its IBATi in PBC patients and has initiated a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor and IPN60250, NGM Biopharmaceuticals Inc.’s NGM282, Escient Pharmaceuticals’s EP547, Chemomab Therapeutics Ltd.’s CM-101, and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Ipsen’s elafibranor, Zydus Therapeutics Inc.’s saroglitazar magnesium, Escient Pharmaceuticals Inc.’s EP547, NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104 and Umecrine Cognition’s golexanolone.

Even though we have obtained orphan drug designation for Livmarli in PFIC, ALGS and BA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S.. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products, grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC, ALGS and BA in the U.S.. We also received orphan drug designation for Livmarli for PFIC, ALGS and BA in the EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug (or, in the case of the EMA, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. Specifically, Ipsen has been granted orphan designation for PFIC in the EU and if Livmarli is deemed similar, it could prevent the approval of, or result in the loss of orphan designation for, Livmarli for PFIC in the EU. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC, ALGS and BA, if we receive approval for Livmarli for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

As of March 31, 2023, we had 200 full time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data.

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

At the state level, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents, including consumers, business representatives and employees, certain rights related to their personal data. The CCPA provides for civil penalties for violations (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. The CCPA has expanded substantially as a result of the California Privacy Rights Act of 2020 (“CPRA”), which took effect January 1, 2023. The CPRA established a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have also enacted data privacy laws, several of which take effect in 2023 including Virginia, Utah, Colorado, and Connecticut. While these states, like the CCPA, also exempt some data in the context of clinical trials, these developments further complicate compliance efforts and increase legal risks and compliance costs for us and our third party partners. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Privacy advocates and industry groups have also proposed, and may propose, standards with which we are legally or contractually bound to comply.

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Document Act (“PIPEDA”) and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, and violators of these laws face significant penalties.

For example, the GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, mandatory data breach notifications in certain circumstances, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of personal data. In addition, the definition of “personal data” under the GDPR is broad and captures “pseudonymized” or key-coded data that is commonly processed in a clinical trial-related context).

We are subject to the GDPR regimes because of our data processing activities that involve the personal data of individuals residing in the European Economic Area (“EEA”) and/or UK, such as in connection with our clinical trials in Europe, and early access program in multiple EU countries, and because of any potential processing of personal data carried out in the context of the activities of our relevant European subsidiaries. In addition, we maintain an office in Switzerland, which subjects us to privacy and data protection laws and regulations similar to the GDPR. Furthermore, the EU GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data”, including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offences or convictions. Under the EU GDPR, companies that do not comply may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe (including from our European subsidiaries) and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and/or cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard data protection clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including limitations of our ability to conduct clinical trial activities in Europe and/or elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer personal data and work with partners, vendors and other third parties, and/or injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants and activist groups.

In addition, we may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Additionally, some of our customer contracts require us to host personal data locally. We may also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to adverse consequences.

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

Our, or our third parties’, actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in adverse consequences, including regulatory fines and bans on processing personal information, government enforcement actions (e.g. investigations, fines, penalties, audits, inspections, and similar), litigation (including class action claims), and other liabilities, claims for damages by affected individuals, orders to destroy or not use personal information, imprisonment of company officials, additional reporting requirements and/or oversight, interruptions or stoppages in our business operations (including, as relevant, clinical trials), and damage to our reputation, . Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and growth prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We and our third-party suppliers and manufacturers are vulnerable to geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflict between Ukraine and Russia, related sanctions, future pandemics, increasing inflation rates and the responses by central banking authorities to control such inflation, which could negatively impact the availability or cost of materials and the third parties on which we rely. Similarly, the manufacturing facilities of certain of our suppliers are located outside of the U.S. This may give rise to difficulties in importing our product into the U.S. or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. If such events result in any interruption in the supply of a drug substance or other material or in the manufacture of Livmarli, such interruption could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Based on our current and anticipated level of operations, we believe our existing cash, cash equivalents and investments, will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. As a result of adverse geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing conflict between Ukraine and Russia and related sanctions, the COVID-19 pandemic, actions taken to slow its spread, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of Livmarli or volixibat or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold $316.3 million aggregate principal amount of indebtedness under the Notes. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to Livmarli, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and any future indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.

Holders of the Notes may, subject to a limited exception described in certain provisions in the Notes and the related indenture, require us to repurchase the Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and agreements governing any future indebtedness may restrict our ability to repurchase the Notes or pay any cash amounts due upon conversion. Our failure to repurchase Notes or to pay any cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness, which may result in that any future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under any future indebtedness and the Notes.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.

As of April 17, 2023, we had $316.3 million aggregate principal amount of indebtedness under the Notes.

We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results, and conversion of our outstanding Notes may result in the dilution of existing stockholders, create downward pressure on the price of our common stock, and restrict our ability to take advantage of future opportunities.

The conditional conversion feature of the Notes entitles holders of the Notes to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The Notes may be converted into cash and shares of our common stock (subject to our right or obligation to pay cash in lieu of all or a portion of such shares). If shares of our common stock are issued to the holders of the Notes upon conversion, there will be dilution to our stockholders’ equity and the market price of our shares may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale or potential sale of shares issuable upon conversion of the Notes could also encourage short sales by third parties, creating additional selling pressure on our stock. The existence of the Notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities.

The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. In accordance with ASU 2020-06, we expect that the Notes we are offering will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income.

In addition, we expect that the shares underlying the Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

In the future, we may, in our sole discretion, irrevocably elect to settle the conversion value of the Notes in cash up to the principal amount being converted. Following such an irrevocable election, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share by assuming that all of the Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess, unless the result would be anti-dilutive.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

We have not reached a final determination regarding the accounting treatment for the Notes, and the description above is preliminary. Therefore, we may account for the Notes in a manner that is significantly different than described above.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for Livmarli and our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize Livmarli and other our product candidates, if approved, may be adversely affected.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of Livmarli and our product candidates and drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, such as third parties involved in the manufacture of Livmarli and our product candidates and third parties involved in our clinical trials to enter into confidentiality agreements. We cannot be certain that all such agreements have been duly executed, that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

Patents are of national or regional effect. Filing, prosecuting and defending patents on Livmarli and our product candidates in all jurisdictions throughout the world would be prohibitively expensive. In addition, the laws of some foreign jurisdictions do not protect intellectual property rights in the same manner and to the same extent as laws in the U.S.. Consequently, we may not be able to prevent third parties from practicing our inventions in all jurisdictions outside the U.S.. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the U.S.. These products may compete with Livmarli and any then-approved product and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The requirements for patentability may differ in certain jurisdictions. For example, unlike other jurisdictions, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the U.S., there is no link between regulatory approval for a drug and its patent status. In addition to India, certain jurisdictions in Europe and developing jurisdictions, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those jurisdictions, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

We are a party to a number of license agreements under which we are granted intellectual property rights that are important to our business. For example, certain trade secrets related to maralixibat are licensed from Pfizer, and patents, patent applications and trade secrets related to volixibat are licensed from Sanofi. Our existing license agreements as related to maralixibat and volixibat impose various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under a license agreement, or we are subject to a bankruptcy, the license agreement may be terminated, in which event we would not be able to develop, commercialize or market Livmarli or other product candidates, as the case may be.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2023 to May 3, 2023 has ranged from a low of $19.19 to a high of $28.59. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:

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
•
geopolitical and macroeconomic developments, including the Ukraine-Russia conflict, the COVID-19 pandemic, economic slowdowns, recessions, inflation, bank failures, rising interest rates and tightening of credit markets; and
•
other events or factors, many of which are beyond our control.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the Shelf Registration; however, until May 27, 2023, in connection with the issuance and sale of the Notes, we, and our directors and executive officers, have agreed not to issue and sell any shares of our common stock. For example, in August 2020, we entered into the Sales Agreement with SVB Securities, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. The remaining capacity under the Sales Agreement is approximately $31.3 million as of March 31, 2023. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

In addition, certain provisions in the Notes and the related indentures could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under our indenture, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change under our indenture, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following disclosure is provided in this Part II, Item 5 in lieu of disclosure under Items 5.02(b) and (c) of Form 8-K.

Resignation of Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

As previously disclosed, on January 7, 2023, we and Ian Clements, Ph.D. entered into a Transition, Separation and Consulting Agreement (the “Agreement”), pursuant to which Dr. Clements will resign as Chief Financial Officer of our company. Following his resignation and subject to the terms and conditions of the Agreement, Dr. Clements will serve as a consultant to our company for a period of 12 months unless such consulting arrangement is terminated earlier in accordance with the Agreement. Dr. Clements’ resignation as our principal financial officer and principal accounting officer became effective as of May 1, 2023.

Appointment of Principal Financial Officer

On May 1, 2023, our Board of Directors appointed Christopher Peetz, age 44, as our principal financial officer, effective as of May 1, 2023. Mr. Peetz is our co-founder and has served as our President since December 2018 and as our Chief Executive Officer since March 2019. Mr. Peetz has been an Entrepreneur-in-Residence at Frazier since May 2017. Prior to joining our company, Mr. Peetz served as the Chief Executive Officer of Flashlight Therapeutics, Inc., a biotechnology company, from May 2017 to May 2019. From May 2014 to December 2016, Mr. Peetz served as Chief Financial Officer and head of corporate development at Tobira Therapeutics, Inc., a public biotechnology company acquired by Allergan plc, in November 2016. Prior to joining Tobira, Mr. Peetz served as Vice President, Finance and Corporate Development of Jennerex Biotherapeutics, Inc., a biopharmaceutical company, from April 2012 to March 2014. Prior to Jennerex, Mr. Peetz held various positions at Onyx Pharmaceuticals, Inc., including oversight of financial planning and analysis, corporate strategy, product lifecycle management and commercial roles. Prior to Onyx, Mr. Peetz provided merger and acquisition advisory services at LaSalle Corporate Finance, a part of ABN AMRO, and held positions at Abgenix Inc. and Solazyme Inc. He currently serves on the board of directors of Alpine Immune Sciences, Inc., a public immunotherapy company. Mr. Peetz received an MBA from Stanford Graduate School of Business and a B.S.B.A. in Finance, International Business and French from Washington University in St. Louis. In connection with Mr. Peetz’s appointment as our principal financial officer, Mr. Peetz will not receive any additional compensation or equity awards.

Mr. Peetz has previously entered into our standard form of indemnification agreement. There were no arrangements or understandings between Mr. Peetz and any other persons pursuant to which he was selected as a director, nor does Mr. Peetz have any family relationships among any of our directors or executive officers, and there are no related person transactions within the meaning of Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission between Mr. Peetz and us required to be disclosed herein.

Appointment of Principal Accounting Officer

On May 1, 2023, our Board of Directors appointed Jody Howe, age 54, as our principal accounting officer, effective as of May 1, 2023. Ms. Howe has served as our Senior Vice President, Global Controller since July 2022 and, prior to that, served as our Vice President, Controller since February 2019. Prior to joining us, Ms. Howe worked as an independent consultant during the period of August 2017 to January 2019 serving as a controller for various private and public biotech companies. Prior to that, Ms. Howe was Vice President, Controller of Tobira Therapeutics from April 2014 to April 2017.

In connection with Ms. Howe’s appointment as our principal accounting officer, Ms. Howe’s base salary will increase to a total of $365,000 but will not receive any additional compensation or equity awards.

Ms. Howe has entered into our standard form of indemnification agreement. There were no arrangements or understandings between Ms. Howe and any other persons pursuant to which she was selected as a director, nor does Ms. Howe have any family relationships among any of our directors or executive officers, and there are no related person transactions within the meaning of Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission between Ms. Howe and us required to be disclosed herein.

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

4.3

Indenture, dated as of April 17, 2023, between Mirum Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2023).

4.4

Form of certificate representing the 4.00% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.3 above) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2023).

10.1+

Transition, Separation and Consulting Agreement, dated January 7, 2023, by and between the Registrant and Ian Clements, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 9, 2023).

31.1*

Certification of Principal Executive and Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Indicates management contract or compensatory plan.

# The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirum Pharmaceuticals, Inc.

Date: May 4, 2023	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive and Financial Officer)