Form 10-Q
period 2023-06-30
Mirum Pharmaceuticals, Inc.
filed 2023-08-07
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of July 28, 2023 was 38,297,975.

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

•
LIVMARLI® (maralixibat) oral solution (“Livmarli”) is currently our only U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) approved product and the success of our business depends, in part, on our ability to market and sell Livmarli profitably.
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
•
We may not complete the Asset Purchase (defined below) within the time frame we anticipated or at all.
•
We may fail to realize all of the anticipated benefits of the Asset Purchase (defined below) or those benefits may take longer to realize than expected.
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$297,228	$28,003
Short-term investments	32,726	123,716
Accounts receivable	35,326	23,994
Inventory	8,509	5,565
Prepaid expenses and other current assets	9,729	8,947
Total current assets	383,518	190,225
Restricted cash equivalents	—	100,000
Property and equipment, net	866	914
Operating lease right-of-use assets	1,614	1,431
Intangible assets, net	56,437	58,954
Other assets	1,153	1,382
Total assets	$443,588	$352,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,446	$8,690
Accrued expenses	42,693	54,018
Operating lease liabilities	1,064	931
Derivative liability	—	1,090
Total current liabilities	58,203	64,729
Revenue interest liability, net	—	140,351
Operating lease liabilities, noncurrent	1,154	1,257
Convertible notes payable, net	305,611	—
Other liabilities	10	4,532
Total liabilities	364,978	210,869
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 38,222,058 shares issued and outstanding as of June 30, 2023; and 36,956,345 shares issued and outstanding as of December 31, 2022	4	4
Additional paid-in capital	575,522	535,074
Accumulated deficit	(496,992)	(392,824)
Accumulated other comprehensive income (loss)	76	(217)
Total stockholders’ equity	78,610	142,037
Total liabilities and stockholders’ equity	$443,588	$352,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product sales, net	$32,497	$17,484	$61,595	$28,376
License revenue	5,000	—	7,500	2,000
Total revenue	37,497	17,484	69,095	30,376
Operating expenses:
Cost of sales	6,812	2,524	11,791	4,948
Research and development	22,009	25,432	45,557	49,520
Selling, general and administrative	32,949	20,969	63,168	40,085
Total operating expenses	61,770	48,925	120,516	94,553
Loss from operations	(24,273)	(31,441)	(51,421)	(64,177)
Other income (expense):
Interest income	3,627	293	5,899	362
Interest expense	(3,726)	(3,875)	(7,968)	(7,649)
Change in fair value of derivative liability	—	232	—	232
Loss from termination of revenue interest purchase agreement	(49,076)	—	(49,076)	—
Other (expense) income, net	(274)	1,299	(1,085)	1,145
Net loss before provision for (benefit from) income taxes	(73,722)	(33,492)	(103,651)	(70,087)
Provision for (benefit from) income taxes	316	(6,570)	517	(6,559)
Net loss	$(74,038)	$(26,922)	$(104,168)	$(63,528)
Net loss per share, basic and diluted	$(1.94)	$(0.84)	$(2.75)	$(2.00)
Weighted-average shares of common stock outstanding, basic	38,107,334	32,164,174	37,892,513	31,732,596
Weighted-average shares of common stock outstanding, diluted	38,107,334	32,179,171	37,892,513	31,740,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(74,038)	$(26,922)	$(104,168)	$(63,528)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	54	(22)	219	(115)
Cumulative translation adjustments	(114)	(49)	74	(52)
Comprehensive loss	$(74,098)	$(26,993)	$(103,875)	$(63,695)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2022	36,956,345	$4	$535,074	$(392,824)	$(217)	$142,037
Issuance of common stock in connection with equity award plans	197,703	—	1,390	—	—	1,390
Issuance of common stock in at-the-market offerings, net of issuance costs of $518	658,206	—	14,480	—	—	14,480
Issuance of common stock in connection with achievement of Contingent Milestone	199,993	—	4,292	—	—	4,292
Stock-based compensation	—	—	8,728	—	—	8,728
Net loss	—	—	—	(30,130)	—	(30,130)
Other comprehensive income	—	—	—	—	353	353
Balance as of March 31, 2023	38,012,247	4	563,964	(422,954)	136	141,150
Issuance of common stock in connection with equity award plans	101,699	—	803	—	—	803
Issuance of common stock in connection with employee stock purchase plan	76,481	—	1,294	—	—	1,294
Issuance of common stock in connection with settlement of Indemnification Holdback liability	31,631	—	896	—	—	896
Stock-based compensation	—	—	8,565	—	—	8,565
Net loss	—	—	—	(74,038)	—	(74,038)
Other comprehensive loss	—	—	—	—	(60)	(60)
Balance as of June 30, 2023	38,222,058	$4	$575,522	$(496,992)	$76	$78,610

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	30,582,596	$3	$377,403	$(257,159)	$(35)	$120,212
Issuance of common stock in connection with equity award plans	100,951	—	1,477	—	—	1,477
Issuance of common stock in at-the-market offerings, net of issuance costs of $601	995,897	—	17,384	—	—	17,384
Restricted common stock vested in the period	33,398	—	—	—	—	—
Stock-based compensation	—	—	6,561	—	—	6,561
Net loss	—	—	—	(36,606)	—	(36,606)
Other comprehensive loss	—	—	—	—	(96)	(96)
Balance as of March 31, 2022	31,712,842	3	402,825	(293,765)	(131)	108,932
Issuance of common stock in connection with asset acquisition	609,305	—	15,585	—	—	15,585
Issuance of common stock in connection with equity award plans	92,593	—	1,408	—	—	1,408
Issuance of common stock in at-the-market offerings, net of issuance costs of $184	165,018	—	3,905	—	—	3,905
Restricted common stock vested in the period	33,398	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	76,099	—	1,032	—	—	1,032
Stock-based compensation	—	—	6,818	—	—	6,818
Net loss	—	—	—	(26,922)	—	(26,922)
Other comprehensive loss	—	—	—	—	(71)	(71)
Balance as of June 30, 2022	32,689,255	$3	$431,573	$(320,687)	$(202)	$110,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(104,168)	$(63,528)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	16,918	13,379
Depreciation and amortization	2,673	941
Non-cash lease expense	290	207
Net accretion of discounts on investments	(1,462)	(103)
Non-cash interest expense related to the revenue interest liability	5,060	7,649
Amortization of debt discount and offering costs	307	—
Change in fair value of derivative liability	—	(232)
Change in fair value of contingent liabilities associated with an acquisition	667	(1,299)
Inventory reserves	665	—
Loss from termination of revenue interest purchase agreement	49,076	—
Deferred income taxes associated with an acquisition	—	(6,580)
Change in operating assets and liabilities:
Accounts receivable	(11,332)	(10,723)
Prepaid and other current assets	(782)	1,493
Inventory	(1,767)	(1,247)
Other assets	229	(272)
Accounts payable, accrued expenses and other liabilities	7,964	819
Operating lease liabilities	(443)	(345)
Net cash used in operating activities	(36,105)	(59,841)
Investing activities
Purchase of investments	(27,329)	(14,812)
Proceeds from maturities of investments	120,000	75,300
Purchase of property and equipment	(109)	(17)
Payments made for additions to intangible assets	(15,000)	—
Net cash provided by investing activities	77,562	60,471
Financing activities
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	14,480	21,289
Proceeds from the issuance of convertible notes, net	305,304	—
Proceeds from issuance of common stock pursuant to equity plans	3,487	3,917
Payments on revenue interest liability	(195,577)	(1,856)
Net cash provided by financing activities	127,694	23,350
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	74	(52)
Net increase in cash, cash equivalents and restricted cash equivalents	169,225	23,928
Cash, cash equivalents and restricted cash equivalents at beginning of period	128,003	131,340
Cash, cash equivalents and restricted cash equivalents at end of period	$297,228	$155,268

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$527	$438
Non-cash operating, investing and financing activities:
Inventory purchases included in accrued liabilities	$1,467	$1,764
Right-of-use assets obtained in exchange for lease liability	$473	$—
Stock-based compensation capitalized to inventory	$375	$177
Reclassification of Contingent Milestone liability to equity in connection with issuance of common stock upon achievement of Contingent Milestone	$4,292	$—
Issuance of common stock in connection with settlement of Indemnification Holdback liability	$896	$—
Issuance of common stock in exchange for acquired intangible assets	$—	$15,585
Contingent milestone liability for common stock issuance for acquired intangible assets	$—	$4,600
Indemnification Holdback liability in exchange for acquired intangible assets	$—	$831
Transaction costs from acquisition in accrued liabilities	$—	$176

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

The Company’s product LIVMARLI® (maralixibat) oral solution (“Livmarli”), is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) three months of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months of age and older in Europe.

The Company’s development pipeline consists of two clinical-stage product candidates, Livmarli and volixibat. The Company commenced significant operations in November 2018.

The Company views its operations and manages its business as one operating segment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of June 30, 2023, the Company had an accumulated deficit of $497.0 million and cash, cash equivalents and investments of $330.0 million. The Company believes that its cash, cash equivalents and investments of $330.0 million as of June 30, 2023, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

In April 2023, the Company completed a convertible notes offering, as further described in Note 10, with net proceeds of $305.3 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. From the net proceeds, $192.7 million was used to repurchase all future revenue interests in connection with the Company’s Revenue Interest Purchase Agreement (“RIPA”) (Note 6). Upon repurchase and the termination of the RIPA, in accordance with its terms, the previously restricted cash equivalents of $100.0 million were no longer restricted from use.

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

The Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, bank failures, higher interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, unless indicated below.

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

Restricted cash equivalents as of December 31, 2022 consisted of deposits placed in a segregated bank account as required under the terms of the Company’s RIPA, as amended September 2021, with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers in connection with the sale of the Priority Review Voucher in December 2021. Upon repurchase and the termination of the RIPA in April 2023, in accordance with its terms, the previously restricted cash equivalents of $100.0 million were no longer restricted from use.

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Cash and cash equivalents	$297,228	$28,003
Restricted cash equivalents	—	100,000
Total cash, cash equivalents, and restricted cash equivalents	$297,228	$128,003

Investments

The Company classifies all investments in securities as available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date, are classified as a current asset.

Investments are recorded at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized, with the exception of any declines in fair value below the cost basis that are a result of a credit loss, which, if any, are reported in other income (expense), net in the current period through an allowance for credit losses. Each reporting period, the Company evaluates whether declines in fair values of its available-for-sale securities below their cost basis are a result of credit loss or other factors and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, the creditworthiness of the security issuers, as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are also included in interest income (loss). To date, the Company has not identified any declines in fair value of its investments related to credit loss.

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

As of June 30, 2023, the Company had two customers that individually accounted for approximately 19% and 11% of accounts receivable. As of December 31, 2022, the Company had one customer that accounted for approximately 23% of accounts receivable. For the three and six months ended June 30, 2023 and 2022, the Company did not have revenue attributable to any one customer in excess of 10% of sales.

Accounts Receivable

The Company has accounts receivable amounts due from product sales. The Company also has accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of June 30, 2023. There was no bad debt expense for the three and six months ended June 30, 2023 and 2022.

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

The following table provides detail of the carrying amount of the Company’s intangible assets (in thousands):

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible asset - commercial milestone payments	$34,000	$(2,288)	$31,712
Intangible assets - Satiogen acquisition	28,107	(3,382)	24,725
Total intangible assets	$62,107	$(5,670)	$56,437

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible asset - commercial milestone payments	$34,000	$(1,333)	$32,667
Intangible assets - Satiogen acquisition	28,107	(1,820)	26,287
Total intangible assets	$62,107	$(3,153)	$58,954

As of June 30, 2023, the remaining weighted-average amortization period of the Company’s intangible assets was 12.8 years. The remaining weighted-average amortization periods of the commercial milestone payments and the Satiogen Pharmaceutical, Inc. (“Satiogen”) acquisition intangible assets were 16.7 years and 7.9 years, respectively.

Amortization expense was $1.3 million and $2.5 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $0.8 million for the three and six months ended June 30, 2022, respectively. Amortization expense was included in cost of sales in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of June 30, 2023 (in thousands):

Amount
2023 (remaining six months)	2,518
2024	5,035
2025	5,035
2026	5,035
2027	5,035
Thereafter	33,779
$56,437

Convertible Notes

The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The Company accounts for its convertible notes (see Note 10) as a long-term liability equal to the proceeds received from issuance, including any embedded conversion features, net of the unamortized debt discount and offering costs in the accompanying unaudited consolidated balance sheets. The debt issuance and offering costs are amortized over the contractual term of the convertible notes, using the effective interest method, as interest expense in the accompanying unaudited consolidated statements of operations.

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

Government Rebates: The Company records rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are generated. The Company’s rebate calculations may require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. The liability for unpaid rebates is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets. To date, actual government rebates have not differed materially from the Company’s estimates.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, contingently issuable employee stock purchase plan shares and common stock issuable upon conversion of convertible notes because their effect would be anti-dilutive due to the Company’s net loss. Basic and diluted net loss per share were the same for the three and six months ended June 30, 2023.

The following table sets for the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 (in thousands, except share and per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Numerator:
Net loss, basic	$(26,922)	$(63,528)
Less: Change in fair value of Holdback Indemnification liability	199	199
Net loss, diluted	$(27,121)	$(63,727)

Denominator:
Weighted-average shares of common stock outstanding, basic	32,164,174	31,732,596
Effect of dilutive securities:
Weighted-average Holdback Indemnification shares issuable	14,997	7,540
Weighted-average shares of common stock outstanding, diluted	32,179,171	31,740,136

Net loss per share, basic	$(0.84)	$(2.00)
Net loss per share, diluted	$(0.84)	$(2.00)

The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,	As of June 30,
	2023	2022
Options to purchase common stock and restricted stock units	10,647,891	8,897,778
Common stock issuable upon conversion of convertible notes	9,964,247	—
Employee stock purchase plan contingently issuable	22,207	25,562
Common stock subject to repurchase	—	55,668
Shares issuable as contingent consideration in connection with asset acquisition	—	199,993
Total	20,634,345	9,179,001

Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-3, Codification Improvements to Financial Instruments which makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard and clarifies the following areas (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. There was no impact on the accompanying unaudited condensed consolidated financial statements as of the adoption date, January 1, 2023.

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

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$285,002	$—	$—	$285,002
U.S. treasury bills	24,804	—	—	24,804
Commercial paper	—	2,930	—	2,930
U.S. government bonds	—	4,992	—	4,992
Total financial assets	$309,806	$7,922	$—	$317,728

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$124,227	$—	$—	$124,227
U.S. treasury bills	4,975	—	—	4,975
Commercial paper	—	74,386	—	74,386
U.S. government bonds	—	44,354	—	44,354
Total financial assets	$129,202	$118,740	$—	$247,942
Financial liabilities:
Contingent milestone liability	$3,900	$—	$—	$3,900
Derivative liability	—	—	1,090	1,090
Indemnification holdback	—	—	617	617
Total financial liabilities	$3,900	$—	$1,707	$5,607

The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 approximate their related fair values due to the short-term maturities of these instruments.

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

The carrying amount of the revenue interest liability as of December 31, 2022 approximates its fair value and is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the RIPA.

The Contingent Milestone liability as of December 31, 2022 is considered a Level 1 input as the significant inputs were known and observable. The derivative liability and Indemnification Holdback liability (each as defined below) as of December 31, 2022 are each considered a Level 3 input based on the three-level hierarchy.

Derivative Liability

The debt pursuant to the RIPA (refer to Note 6 “Revenue Interest Purchase Agreement” for further information) contained an embedded derivative requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at December 31, 2022. The estimated probability and timing of underlying events triggering the exercisability of the put option contained within the RIPA, forecasted cash flows and the discount rate were significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of December 31, 2022, the discount rate used for valuation of the derivative liability was 15.7%. There was no change in the fair value of the derivative liability during the three and six months ended June 30, 2023 prior to its extinguishment in connection with termination of the RIPA.

Indemnification Holdback

In May 2022, in connection with the acquisition of Satiogen (refer to Note 7 “Asset Acquisitions” for further information), the Company recorded at fair value liabilities related to the Company’s common stock issuable upon satisfaction of certain purchase price adjustments and indemnification obligations that may arise during the 12-month period following the asset acquisition date (“Indemnification Holdback”). The fair value of the Indemnification Holdback was classified within Level 3 of the fair value hierarchy and was estimated based upon the value of the Company’s common stock price. The fair value of the Indemnification Holdback was additionally determined based on management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date. The fair value of the Indemnification Holdback was initially measured on May 20, 2022, the date on which the Company completed the acquisition of Satiogen. The Company assessed the fair value of the Indemnification Holdback each reporting period until resolution of the related contingency and changes in fair value were recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations. During the three months ended June 30, 2023, the contingencies related to the Indemnification Holdback were resolved and the Company issued 31,631 shares of common stock.

The following table provides a summary of the changes in the estimated fair value of the Indemnification Holdback liability (in thousands):

Indemnification Holdback Liability
Balance at December 31, 2022	$617
Change in fair value	143
Balance at March 31, 2023	760
Change in fair value	136
Settlement of Indemnification Holdback liability	(896)
Balance at June 30, 2023	$—

The Indemnification Holdback is included in other liabilities on the accompanying unaudited condensed consolidated balance sheets as of December 31, 2022.

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$285,002	$—	$—	$285,002
U.S. treasury bills	24,814	—	(10)	24,804
Commercial paper	2,930	—	—	2,930
U.S. government bonds	4,994	—	(2)	4,992
Total cash equivalents and investments	$317,740	$—	$(12)	$317,728
Classified as:
Cash equivalents				$285,002
Short-term investments				32,726
Total cash equivalents and investments				$317,728

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$124,227	$—	$—	$124,227
U.S. treasury bills	4,980	—	(5)	4,975
Commercial paper	74,386	—	—	74,386
U.S. government bonds	44,579	—	(225)	44,354
Total cash equivalents and investments	$248,172	$—	$(230)	$247,942
Classified as:
Cash equivalents				$24,226
Cash equivalents - restricted				100,000
Short-term investments				123,716
Total cash equivalents, restricted cash equivalents and investments				$247,942

As of June 30, 2023, the remaining contractual maturities of available-for-sale debt securities were less than 12 months. During the three and six months ended June 30, 2023 and 2022, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any material unrealized gains or losses on these securities.

5. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Work in progress	6,965	5,351
Finished goods	1,544	214
Total inventory	$8,509	$5,565

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued compensation and related benefits	$10,957	$14,660
Accrued rebates payable	7,385	4,284
Accrued clinical trials	6,599	8,319
Accrued professional service fees	6,584	5,372
Accrued contract manufacturing and non-clinical costs	5,665	3,927
Accrued royalties payable	2,902	2,456
Accrued interest	2,601	—
Accrued milestone payments	—	15,000
Total accrued expenses	$42,693	$54,018

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

As consideration for such payments, the Purchasers had the right to receive certain revenue interests (the “Revenue Interests”) from the Company based on annual product sales, net of Livmarli, in tiered payments (the “Revenue Interest Payments”) based on whether annual product sales, net are (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”). The Revenue Interest Payments were initially 9.75% (at Tier 1) and 2.0% (at Tier 2 and Tier 3) of such annual net sales.

Under the RIPA, the Company had an option (the “Call Option”) to terminate the RIPA and repurchase future Revenue Interests at any time upon advance written notice. Additionally, the Purchasers had an option (the “Put Option”) to terminate the RIPA and to require the Company to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect or a change of control, or upon the 12th anniversary of the first payment made by Purchasers. If the Put Option is exercised prior to the first anniversary of the closing date by the Purchasers (except pursuant to a change of control), the required repurchase price is 120.0% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests). In all other cases, if the Put Option or the Call Option are exercised, the required repurchase price is 175.0% of the Cumulative Purchaser Payments (minus all payments the Company has made to the Purchasers in connection with the Revenue Interests), if such option is exercised prior to the third anniversary of the closing date, and 195.0% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests) if such option is exercised thereafter.

In addition, the RIPA contained various representations and warranties, information rights, non-financial and financial covenants, indemnification obligations and other provisions that are customary for a transaction of this nature. The Purchasers’ obligations to fund the scheduled installments were subject to certain customary conditions as set forth in the RIPA.

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

The Put Option under the RIPA that was exercisable by Purchasers upon certain contingent events was determined to be an embedded derivative requiring bifurcation and separately accounted for as a single compound derivative instrument. The Company recorded the initial fair value of the derivative liability of $1.3 million as a debt discount, which was amortized to interest expense over the expected term of the debt using the effective interest method.

The Company imputed interest expense associated with the revenue interest liability using the effective interest rate method. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability was variable during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluated the interest rate quarterly based on each period's product sales, net forecasts utilizing the prospective method. The Company recorded interest expense related to this arrangement of $0.8 million and $5.1 million for the three and six months ended June 30, 2023, respectively, and $3.9 million and $7.6 million for the three and six months ended June 30, 2022, respectively.

The Company incurred $0.9 million of issuance costs in connection with the RIPA, which were amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s product sales, net reduce the revenue interest liability. During the six months ended June 30, 2023, the Company made payments of $2.9 million in connection with the RIPA.

In April 2023, the Company exercised the Call Option and repurchased all future Revenue Interests. In connection with such repurchase, the Company made a payment of $192.7 million, or 175% of the Cumulative Purchaser Payments (minus all payments that were made to the Purchasers in connection with the Revenue Interests.) As a result, the RIPA terminated in accordance with its terms.

The following table summarizes the revenue interest liability activity and the related derivative liability activity during the three and six months ended June 30, 2023 (in thousands):

	Revenue Interest Liability	Derivative Liability
Balance at December 31, 2022	$140,351	$1,090
Interest expense recognized	4,242	—
Revenue interest payments	(2,883)	—
Balance at March 31, 2023	$141,710	$1,090
Interest expense recognized	818	—
Revenue interest liability settlement	(192,694)	—
Loss (gain) from termination of revenue interest purchase agreement	50,166	(1,090)
Balance at June 30, 2023	$—	$—

The net loss from termination of RIPA of $49.1 million, comprised of the $50.2 million loss related to the settlement of the revenue interest liability and the $1.1 million gain on the derecognition of the related derivative liability, was recorded in the accompanying unaudited condensed consolidated statements of operations.

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

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. In January

2023, the Company paid the accrued regulatory milestone of $15.0 million associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. No additional milestones have been accrued as of June 30, 2023 as there were no potential milestones yet considered probable. There were no development or regulatory milestones achieved for Livmarli or volixibat during the six months ended June 30, 2023 and 2022.

Satiogen License

Through the Shire Agreement, the Company was assigned a license agreement with Satiogen pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how, with the right to sublicense to a third party subject to certain financial considerations. Pursuant to the terms of the license agreement, the Company was obligated to pay to Satiogen up to an aggregate of $10.5 million upon the achievement of certain milestones, of which $0.5 million was for initiation of certain development activities, $5.0 million for the completion of regulatory approvals and $5.0 million for commercialization activities. Additionally, the Company was required to pay a low single-digit royalty on net sales. The Company’s royalty obligations continued on a licensed product-by-licensed product and country-by-country basis until the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country. Royalty obligations under the Satiogen license were creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented.

In May 2022, the Company completed the merger and acquisition of Satiogen for total consideration of approximately $24.2 million. At acquisition, Satiogen’s assets consisted of cash and intangible assets related to developed technology. The purchase consideration consisted of 609,305 shares of the Company’s common stock issued upon the closing of the acquisition and cash consideration of $2.6 million, excluding $0.2 million of stock option exercise prices deemed to have been paid immediately prior to the acquisition, in respect of an equivalent amount of cash on the books of Satiogen, with up to an additional 32,494 shares of common stock that would have been issued upon the closing of the acquisition except the parties agreed to such shares being held back by the Company for 12 months from the acquisition date to satisfy certain purchase price adjustments and indemnification obligations that may arise during this period. Specifically, purchase price adjustments and indemnification obligations that arise will reduce the number of shares issuable by the Company at settlement in accordance with the terms of the definitive acquisition agreement. The purchase consideration also included issuance of up to an additional 199,993 shares of the Company’s common stock, contingent upon the achievement of a certain milestone by June 30, 2025, subject to adjustment to satisfy certain purchase price adjustments and indemnification obligations that may arise. In December 2022, with the approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older, the milestone was achieved and the Company issued 199,993 shares of common stock in January 2023. Additionally, in June 2023, the contingencies related to the held back shares were resolved and the Company issued 31,631 shares of common stock. Through the transaction, the Company obtained all Satiogen licensing payments and Satiogen-owned intellectual property relating to Livmarli and volixibat. The transaction resulted in a reduction of total licensing royalty obligations for Livmarli and volixibat.

The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business and substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, namely, the Satiogen intangible assets consisted of intellectual property. The Company evaluated that the intellectual property assets acquired were deemed to be commercially viable and the cost of the acquisition was recorded as an intangible asset.

There was no gain or loss recognized from settlement of the preexisting contractual relationship with Satiogen as the pre-existing contract was determined to be at fair value on the date of acquisition. For the three and six months ended June 30, 2023, there were no significant expenses incurred that were approved for settlement against the Indemnification Holdback.

As the number of shares potentially issuable upon the resolution of the Indemnification Holdback and the Contingent Milestone was variable, they were recorded as liabilities at their respective fair values on the date of acquisition using the Company’s common stock price. The fair value of the Indemnification Holdback was additionally determined based on management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date, while the fair value of the Contingent Milestone was additionally determined based upon management’s estimate of the probability of the milestone being met until the contingency was resolved in December 2022. The fair value of the Indemnification Holdback liability and the Contingent Milestone liability were remeasured at each reporting period until settled, with resulting changes in the fair value recorded in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of June 30, 2023, no milestones had been accrued as there were no potential milestones considered probable.

8. Collaboration and License Agreements

License and Collaboration Agreement with CANbridge

In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license in May 2021, was recorded as license revenue. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. The Company concluded at inception of the agreement that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company will recognize any consideration related to sales-based payments when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. In January 2022, CANbridge achieved a regulatory milestone, triggering a milestone payment to the Company of $2.0 million which was recorded as license revenue in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2022. In June 2023, CANbridge achieved another regulatory milestone, triggering a milestone payment to the Company of $5.0 million, which, upon the release of the constraint, was included in the transaction price and recorded as license revenue in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2023, the Company recorded research and development funding of $1.1 million and $1.4 million, respectively, and for the three and six months ended June 30, 2022, the Company recorded research and development funding of $0.3 million and $0.7 million, respectively, payable by CANbridge to the Company which is reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, such research and development funding of $1.6 million and $0.2 million, respectively, was recorded as a receivable which was included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets.

License and Collaboration Agreement with GC Biopharma

In July 2021, the Company entered into an exclusive license and collaboration agreement with GC Biopharma. Under the terms of the agreement, GC Biopharma has obtained the exclusive right to develop and commercialize Livmarli within South Korea for ALGS, progressive familial intrahepatic cholestasis (“PFIC”), and biliary atresia (“BA”). In connection with the agreement, the Company received a $5.0 million upfront payment, which, upon satisfaction of the performance obligation and receipt by GC Biopharma of the right to use and benefit from the license, was recorded as license revenue. Additionally, the Company is entitled to certain research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. At inception of the agreement, the Company concluded that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue for this contract when the uncertainty is resolved in the future. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. In February 2023, GC Biopharma achieved a regulatory milestone under this agreement triggering a milestone payment to the Company of $2.5 million, which upon the release of the constraint was included in the transaction price and recognized as license revenue in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2023. For the three and six months ended June 30, 2023 and 2022, research and development funding reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations was insignificant.

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

9. Leases

In January 2019, the Company entered into an operating lease agreement for office space which consisted of approximately 5,600 square feet (the “Initial Lease”). The lease term is approximately four years with an option to extend the term for one five-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. The lease contained a tenant improvement allowance of $0.4 million, which has been recorded as leasehold improvements on the accompanying unaudited condensed consolidated balance sheets with a corresponding reduction of the right-of-use (“ROU”) asset at inception of the lease. Rent payments commenced in August 2019.

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

As of June 30, 2023, the Company recorded an aggregate ROU asset of $1.6 million and an aggregate lease liability of $2.2 million on the accompanying unaudited condensed consolidated balance sheets. The weighted-average remaining lease term is 2.4 years.

As of June 30, 2023, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Undiscounted Rent Payments
2023 (remaining six months)	599
2024	1,191
2025	357
2026	114
2027	114
Thereafter	57
Total undiscounted lease payments	2,432
Less: imputed interest	(214)
Total lease liability	$2,218

Rent expense was $0.2 million for the three months ended June 30, 2023 and 2022, and $0.4 million for the six months ended June 30, 2023 and 2022. Variable lease payments for operating expenses for the three and six months ended June 30, 2023 and 2022 were immaterial.

10. Convertible Notes

In April 2023, the Company issued $316.3 million aggregate principal amount of its 4.00% Convertible Senior Notes due 2029 (the "Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes are subject to the terms and conditions of an Indenture (the “Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee.

The net proceeds from the issuance of the Notes were $305.3 million, after deducting the initial purchasers’ discounts and commissions and offering expenses.

The Notes are the Company’s senior, unsecured obligations and are (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated to the Notes in right of payment; (ii) equal in right of payment to any of the Company’s indebtedness that is not so subordinated; (iii) effectively subordinated to any of the Company’s secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The Notes accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The Notes will mature on May 1, 2029, unless earlier converted, redeemed or repurchased by the Company. Before January 2, 2029, noteholders will have the right to convert their Notes only in the following circumstances:

(i)
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on June 30, 2023, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for the Notes for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(ii)
during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day;
(iii)
upon the occurrence of certain corporate events or distributions on the common stock, as described in the Indenture; and
(iv)
if the Company calls such Notes for redemption.

Additionally, noteholders will have the right to convert their Notes at any time from January 2, 2029 until the close of business on the scheduled trading day immediately before the maturity date. The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate for the Notes is 31.5075 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.74 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Company may not redeem the Notes at its option at any time before May 5, 2026. The Notes are redeemable, in whole or in part (subject to the partial redemption limitation described below), at the Company’s option at any time, and from time to time, on or after May 5, 2026 and, in the case of a partial redemption, on or before the 50th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the partial redemption limitation, the Company may not elect to redeem less than all of the outstanding Notes unless at least $75.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice.

If a “Fundamental Change” (as defined in the Indenture) occurs, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company's common stock.

The Indenture contains customary events of default with respect to the Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the Notes shall, declare all principal and accrued and unpaid interest, if any, of the Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, all of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable.

As of June 30, 2023, the Notes consisted of the following (in thousands):

Convertible Notes
Principal amount	$316,250
Unamortized debt discount and issuance costs	(10,639)
Net carrying amount	$305,611

The Company incurred $10.9 million of transaction costs related to the issuance of the Notes, which are being amortized to interest expense over the term of the Notes using the effective interest method. As of June 30, 2023, the remaining amortization period of the debt discount was approximately 5.8 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes in the three and six months ended June 30, 2023 (in thousands):

Convertible Notes
Coupon interest expense	$2,601
Amortization of debt discount and issuance costs	307
Total interest expense on convertible notes	$2,908

As of June 30, 2023, the estimated fair value of the Notes was $355.0 million. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

11. Stockholders’ Equity

Common Stock

In August 2020, the SEC declared effective a registration statement on Form S-3 (“Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“Sales Agreement”) with SVB Securities LLC (“SVB Securities”) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB

Securities acting as the sales agent and/or principal. During the six months ended June 30, 2023, the Company issued and sold 658,206 shares of common stock pursuant to the Sales Agreement resulting in gross proceeds to the Company of $15.0 million. The net proceeds to the Company for the six months ended June 30, 2023, after deducting sales commissions to SVB Securities and other issuance expenses were approximately $14.5 million. As of June 30, 2023, the Company has issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the Sales Agreement resulting in aggregate gross proceeds to the Company of $43.7 million. The remaining capacity under the Sales Agreement is approximately $31.3 million as of June 30, 2023.

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

On September 9, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of June 30, 2023, the Company had not issued any securities pursuant to the automatic shelf registration statement.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of June 30,	As of December 31,
	2023	2022
Stock options, restricted stock units and performance stock units issued and outstanding	10,647,891	8,955,557
Reserved for future stock awards or option grants	1,453,028	1,596,947
Reserved for employee stock purchase plan	1,081,089	1,157,570
Common stock issuable upon conversion of convertible notes	9,964,247	—
Common stock held back in connection with asset acquisition	—	31,638
Common stock issuable as contingent consideration in connection with asset acquisition	—	199,993
	23,146,255	11,941,705

12. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of June 30, 2023, 1,114,199 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In 2021 and 2020, the Company’s board of directors authorized an additional 1,000,000 and 750,000 shares of the Company’s common stock for future issuance, respectively. As of June 30, 2023, 338,829 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2023 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	8,340,083	$13.63	7.5	$51,645
Granted	1,531,789	$23.98
Exercised	(153,678)	$14.27
Canceled and forfeited	(198,295)	$18.18
Outstanding as of June 30, 2023	9,519,899	$15.19	7.2	$102,171
Vested and exercisable as of June 30, 2023	5,651,269	$11.69	6.2	$80,121

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2023 and 2022 was $17.24 and $12.37 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $1.7 million. As of June 30, 2023, the total unrecognized stock-based compensation related to unvested stock option awards granted was $51.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.50-6.08	5.50-6.08	5.31-6.08	5.50-6.08
Expected volatility	81.59%-83.13%	80.86%-83.20%	81.59%-85.24%	80.86%-83.20%
Risk-free interest rate	3.35%-3.89%	2.78%-3.25%	3.35%-3.91%	1.46%-3.25%
Expected dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes the activity under the Company’s restricted stock units for the six months ended June 30, 2023:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2022	615,474	$18.36
Granted	553,419	$23.63
Vested	(145,724)	$17.51
Cancelled/Forfeited	(43,012)	$20.15
Unvested and outstanding as of June 30, 2023	980,157	$21.38

The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

As of June 30, 2023, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $16.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.

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

In June 2023, the Company granted an aggregate of 12,000 PSUs to certain employees ("2023 Employee PSUs"). The 2023 Employee PSUs are subject to a performance condition of achieving certain net product sales related to Livmarli in the US for the year ended December 31, 2023.

The following table summarizes the activity under the Company's performance stock units for the six months ended June 30, 2023:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2022	—	$—
Granted	147,835	$23.64
Unvested and outstanding as of June 30, 2023	147,835	$23.64

As of June 30, 2023, the total unrecognized stock compensation related to performance stock units granted was $1.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. The ESPP became effective on July 17, 2019 and generally provides for six-month consecutive offering periods beginning on May 11th and November 11th of each year. During the three and six months ended June 30, 2023, 76,481 shares and were issued under the ESPP. As of June 30, 2023, the Company had 1,081,089 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP was $0.2 million for the three months ended June 30, 2023 and 2022, and $0.5 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

Restricted Common Stock

In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. All restricted common stock was fully vested as of December 31, 2022. During the three and six months ended June 30, 2022, 33,398 and 66,796 shares vested, respectively.

Stock-Based Compensation

Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative	$5,685	$4,225	$11,531	$8,201
Research and development	2,672	2,416	5,387	5,001
Total	$8,357	$6,641	$16,918	$13,202

Stock-based compensation capitalized into inventory was $0.2 million for the three months ended June 30, 2023 and 2022, and $0.4 million and $0.2 million for the six months ended June 30, 2023, and 2022, respectively.

13. Contingencies

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

14. Subsequent Events

Asset Purchase Agreement

On July 16, 2023, the Company executed an Asset Purchase Agreement (the “Purchase Agreement”) with Travere Therapeutics, Inc., a Delaware corporation (“Travere”).

Subject to the terms and conditions of the Purchase Agreement, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (the “Asset Purchase”), the Company will purchase from Travere substantially all of the assets that are primarily related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”) for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the Purchase Agreement, of up to $445.0 million in cash, with $210.0 million due at the Closing and up to $235.0 million due after the Closing, upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products (the “Milestone Events”).

The parties entered into a Transitional Services Agreement pursuant to which Travere has agreed to perform certain services for a period of time following the consummation of the Asset Purchase with respect to the Company’s use and operation of the assets purchased in the Asset Purchase.

Consummation of the Asset Purchase is subject to customary closing conditions, including, among others, (i) obtaining certain material consents, (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law, order or legal proceeding prohibiting the Asset Purchase, (iv) the accuracy of representations and warranties set forth in the Agreement (subject to customary materiality qualifiers) and material compliance with covenants set forth in the Agreement and (v) the execution and delivery of certain related ancillary documents. The Company expects the Closing to occur in the third quarter of 2023.

The Company and Travere are permitted under certain circumstances to terminate the Agreement, including in the event that, subject to an automatic extension through April 16, 2024 to satisfy antitrust conditions, the Asset Purchase is not consummated by October 16, 2023.

Private Placement

Concurrently with the execution and delivery of the Purchase Agreement, certain parties have entered into subscription agreements (the “Subscription Agreements”) with the Company, pursuant to which they have agreed, subject to the terms and conditions of the Subscription Agreements, to purchase immediately prior to, but subject to, the consummation of the Asset Purchase, shares of the Company's common stock with a par value of $0.0001 per share for an aggregate purchase price of approximately $210.0 million at a price of $26.25 per share, the closing price of the Company's common stock on July 14, 2023.

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

Our product LIVMARLI (maralixibat) oral solution (“Livmarli”), a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor, is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) three months of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months of age and older in Europe. We believe the prevalent patient population in the United States is approximately 2,000 to 2,500 pediatric ALGS patients, which, based on our current expectations and beliefs, represents a greater than $500.0 million market opportunity. ALGS is estimated to impact one out of every 30,000 births globally. We market and commercialize Livmarli in the United States and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We are also developing Livmarli for progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). We have submitted a Supplemental New Drug Application (“sNDA”) to the U.S. Food and Drug Administration (“FDA”) and a marketing authorization to the European Marketing Agency (“EMA”) based on positive data from our Phase 3 study of Livmarli in patients with PFIC. We also expect to report topline data from our EMBARK Phase 2b clinical trial in BA in the second half of 2023.

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

We have only one product approved for commercial sale and have not generated significant revenues from product sales, net as of June 30, 2023. We expect to incur significant operating losses for the foreseeable future. Since inception, we have funded our operations to date primarily through debt, equity, revenue interest financings and cash from our product sales, net and collaboration revenue.

Recent Developments

Asset Purchase Agreement

On July 16, 2023, we executed an Asset Purchase Agreement (the “Purchase Agreement”) with Travere Therapeutics, Inc., a Delaware corporation (“Travere”).

Subject to the terms and conditions of the Purchase Agreement, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (the “Asset Purchase”), we will purchase from Travere substantially all of the assets that are primarily related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”) for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the Purchase Agreement, of up to $445.0 million in cash, with $210.0 million due at the Closing and up to $235.0 million due after the Closing, upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products (the “Milestone Events”).

The parties entered into a Transitional Services Agreement pursuant to which Travere has agreed to perform certain services for a period of time following the consummation of the Asset Purchase with respect to our use and operation of the assets purchased in the Asset Purchase.

Consummation of the Asset Purchase is subject to customary closing conditions, including, among others, (i) obtaining certain material consents, (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law, order or legal proceeding prohibiting the Asset Purchase, (iv) the accuracy of representations and warranties set forth in the Agreement (subject to customary materiality qualifiers) and material compliance with covenants set forth in the Agreement and (v) the execution and delivery of certain related ancillary documents. We expect the Closing to occur in the third quarter of 2023.

We and Travere are permitted under certain circumstances to terminate the Agreement, including in the event that, subject to an automatic extension through April 16, 2024 to satisfy antitrust conditions, the Asset Purchase is not consummated by October 16, 2023.

Private Placement

Concurrently with the execution and delivery of the Purchase Agreement, certain parties have entered into subscription agreements (the “Subscription Agreements”) with us, pursuant to which they have agreed, subject to the terms and conditions of the Subscription Agreements, to purchase immediately prior to, but subject to, the consummation of the Asset Purchase, shares of our common stock with a par value of $0.0001 per share for an aggregate purchase price of approximately $210.0 million at a price of $26.25 per share, the closing price of our common stock on July 14, 2023 (such transaction, the “Private Placement”).

Financing Transactions

On April 17, 2023, we completed an offering of $316.3 million aggregate principal of 4.00% Convertible Senior Notes due 2029 (the “Notes”), which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of $305.3 million after deducting the initial purchasers’ discounts and commissions and offering expenses. We used a portion of the net proceeds to repurchase the revenue interests pursuant to the Revenue Interest Purchase Agreement (“RIPA”), entered into in December 2020, as amended September 2021, by and among us and Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers. We repurchased the revenue interests from the Purchasers at a call price of $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated with no further payments due to the Purchasers and the $100.0 million of previously restricted cash equivalents was no longer restricted from use. The terms of these Notes are further described in Note 10 to our unaudited condensed consolidated financial statements.

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

During the six months ended June 30, 2023, we issued and sold 658,206 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $22.79 per share, respectively, resulting in aggregate gross proceeds to us of $15.0 million. The net proceeds after deducting sales commissions to SVB Securities and other issuance expenses were approximately $14.5 million. As of June 30, 2023, we have issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the Sales Agreement, resulting in aggregate gross proceeds to us of $43.7 million. The remaining capacity under the Sales Agreement is approximately $31.3 million as of June 30, 2023.

Financial Overview

Our net loss was $74.0 million and $26.9 million for the three months ended June 30, 2023 and 2022, respectively, and $104.2 million and $63.5 million for the six months ended June 30, 2023 and 2022, respectively. Our net loss for the three and six months ended June 30, 2023 includes a $49.1 million loss related to the extinguishment of the liabilities related to the RIPA. As of June 30, 2023, we had an accumulated deficit of $497.0 million, compared to $392.8 million as of December 31, 2022. As of June 30, 2023, we had cash, cash equivalents and investments of $330.0 million, compared to cash, cash equivalents, restricted cash equivalents and investments of $251.7 million as of December 31, 2022.

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

We expect to satisfy future cash needs through existing capital balances, product revenue from Livmarli and through a combination of equity offerings, including the private placement described above, debt financings or other capital sources, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate the development of one or more of our product candidates or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the COVID-19 pandemic and the ongoing Ukraine-Russia conflict for the six months ended June 30, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, inability for patients to see their healthcare providers and access our product and product candidates, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic or adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, bank failures, changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

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

Components of Results of Operations

Revenue

Product Sales, Net

Our approved product, Livmarli, has been approved for the treatment of cholestatic pruritus in patients with ALGS three months of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months of age and older in Europe. We expect our product sales of Livmarli will continue to increase on an annual basis, though seasonality in demand and international product ordering may result in quarterly fluctuations.

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

Loss from termination of revenue interest purchase agreement

Loss from termination of RIPA is related to the repurchase and termination of the RIPA in the second quarter of 2023. The repurchase payment included a premium over the remaining revenue interest liability and resulted in the recognition of a loss from termination of RIPA in our condensed consolidated statements of operations and comprehensive loss.

Interest Income

Interest income consists of interest earned on our cash equivalents and investments.

Interest Expense

We incur interest expense on our convertible notes and on the RIPA. Interest on our convertible notes consists of a 4% per annum fixed rate of interest and amortization of debt discount and amortization costs. Interest on the RIPA consisted primarily of costs associated with our liability and non-cash interest costs associated with the amortization of the related debt discount and deferred issuance costs. Prior to extinguishment of the RIPA in the second quarter of 2023, we imputed interest expense associated with this liability using the effective interest rate method which is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement.

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

There have been no significant changes during the six months ended June 30, 2023 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Revenue:
Product sales, net	$32,497	$17,484	$15,013
License revenue	5,000	—	5,000
Total revenue	37,497	17,484	20,013
Operating expenses:
Cost of sales	$6,812	$2,524	$4,288
Research and development	22,009	25,432	(3,423)
Selling, general and administrative	32,949	20,969	11,980
Total operating expenses	61,770	48,925	12,845
Loss from operations	(24,273)	(31,441)	7,168
Other income (expense):
Interest income	3,627	293	3,334
Interest expense	(3,726)	(3,875)	149
Change in fair value of derivative liability	—	232	(232)
Loss from termination of revenue interest purchase agreement	(49,076)	—	(49,076)
Other (expense) income, net	(274)	1,299	(1,573)
Net loss before provision for (benefit from) for income taxes	(73,722)	(33,492)	(40,230)
Provision for (benefit from) income taxes	316	(6,570)	6,886
Net loss	$(74,038)	$(26,922)	$(47,116)

Product Sales, Net

Product sales, net was $32.5 million for the three months ended June 30, 2023, compared to $17.5 million for the three months ended June 30, 2022. The increase in product sales, net was a result of our continued commercialization of Livmarli in the United States, and, to a lesser extent, in certain countries in Europe and other international sales through partner market supply orders.

License Revenue

License revenue was $5.0 million for the three months ended June 30, 2023 due to the achievement of a regulatory milestone by CANbridge associated with our license agreement, compared to zero for the three months ended June 30, 2022.

Cost of Sales

For the three months ended June 30, 2023, cost of sales was $6.8 million, compared to $2.5 million for the three months ended June 30, 2022. The increase in cost of sales was primarily a result of increased royalties payable on net sales of Livmarli under licensing agreements, amortization of acquired intangibles associated with our acquisition of Satiogen and commercial milestone payments, increased commercial product development costs and costs associated with excess and obsolete inventory.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Product-specific costs:
Livmarli	$5,639	$9,746	$(4,107)
Volixibat	4,633	4,840	(207)
Non product-specific costs:
Stock-based compensation	2,671	2,416	255
Personnel	6,894	5,908	986
Other	2,172	2,522	(350)
Total research and development expenses	$22,009	$25,432	$(3,423)

Research and development expenses were $22.0 million for the three months ended June 30, 2023, a decrease of $3.4 million compared to the three months ended June 30, 2022. The decrease was primarily due to:

•
for Livmarli programs, a decrease of $4.1 million, due to decreases of $2.7 million in clinical trial expenses primarily for MARCH Phase 3 clinical trial, which was completed during 2022 and $1.1 million in manufacturing development expenses;
•
for volixibat programs, a decrease of $0.2 million, primarily due to discontinuation of the intrahepatic cholestasis of pregnancy clinical trial; and
•
for other expense, a decrease of $0.4 million, primarily due to other general research and development activities; partially offset by
•
an increase of $1.0 million for personnel related expenses, related to an increase in employee headcount to support our development pipeline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32.9 million for the three months ended June 30, 2023, an increase of $12.0 million compared to the three months ended June 30, 2022. The increase was primarily due to an increase of $5.3 million in personnel and other compensation related expenses, including an increase of $1.5 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for Livmarli and increased requirements of operating as a public company, an increase of $2.9 million in expenses primarily related to legal, public relations and international expansion activities, an increase of $1.8 million in advertising and promotion expenses associated with commercial activities for Livmarli, and an increase of $1.7 million in other general administrative expenses.

Loss from termination of revenue interest purchase agreement

Loss from termination of RIPA was $49.1 million for the three months ended June 30, 2023, compared to zero for the three months ended June 30, 2022. The loss was related to the premium paid to repurchase the revenue interests pursuant to the RIPA.

Interest Income

Interest income was $3.6 million for the three months ended June 30, 2023, an increase of $3.3 million compared to the three months ended June 30, 2022. The increase was primarily due to higher interest earned on our cash equivalents and investment balances largely due to higher money market and treasury yields as well as increased invested balances.

Interest Expense

Interest expense was $3.7 million for the three months ended June 30, 2023, a decrease of $0.1 million compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, interest expense consisted of $2.9 million related to our convertible notes issued during the period and $0.8 million related to the RIPA prior to extinguishment. For the three months ended June 30, 2022, interest expense of $3.9 million was related to the RIPA.

Other Expense, Net

Other expense, net was $0.3 million expense for the three months ended June 30, 2023, compared to other income, net of $1.3 million for the three months ended June 30, 2022. The change was primarily related to the remeasurement of the Indemnification Holdback liability upon issuance of the underlying common stock and reflects an increase in the fair value of our common stock price during the period.

Change in Provision For (Benefit From) Income Taxes

Provision for income taxes was $0.3 million for the three months ended June 30, 2023, compared to benefit from income taxes of $6.6 million for the three months ended June 30, 2022. The change was related to the deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition and corresponding reduction in our valuation allowance against our net deferred tax assets during the three months ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Revenue:
Product sales, net	$61,595	$28,376	$33,219
License revenue	7,500	2,000	5,500
Total revenue	69,095	30,376	38,719
Operating expenses:
Cost of sales	11,791	$4,948	$6,843
Research and development	45,557	49,520	(3,963)
Selling, general and administrative	63,168	40,085	23,083
Total operating expenses	120,516	94,553	25,963
Loss from operations	(51,421)	(64,177)	12,756
Other income (expense):
Interest income	5,899	362	5,537
Interest expense	(7,968)	(7,649)	(319)
Change in fair value of derivative liability	—	232	(232)
Loss from termination of revenue interest purchase agreement	(49,076)	—	(49,076)
Other income (expense), net	(1,085)	1,145	(2,230)
Net loss before provision for (benefit from) for income taxes	(103,651)	(70,087)	(33,564)
Provision for (benefit from) income taxes	517	(6,559)	7,076
Net loss	$(104,168)	$(63,528)	$(40,640)

Product Sales, Net

Product sales, net was $61.6 million for the six months ended June 30, 2023, compared to $28.4 million for the six months ended June 30, 2022. The increase in product sales, net was a result of our continued commercialization of Livmarli in the United States, and, to a lesser extent, in certain countries in Europe and other international sales through partner market supply orders.

License Revenue

License revenue was $7.5 million for the six months ended June 30, 2023 due to the achievement of regulatory milestones by CANbridge and GC Biopharma associated with our license agreements, compared to $2.0 million for the six months ended June 30, 2022 due to the achievement of a regulatory milestone by CANbridge associated with our license agreement.

Cost of Sales

For the six months ended June 30, 2023, cost of sales was $11.8 million, compared to $4.9 million for the six months ended June 30, 2022. The increase in cost of sales was primarily a result of increased royalties payable on net sales of Livmarli under licensing agreements, amortization of acquired intangibles associated with our acquisition of Satiogen and commercial milestone payments, increased commercial product development costs and costs associated with excess and obsolete inventory.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Product-specific costs:
Livmarli	$12,878	$19,219	$(6,341)
Volixibat	9,480	8,991	$489
Non product-specific costs:
Stock-based compensation	5,387	5,001	386
Personnel	13,198	11,725	1,473
Other	4,614	4,584	30

Total research and development expenses	$45,557	$49,520	$(3,963)

Research and development expenses were $45.6 million for the six months ended June 30, 2023, a decrease of $4.0 million compared to the six months ended June 30, 2022. The decrease was primarily due to:

•
for Livmarli programs, a decrease of $6.3 million, primarily due to decreases of $3.4 million in clinical trial expenses primarily for MARCH Phase 3 clinical trial, which was completed during 2022, $1.6 million in manufacturing development expenses, $0.6 million in general development costs and $0.5 million in non-clinical expenses; partially offset by
•
for volixibat programs, an increase of $0.5 million, primarily due to an increase of clinical trial expenses for PSC and PBC; and
•
for personnel related expenses, an increase of $1.5 million, related to an increase in employee headcount to support our development pipeline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $63.2 million for the six months ended June 30, 2023, an increase of $23.1 million compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $12.0 million in personnel and other compensation related expenses, including an increase of $3.3 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for Livmarli and increased requirements of operating as a public company, an increase of $5.2 million in expenses primarily related to legal, public relations, accounting and international expansion activities, an increase of $2.8 million in advertising and promotion associated with commercial activities for Livmarli, and an increase of $2.7 million in other general administrative expenses.

Loss from termination of revenue interest purchase agreement

Loss from termination of RIPA was $49.1 million for the six months ended June 30, 2023, compared to zero for the six months ended June 30, 2022. The loss was related to the premium paid to repurchase the revenue interests pursuant to the RIPA.

Interest Income

Interest income was $5.9 million for the six months ended June 30, 2023, an increase of $5.5 million compared to the six months ended June 30, 2022. The increase was primarily due to higher interest earned on our cash equivalents and investment balances largely due to higher money market and treasury yields as well as an increase in invested balances.

Interest Expense

Interest expense was $8.0 million for the six months ended June 30, 2023, an increase of $0.3 million compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, interest expense consisted of $2.9 million related to our convertible notes issued during the period and $5.1 million related to the RIPA prior to extinguishment. For the six months ended June 30, 2022, interest expense of $7.7 million was related to the RIPA.

Other Expense, Net

Other expense, net was $1.1 million expense for the six months ended June 30, 2023, compared to other income, net of $1.1 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, the expense was primarily related to the remeasurement of the Contingent Milestone liability and the Indemnification Holdback liability prior to issuance of the underlying common stock during the six-month period ended June 30, 2023 and reflects an increase in the fair value of our common stock price during the period. For the six months ended June 30, 2022, the income was primarily related to the remeasurement of the Contingent Milestone liability and the Indemnification Holdback liability as of June 30, 2022 and reflects a decrease in the fair value of our common stock price as of June 30, 2022.

Change in Provision For (Benefit From) Income Taxes

Provision for income taxes was $0.5 million for the six months ended June 30, 2023 compared to benefit from income taxes of $6.6 million for the six months ended June 30, 2022. The change was related to the deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition and corresponding reduction in our valuation allowance against our net deferred tax assets during the six months ended June 30, 2022.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $330.0 million of cash, cash equivalents and investments as of June 30, 2023, compared to cash, cash equivalents, restricted cash equivalents and investments of $251.7 million as of December 31, 2022. Since inception, we have incurred operating losses and negative cash flows from operations. As of June 30, 2023, we had an accumulated deficit of $497.0 million, compared to $392.8 million as of December 31, 2022.

On July 16, 2023, we executed the Purchase Agreement with Travere. Subject to the terms and conditions of the Purchase Agreement, at the Closing of the Asset Purchase, we will purchase from Travere substantially all of the assets of Travere that are primarily related to its business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of the Products for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the Purchase Agreement, of up to $445.0 million in cash, with $210.0 million due at the Closing and up to $235.0 million after the Closing, upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products. Concurrently with the execution and delivery of the Purchase Agreement, certain parties have entered into Subscription Agreements with us, pursuant to which they have agreed, subject to the terms and conditions of the Subscription Agreements, to purchase immediately prior to, but subject to, the consummation of the Asset Purchase, shares of our common stock for an aggregate purchase price of approximately $210.0 million at a price per share equal to $26.25, which we will use to finance the upfront payment at the Closing of the Asset Purchase.

On April 17, 2023, we completed an offering of $316.3 million aggregate principal of the Notes, which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of $305.3 million after deducting the initial purchasers’ discounts and commissions and offering expenses. The terms of the convertible Notes are further described in Note 10 to our unaudited condensed consolidated financial statements. We used a portion of the net proceeds to repurchase the revenue interests from the Purchasers at a call price of $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated with no further payments due to the Purchasers and the $100.0 million of our previously restricted cash equivalents was no longer restricted from use.

In September 2022, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of June 30, 2023, we have not issued any securities pursuant to the automatic shelf registration statement. We may lose well-known seasoned issuer status in the future upon the occurrence of certain events prescribed by the Securities Act or the rules and regulations of the SEC occurring after we file this Quarterly Report if, at the time of those certain events, the worldwide market value of our voting and non-voting common equity held by our non-affiliates does not equal $700.0 million or more, calculated as of a date within 60 days prior to such events. If that were to occur and we were no longer considered a well-known seasoned issuer, we anticipate needing to amend our automatic shelf registration statement on Form S-3 prior to the occurrence of such events in order to sell securities under that Form S-3 on an ongoing basis.

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

In August 2020, the SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the Sales Agreement with SVB Securities pursuant to which we may elect to issue and sell, in an at the market offering, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. During the six months ended June 30, 2023, we issued and sold 658,206 shares of common stock pursuant to the Sales Agreement resulting in aggregate gross proceeds to us of $15.0 million. The net proceeds for the six months ended June 30, 2023, to us after deducting sales commissions to SVB Securities and other issuance expenses were approximately $14.5 million. As of June 30, 2023, we have issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the Sales Agreement, resulting in aggregate gross proceeds to us of $43.7 million. The remaining capacity under the Sales Agreement is approximately $31.3 million as of June 30, 2023.

Based on our current and anticipated level of operations and cash generated from sales of Livmarli, including the expected net proceeds from the Private Placement (with respect to the upfront payment due at the Closing of the Asset Purchase), we believe our existing cash, cash equivalents and investments will be sufficient to fund current operations through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Our cash, cash equivalents and investments include money market funds, government agency securities and commercial paper. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

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

On April 17, 2023, we completed an offering of $316.3 million aggregate principal of the Notes, which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of $305.3 million after deducting the initial purchasers’ discounts and commissions and offering expenses. The Notes are our senior, unsecured obligations and accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. Our first interest payment is due on November 1, 2023. The Notes will mature on May 1, 2029, unless earlier converted, redeemed or repurchased by us. The terms of these Notes are further described in Note 10 to our unaudited condensed consolidated financial statements.

We used a portion of the net proceeds from the Notes to repurchase the revenue interests from the Purchasers at a call price of $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated with no further payments due to the Purchasers.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(36,105)	$(59,841)
Net cash provided by investing activities	77,562	60,471
Net cash provided by financing activities	127,694	23,350
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	74	(52)
Net increase in cash, cash equivalents and restricted cash equivalents	$169,225	$23,928

Net Cash Used in Operating Activities

Net cash used in operating activities was $36.1 million for the six months ended June 30, 2023, reflecting our net loss of $104.2 million partially offset by non-cash adjustments of $74.2 million. Non-cash adjustments consisted primarily of loss from termination of RIPA of $49.1 million, $16.9 million of stock-based compensation, $5.1 million of effective interest expense in connection with the RIPA, $3.0 million of depreciation and amortization of our intangible assets and fixed assets and non-cash lease expense, $0.7 million expense related to the change in fair value of contingent liabilities associated with an acquisition and a $0.7 million charge associated with excess and obsolete inventory, offset by $1.5 million net accretion of discounts on our investments. Additionally, cash used in operating activities reflected changes in net operating assets of $6.1 million, consisting primarily of a $11.3 million increase in accounts receivable related to sales of Livmarli, a $8.0 million increase in accounts payable, accrued expenses and other liabilities resulting primarily from an increase in accounts payable for clinical and sales and marketing expenses, a $0.8 increase in prepaid and other current assets, a $1.8 million increase in inventory, a $0.4 million decrease in operating lease liability and a $0.2 million decrease in other assets.

Net cash used in operating activities was $59.8 million for the six months ended June 30, 2022, reflecting our net loss of $63.5 million partially offset by non-cash adjustments of $14.0 million. Non-cash adjustments consisted primarily of $13.4 million of stock-based compensation, $7.7 million of effective interest expense in connection with the RIPA, $6.6 million related to deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition, $1.3 million gain related to the change in fair value of Indemnification Holdback and Contingent Milestone liabilities, $0.9 million of depreciation and amortization of our fixed assets and operating lease right-of use assets and $0.2 million related to the change in fair value of the derivative liability. Additionally, cash used in operating activities reflected changes in net operating assets of $10.3 million, consisting primarily of a $10.7 million increase in accounts receivable related to sales of Livmarli, a $1.2 million increase in inventory, and a $0.3 million decrease in operating lease liability, partially offset by a $1.5 million decrease in prepaid expenses and other current assets and a $0.8 million decrease in accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $77.6 million for the six months ended June 30, 2023, primarily due to proceeds of $120.0 million from maturities of investments, partially offset by $27.3 million used in purchases of investments and $15.0 million used in the acquisition of intangible assets associated with our license payment related to approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older.

Net cash provided by investing activities was $60.5 million for the six months ended June 30, 2022, due to $75.3 million from maturities of investments offset by purchased investments of $14.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $127.7 million for the six months ended June 30, 2023, due to net proceeds of $305.3 million from the issuance of convertible notes, $14.5 million from the issuance and sale of common stock under the Sales Agreement with SVB Securities, pursuant to which we issued and sold an aggregate of 658,206 shares of common stock at a weighted-average price of $22.79 per share, and proceeds of $3.5 million from employee equity award exercises, partially offset by $195.6 million in revenue interest payments and payments to repurchase the revenue interests under the RIPA.

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

As of June 30, 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2023. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of June 30, 2023 consist of readily available checking, money market funds, and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Although we are seeing, and expect to continue to see, increased interest rates, due to the strategies we employ, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods due to the short-term nature of the instruments in our portfolio and the low risk profile of our investments. For example, a hypothetical change in interest rates of 100 basis points would not have a material impact on the fair market value of our cash equivalents and investments as of June 30, 2023. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

Foreign Currency Rate Risk

Our operations include activities in the U.S., Switzerland and certain other countries in Europe. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Swiss Franc and the Euro, as of June 30, 2023 and December 31, 2022, we had minimal assets and liabilities denominated in foreign currencies and, as a result, changes in foreign currency exchange rates did not have a material impact on our business, financial condition or results of operations for the six months ended June 30, 2023.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Commercialization of Products and Development of our Product Candidates

Livmarli is currently our only FDA and EMA-approved product and the success of our business depends, in part, on our ability to market and sell Livmarli profitably.

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

Coverage and reimbursement for drug products can differ significantly across payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of Livmarli to each third-party payor separately, with no assurance that coverage will be obtained or maintained. Additionally, coverage policies and third-party reimbursement rates may change at any time. For example, rebate payments may increase, or prices be adjusted under value-based purchasing arrangements based on evidence-based measures or outcomes-based measures for a patient or beneficiary based on use of our drug. Thus, even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA, EMA or comparable regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. We believe that the positive results from our single Phase 3 MARCH clinical trial, will be sufficient to support our NDA supplement submitted February 2023 seeking approval for Livmarli for the treatment of cholestatic pruritus associated with PFIC. In addition, in April 2023, we submitted a variation application and data from our MARCH Phase 3 clinical trial for PFIC to the EMA seeking to extend the label for Livmarli to include the treatment of PFIC in patients two months of age or older. However, the FDA or the EMA may require additional Phase 3 trials in order to expand the label or may reject expansion altogether.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only one product approved for commercial sale, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in May 2018. For the six months ended June 30, 2023 and 2022, we reported a net loss of $104.2 million and $63.5 million, respectively. As of June 30, 2023, we had an accumulated deficit of $497.0 million.

We expect to continue to incur net losses for the foreseeable future as we look to acquire products and product candidates, continue our clinical development of, and seek regulatory approvals for, our product candidates and as we continue commercializing Livmarli in the U.S. and in the certain countries in Europe. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. For example, we have generated limited product revenues from Livmarli and Livmarli may not be successfully commercialized. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

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

If the size of the market opportunities in each of our target indications or for any assets or product candidates that we may acquire, is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of Livmarli on treatments for rare pediatric cholestatic liver diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting with Livmarli, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare pediatric cholestatic liver diseases. We are focusing our clinical development of volixibat as a treatment for PSC and PBC, diseases with relatively small patient populations. In addition, our estimates of the patient populations for our target indications, including ALGS, have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In the U.S., Livmarli’s FDA-approved indication is for the treatment of cholestatic pruritus in patients with ALGS three months of age and older, and in the EU, Livmarli’s EMA-approved indication is for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. The actual number of ALGS patients three months of age and older in the U.S. or two months of age and older in the EU with active cholestatic pruritus is difficult to estimate and may turn out to be lower than expected. Further, even if we obtain significant market share for our product candidates, if approved, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. Lastly, the potentially addressable patient population for PFIC and ALGS, or any of our potential indications, may even be further reduced as gene therapy products become more widely accepted and approved.

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

There have also been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act (“Affordable Care Act”) was enacted in the U.S. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a Medicare Part D coverage gap discount program; established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

Further, the IRA will, among other things, (i) allow HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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
•
the potential for so-called parallel importing, which is what happens when a local seller, either with government approval or faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
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

Outside of surgery and Livmarli, there are no other approved therapies for use in patients three months of age and older with ALGS in the U.S. Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors are used off label to treat ALGS patients suffering from cholestatic pruritus. Despite the lack of FDA approval for such indication, these older, generic agents are perceived as the standard of care for treating ALGS patients suffering from cholestatic pruritus.

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Ipsen have IBATis in clinical development for cholestatic liver diseases. We are aware that Ipsen has received approval for odevixibat for the treatment of pruritus in patients with PFIC, and pruritus in patients with ALGS 12 months and older, in the U.S. and for the treatment of PFIC in Europe. Ipsen has been granted orphan designation for PFIC in Europe and if

Livmarli is deemed similar, it could prevent the approval of Livmarli in PFIC or result in the loss of orphan designation for Livmarli for PFIC in Europe. Ipsen is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. We are aware that Ipsen has submitted a variation application to the EMA seeking approval for odevixibat for use in patients with ALGS. We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its IBATi in PBC patients and is conducting a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor and IPN60250, NGM Biopharmaceuticals Inc.’s NGM282, Escient Pharmaceuticals’s EP547, Chemomab Therapeutics Ltd.’s CM-101, and Pliant Therapeutics’ PLN-74809. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Cymabay’s seladelpar, Ipsen’s elafibranor, Zydus Therapeutics Inc.’s saroglitazar magnesium, Escient Pharmaceuticals Inc.’s EP547, NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104 and Umecrine Cognition’s golexanolone.

Even though we have obtained orphan drug designation for Livmarli in PFIC, ALGS and BA, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products, grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC, ALGS and BA in the U.S. We also received orphan drug designation for Livmarli for PFIC, ALGS and BA in the EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug (or, in the case of the EMA, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. Specifically, Ipsen has been granted orphan designation for PFIC in the EU and if Livmarli is deemed similar, it could prevent the approval of, or result in the loss of orphan designation for, Livmarli for PFIC in the EU. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC, ALGS and BA, if we receive approval for Livmarli for a modified or different indication, our current orphan designations may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process in the U.S. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

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

We may not complete the Asset Purchase within the time frame we anticipated or at all.

The completion of the Asset Purchase is subject to a number of conditions, including (i) obtaining certain material consents, (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law, order or legal proceeding prohibiting the Asset Purchase, (iv) the accuracy of representations and warranties set forth in the Purchase Agreement (subject to customary materiality qualifiers) and material compliance with covenants set forth in the Purchase Agreement and (v) the execution and delivery of certain related ancillary documents. The failure to satisfy all of the required conditions could delay the completion of the Asset Purchase for a significant period of time or prevent it from occurring at all. A delay in completing the Asset Purchase could cause us to realize some or all of the benefits later than we otherwise would expect to realize them if the Asset Purchase were successfully completed within the anticipated timeframe, and could result in additional transaction costs or in other negative effects associated with uncertainty about the completion of the Asset Purchase.

We may fail to realize all of the anticipated benefits of the Asset Purchase or those benefits may take longer to realize than expected.

We believe that there are significant benefits that may be realized from the product candidates acquired from Travere. The full benefits of the transactions contemplated by the Purchase Agreement, including the anticipated financial contribution of newly acquired assets, may not be realized as expected, may be diminished due to competition or may not be achieved within the anticipated time frame, or at all. For example, the Phase 3 RESTORE study may not reach its primary endpoint or may not support an approval. Failure to achieve the anticipated benefits of the Asset Purchase could adversely affect our results of operations or cash flows, divert needed resources away from our current products, decrease or delay any accretive effect of the Asset Purchase and negatively impact the price of our common stock.

In addition, we will be required to devote significant attention and resources prior to closing to prepare for the post-closing integration of the acquired assets. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the acquisition. In addition, even if the Asset Purchase is completed, we may not be able to integrate the acquired assets successfully. If we fail to successfully integrate the acquired assets, our results of operations could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business.

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

As of June 30, 2023, we had 213 full time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our business is subject to complex and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations relating to privacy and data protection. Our actual or perceived failure to comply with such obligations could result in regulatory investigations or actions, litigations (including class claims), fines and penalties, disruptions of and changes to our business practices, monetary penalties, reputational harm, loss of revenue or profits, and other adverse business consequences.

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

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g. wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the Telephone Consumer Protection Act (“TCPA”) imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Class action suits are the most common method for private enforcement.

At the state level, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents, including consumers, business representatives and employees, certain rights related to their personal data. The CCPA provides for administrative fines for violations (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. The CCPA has expanded substantially as a result of the California Privacy Rights Act of 2020 (“CPRA”), which took effect January 1, 2023. The CPRA established a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have also enacted data privacy laws, several of which take effect in 2023 including Virginia, Utah,

Colorado, and Connecticut. While these states, like the CCPA, also exempt some data in the context of clinical trials, these developments further complicate compliance efforts and increase legal risks and compliance costs for us and our third party partners. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Privacy advocates and industry groups have also proposed, and may propose, standards with which we are legally or contractually bound to comply.

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

For example, the GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, mandatory data breach notifications in certain circumstances, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of personal data. In addition, the definition of “personal data” under the GDPR is broad and captures “pseudonymized” or key-coded data that is commonly processed in a clinical trial-related context.

We are subject to the GDPR regimes because of our data processing activities that involve the personal data of individuals residing in the European Economic Area (“EEA”) and/or UK, such as in connection with our clinical trials in Europe, and early access program in multiple EU countries, and because of any potential processing of personal data carried out in the context of the activities of our relevant European subsidiaries. In addition, we maintain an office in Switzerland, which subjects us to privacy and data protection laws and regulations similar to the GDPR. Furthermore, the EU GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data”, including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offences or convictions. Under the EU GDPR, companies that do not comply may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR or 17.5 million pounds sterling under the UK GDPR, or in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe (including from our European subsidiaries) and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and/or cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard data protection clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including limitations of our ability to conduct clinical trial activities in Europe and/or elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer personal data and work with partners, vendors and other third parties, and/or injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants and activist groups.

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

Our, or the third parties’ upon which we rely, actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in adverse consequences, including regulatory fines and bans on processing personal information, government enforcement actions (e.g. investigations, fines, penalties, audits, inspections, and similar), litigation (including class action claims), mass arbitration demands, and other liabilities, claims for damages by affected individuals, orders to destroy or not use personal information, imprisonment of company officials, additional reporting requirements and/or oversight, interruptions or stoppages in our business operations (including, as relevant, clinical trials), and damage to our reputation, . Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and growth prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold $316.3 million aggregate principal amount of indebtedness under the Notes. Further, in July 2023, in connection with and subject to the consummation of, the Asset Purchase, we entered into the Subscription Agreements, pursuant to which we expect to issue approximately 8 million shares of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, if we elect to settle our conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

As of June 30, 2023, we had $316.3 million aggregate principal amount of indebtedness under the Notes.

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

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. In accordance with ASU 2020-06, we expect that the Notes we are offering will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income.

In addition, the shares underlying the Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

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

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the U.S. or in many jurisdictions outside of the U.S. Changes in either the patent laws or interpretations of patent laws in the U.S. and other jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

We cannot be certain that the claims in our issued patents and pending patent applications covering Livmarli or our product candidates will be considered patentable by the USPTO, courts in the U.S., or by patent offices and courts in foreign jurisdictions. Furthermore, the laws of some foreign jurisdictions do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property.

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

Patents are of national or regional effect. Filing, prosecuting and defending patents on Livmarli and our product candidates in all jurisdictions throughout the world would be prohibitively expensive. In addition, the laws of some foreign jurisdictions do not protect intellectual property rights in the same manner and to the same extent as laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all jurisdictions outside the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the U.S. These products may compete with Livmarli and any then-approved product and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import Livmarli, our product candidates and future approved products or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are marketing Livmarli and developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Livmarli and our product candidates. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other jurisdictions have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

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

Third parties including competitors may infringe, misappropriate or otherwise violate our patents, patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use, we may need to or choose to file infringement claims, which can be expensive and time-consuming. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in jurisdictions where the laws may not protect those rights as fully as in the U.S. Further, because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2023 to August 2, 2023 has ranged from a low of $19.19 to a high of $30.09. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Shelf Registration, Sales Agreement, Subscription Agreements and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the Shelf Registration. For example, in August 2020, we entered into the Sales Agreement with SVB Securities, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through SVB Securities acting as the sales agent and/or principal. The remaining capacity under the Sales Agreement is approximately $31.3 million as of June 30, 2023. Further, in July 2023, in connection with and subject to the consummation of, the Asset Purchase, we entered into the Subscription Agreements, pursuant to which we expect to issue approximately 8 million shares of our common stock. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

In addition, certain provisions in the Notes and the related Indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under our indenture, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change under our indenture, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

The sensitive information processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties on which we depend to operate our business, may be vulnerable to cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of threats, including but not limited to errors or malfeasance by our personnel or the personnel of the third parties, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks (such as credential stuffing), social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing), ransomware, supply-chain attacks, server malfunctions, software or hardware failure, loss of data or other information technology assets, adware, telecommunications failures and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work remains common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services.

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

As of June 30, 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2023. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period. We have taken advantage of this new legislation, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. As of June 30, 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we will be a large accelerated filer and will therefore cease to be an emerging growth company effective December 31, 2023. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company and expect to incur additional legal and financial compliance costs as a result. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

2.1+

Asset Purchase Agreement, dated July 16, 2023, by and between Mirum Pharmaceuticals, Inc. and Travere Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2023).

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

10.1*	Form of Subscription Agreement

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 17, 2023).

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

* Filed herewith.

+ Certain confidential information contained in this Exhibit, marked in brackets, has been omitted, because it is both not material and of the type of information that the registrant treats as private or confidential.

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

Mirum Pharmaceuticals, Inc.

Date: August 7, 2023	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive and Financial Officer)