Form 10-Q
period 2023-09-30
Mirum Pharmaceuticals, Inc.
filed 2023-11-02
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of October 27, 2023 was 46,614,274.

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

•
The success of our business depends, in part, on our ability to market and sell our approved medicines profitably.
•
If we are unable to adequately grow, maintain and scale our marketing and sales capabilities or enter into or maintain rights pursuant to agreements with third parties to market and sell our approved medicines, we may not be able to generate sufficient revenues to be viable.
•
Our approved medicines or any one of our product candidates, if approved, may fail to achieve the market acceptance among physicians, patients and others in the medical community necessary for commercial success.
•
We rely completely on third parties to manufacture and distribute our clinical and commercial drug supplies, including certain sole-source suppliers and manufacturers. These third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug substance, drug product, or labeled finished product in a timely fashion, or fail to do so at acceptable quality levels or prices.
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
•
Our product candidates are subject to extensive regulation and compliance, which is costly, and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
•
We face significant competition from other biotechnology and pharmaceutical companies with products that may directly or indirectly compete with ours, and our operating results will suffer if we fail to compete effectively.
•
We may fail to realize all of the anticipated benefits of the Bile Acid Portfolio Acquisition (defined below) or those benefits may take longer to realize than expected.
•
We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
•
We may need substantial additional financing to continue our commercialization efforts for our approved medicines, develop our product candidates and implement our operating plans. If we fail to obtain additional financing when needed, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
We do not currently have patent protection or regulatory exclusivity for certain of our approved medicines or may rely solely upon regulatory exclusivity. If we are unable to obtain and maintain sufficient intellectual property protection for our approved medicines and our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our approved medicines and our other product candidates, if approved, may be adversely affected.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$303,059	$28,003
Short-term investments	2,971	123,716
Accounts receivable	47,834	23,994
Inventory	22,250	5,565
Prepaid expenses and other current assets	12,465	8,947
Total current assets	388,579	190,225
Restricted cash equivalents	—	100,000
Property and equipment, net	787	914
Operating lease right-of-use assets	1,428	1,431
Intangible assets, net	258,338	58,954
Other assets	1,510	1,382
Total assets	$650,642	$352,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,369	$8,690
Accrued expenses	66,213	54,018
Operating lease liabilities	1,082	931
Derivative liability	—	1,090
Total current liabilities	74,664	64,729
Revenue interest liability, net	—	140,351
Operating lease liabilities, noncurrent	868	1,257
Convertible notes payable, net	306,022	—
Other liabilities	7	4,532
Total liabilities	381,561	210,869
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 46,595,745 and 36,956,345 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	791,114	535,074
Accumulated deficit	(520,580)	(392,824)
Accumulated other comprehensive loss	(1,458)	(217)
Total stockholders’ equity	269,081	142,037
Total liabilities and stockholders’ equity	$650,642	$352,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product sales, net	$47,725	$18,780	$109,320	$47,156
License revenue	—	—	7,500	2,000
Total revenue	47,725	18,780	116,820	49,156
Operating expenses:
Cost of sales	10,228	2,932	22,019	7,880
Research and development	26,117	26,217	71,674	75,737
Selling, general and administrative	36,528	22,513	99,696	62,598
Total operating expenses	72,873	51,662	193,389	146,215
Loss from operations	(25,148)	(32,882)	(76,569)	(97,059)
Other income (expense):
Interest income	4,061	1,352	9,960	1,714
Interest expense	(3,574)	(3,971)	(11,542)	(11,620)
Change in fair value of derivative liability	—	—	—	232
Loss from termination of revenue interest purchase agreement	—	—	(49,076)	—
Other income (expense), net	1,322	(192)	237	953
Net loss before provision for (benefit from) income taxes	(23,339)	(35,693)	(126,990)	(105,780)
Provision for (benefit from) income taxes	249	13	766	(6,546)
Net loss	$(23,588)	$(35,706)	$(127,756)	$(99,234)
Net loss per share, basic and diluted	$(0.57)	$(1.02)	$(3.28)	$(3.03)
Weighted-average shares of common stock outstanding, basic	41,098,920	34,927,790	38,973,060	32,809,365
Weighted-average shares of common stock outstanding, diluted	41,098,920	34,927,790	38,973,060	32,825,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(23,588)	$(35,706)	$(127,756)	$(99,234)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	11	(191)	230	(305)
Cumulative translation adjustments	(1,545)	(20)	(1,471)	(73)
Comprehensive loss	$(25,122)	$(35,917)	$(128,997)	$(99,612)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2022	36,956,345	$4	$535,074	$(392,824)	$(217)	$142,037
Issuance of common stock in connection with equity award plans	197,703	—	1,390	—	—	1,390
Issuance of common stock in at-the-market offerings, net of issuance costs of $518	658,206	—	14,480	—	—	14,480
Issuance of common stock in connection with achievement of Contingent Milestone	199,993	—	4,292	—	—	4,292
Stock-based compensation	—	—	8,728	—	—	8,728
Net loss	—	—	—	(30,130)	—	(30,130)
Other comprehensive income	—	—	—	—	353	353
Balance as of March 31, 2023	38,012,247	4	563,964	(422,954)	136	141,150
Issuance of common stock in connection with equity award plans	101,699	—	803	—	—	803
Issuance of common stock in connection with employee stock purchase plan	76,481	—	1,294	—	—	1,294
Issuance of common stock in connection with settlement of Indemnification Holdback liability	31,631	—	896	—	—	896
Stock-based compensation	—	—	8,565	—	—	8,565
Net loss	—	—	—	(74,038)	—	(74,038)
Other comprehensive loss	—	—	—	—	(60)	(60)
Balance as of June 30, 2023	38,222,058	4	575,522	(496,992)	76	78,610
Issuance of common stock in private placement, net of issuance costs of $7,761	8,000,000	1	202,238	—	—	202,239
Issuance of common stock in connection with equity award plans	373,687	—	4,766	—	—	4,766
Stock-based compensation	—	—	8,588	—	—	8,588
Net loss	—	—	—	(23,588)	—	(23,588)
Other comprehensive loss	—	—	—	—	(1,534)	(1,534)
Balance as of September 30, 2023	46,595,745	$5	$791,114	$(520,580)	$(1,458)	$269,081

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	30,582,596	$3	$377,403	$(257,159)	$(35)	$120,212
Issuance of common stock in connection with equity award plans	100,951	—	1,477	—	—	1,477
Issuance of common stock in at-the-market offerings, net of issuance costs of $601	995,897	—	17,384	—	—	17,384
Restricted common stock vested in the period	33,398	—	—	—	—	—
Stock-based compensation	—	—	6,561	—	—	6,561
Net loss	—	—	—	(36,606)	—	(36,606)
Other comprehensive loss	—	—	—	—	(96)	(96)
Balance as of March 31, 2022	31,712,842	3	402,825	(293,765)	(131)	108,932
Issuance of common stock in connection with asset acquisition	609,305	—	15,585	—	—	15,585
Issuance of common stock in connection with equity award plans	92,593	—	1,408	—	—	1,408
Issuance of common stock in at-the-market offerings, net of issuance costs of $184	165,018	—	3,905	—	—	3,905
Restricted common stock vested in the period	33,398	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	76,099	—	1,032	—	—	1,032
Stock-based compensation	—	—	6,818	—	—	6,818
Net loss	—	—	—	(26,922)	—	(26,922)
Other comprehensive loss	—	—	—	—	(71)	(71)
Balance as of June 30, 2022	32,689,255	3	431,573	(320,687)	(202)	110,687
Issuance of common stock in connection with equity award plans	91,101	—	1,378	—	—	1,378
Issuance of common stock in at-the-market offerings, net of issuance costs of $5,922	4,000,000	1	86,077	—	—	86,078
Restricted common stock vested in the period	33,398	—	—	—	—	—
Stock-based compensation	—	—	7,071	—	—	7,071
Net loss	—	—	—	(35,706)	—	(35,706)
Other comprehensive loss	—	—	—	—	(211)	(211)
Balance as of September 30, 2022	36,813,754	$4	$526,099	$(356,393)	$(413)	$169,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(127,756)	$(99,234)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	25,303	20,111
Depreciation and amortization	5,335	2,037
Non-cash lease expense	476	315
Net accretion of discounts on investments	(1,696)	(686)
Non-cash interest expense related to the revenue interest liability	5,060	11,620
Amortization of debt discount and offering costs	718	—
Change in fair value of derivative liability	—	(232)
Change in fair value of contingent liabilities associated with an acquisition	671	(1,125)
Inventory reserves	1,491	—
Loss from termination of revenue interest purchase agreement	49,076	—
Unrealized foreign exchange gain	(1,230)	—
Deferred income taxes associated with an acquisition	—	(6,580)
Change in operating assets and liabilities:
Accounts receivable	(23,840)	(13,070)
Prepaid and other current assets	(3,447)	(1,658)
Inventory	(2,206)	(4,046)
Other assets	180	(434)
Accounts payable, accrued expenses and other liabilities	18,250	7,644
Operating lease liabilities	(711)	(528)
Net cash used in operating activities	(54,326)	(85,866)
Investing activities
Purchase of investments	(27,329)	(132,322)
Proceeds from maturities of investments	150,000	113,300
Purchase of property and equipment	(109)	(36)
Cash paid for acquisition	(212,762)	—
Payments made for additions to intangible assets	(15,000)	—
Net cash used in investing activities	(105,200)	(19,058)
Financing activities
Proceeds from issuance of common stock in private placement, net of issuance costs	202,363	—
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	14,480	21,289
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	86,358
Proceeds from the issuance of convertible notes, net	305,304	—
Proceeds from issuance of common stock pursuant to equity plans	8,253	5,295
Payments on revenue interest liability	(195,577)	(3,526)
Net cash provided by financing activities	334,823	109,416
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(241)	(73)
Net increase in cash, cash equivalents and restricted cash equivalents	175,056	4,419
Cash, cash equivalents and restricted cash equivalents at beginning of period	128,003	131,340
Cash, cash equivalents and restricted cash equivalents at end of period	$303,059	$135,759

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$824	$661
Non-cash operating, investing and financing activities:
Commercial milestone included in accrued liabilities	$5,000	$—
Private placement issuance costs included in accounts payable and accrued liabilities	$124	$—
Inventory purchases included in accrued liabilities	$2,492	$1,045
Right-of-use assets obtained in exchange for lease liability	$473	$—
Stock-based compensation capitalized to inventory	$578	$339
Reclassification of Contingent Milestone liability to equity in connection with issuance of common stock upon achievement of Contingent Milestone	$4,292	$—
Issuance of common stock in connection with settlement of Indemnification Holdback liability	$896	$—
Transaction costs from public offering included in accrued liabilities	$—	$281
Issuance of common stock in exchange for acquired intangible assets	$—	$15,585
Indemnification Holdback liability in exchange for acquired intangible assets	$—	$831
Contingent milestone liability for common stock issuance for acquired intangible assets	$—	$4,600
Deferred tax liability incurred from acquired intangible	$—	$6,580

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

The Company has three approved medicines: LIVMARLI® (maralixibat) oral solution (“Livmarli”), Cholbam® (cholic acid) capsules, and Chenodal® (chenodiol) tablets. Livmarli is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) three months of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months of age and older in Europe.

On July 16, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Travere Therapeutics, Inc., a Delaware corporation (“Travere”), pursuant to which, upon the closing in August 2023, the Company acquired Travere’s bile acid product portfolio, including Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Bile Acid Medicines”), two therapies addressing rare diseases in high-need settings (such acquisition, the “Bile Acid Portfolio Acquisition”) (Note 7). Cholbam is FDA-approved for the treatment of bile acid synthesis disorders due to single enzyme deficiencies and adjunctive treatment of peroxisomal disorders in patients who show signs or symptoms or liver disease. Chenodal is approved for the treatment of radiolucent stones in the gallbladder and has received medical necessity recognition by the FDA for the treatment of cerebrotendinous xanthomatosis (“CTX”).

The Company’s development pipeline consists of the clinical-stage product candidate volixibat and life-cycle extension opportunities for Livmarli. The Company commenced significant operations in November 2018.

The Company views its operations and manages its business as one operating segment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally.

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of September 30, 2023, the Company had an accumulated deficit of $520.6 million and cash, cash equivalents and investments of $306.0 million. The Company believes that its cash, cash equivalents and investments of $306.0 million as of September 30, 2023, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.

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

In August 2023, the Company completed the Bile Acid Portfolio Acquisition contemplated by the Purchase Agreement and acquired substantially all of the assets of Travere that are primarily related to the development, manufacture and commercialization of the Bile Acid Medicines. Under the terms of the Purchase Agreement, the Company paid an upfront purchase price of $210.4 million in cash to Travere and may pay additional amounts of up to $235.0 million upon the achievement of certain milestones based on specified amounts of net annual sales of the Bile Acid Medicines. In connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, the Company completed the private placement of 8,000,000 shares of the Company's common stock at a price per share of $26.25, resulting in net proceeds of approximately $202.2 million.

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

The Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, bank failures, higher interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, unless indicated below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Cash and cash equivalents	$303,059	$28,003
Restricted cash equivalents	—	100,000
Total cash, cash equivalents, and restricted cash equivalents	$303,059	$128,003

Investments

The Company classifies all investments in securities as available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date, are classified as a current asset.

Investments are recorded at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized, with the exception of any declines in fair value below the cost basis that are a result of a credit loss, which, if any, are reported in other income (expense), net in the current period through an allowance for credit losses. Each reporting period, the

Company evaluates whether declines in fair values of its available-for-sale securities below their cost basis are a result of credit loss or other factors and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, the creditworthiness of the security issuers, as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are also included in Other income (expense). To date, the Company has not identified any declines in fair value of its investments related to credit loss.

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

The Company relies on a single distributor and a specialty pharmacy for all of the Company’s sales of its approved medicines in the United States as well as a single distributor for sales of Livmarli outside the United States.

The Company sources materials and services through several vendors. Certain materials are sourced from a single vendor. The loss of certain vendors could result in a temporary disruption of the Company’s commercialization efforts.

As of September 30, 2023, the Company did not have any customers that individually accounted for more than 10% of accounts receivable. As of December 31, 2022, the Company had one customer that accounted for approximately 23% of accounts receivable. For the three and nine months ended September 30, 2023 and 2022, the Company did not have revenue attributable to any one customer in excess of 10% of sales.

Accounts Receivable

The Company has accounts receivable amounts due from product sales. The Company also has accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of September 30, 2023. There was no bad debt expense for the three and nine months ended September 30, 2023 and 2022.

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

The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Developed technology	$226,620	$(5,487)	$221,133	11.9
Commercial milestones	39,000	(2,765)	36,235	16.4
Assembled workforce	970	—	970	2.9
Total intangible assets	$266,590	$(8,252)	$258,338	11.7

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$34,000	$(1,333)	$32,667	17.1
Developed technology	28,107	(1,820)	26,287	8.4
Total intangible assets	$62,107	$(3,153)	$58,954	11.9

Amortization expense was $2.6 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, and $1.0 million and $1.8 million for the three and nine months ended September 30, 2022, respectively. Amortization expense was included in cost of sales in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of September 30, 2023 (in thousands):

Amount
2023 (remaining three months)	5,413
2024	21,545
2025	21,545
2026	21,436
2027	21,221
Thereafter	167,178
$258,338

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

Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for discounts, government rebates, co-pay assistance, returns and other allowances that are offered within contracts with a customer relating to the sale of the Company's approved medicines. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Overall, these estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are reviewed and updated quarterly as additional information becomes known. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. Significant categories of sales discounts and allowances are as follows:

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

Other Incentives: Other incentives include a branded co-pay assistance program for eligible patients with commercial insurance in the United States. The branded co-pay assistance program assists commercially insured patients who have coverage for the Company's approved medicines and is intended to reduce each participating patient’s portion of the financial responsibility of the purchase price up to a specified dollar amount of assistance. The calculation of the accrual for co-pay assistance is based upon an identification of claims and the cost per claims associated with product that has been recognized as revenue. The Company records amounts paid under the brand specific co-pay assistance program for each patient as a reduction of revenue from product sales. To date, actual other incentives have not differed materially from the Company’s estimates.

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

The following table disaggregates total Product sales, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales, net:
Livmarli	$38,708	$18,780	$100,303	$47,156
Bile Acid Medicines	9,017	—	9,017	—
Total product sales, net	47,725	18,780	109,320	47,156
License revenue	—	—	7,500	2,000
Total revenues	$47,725	$18,780	$116,820	$49,156

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, contingently issuable employee stock purchase plan shares and common stock issuable upon conversion of convertible notes because their effect would be anti-dilutive due to the Company’s net loss. Basic and diluted net loss per share were the same for the three and nine months ended September 30, 2023.

The following table sets for the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 (in thousands, except share and per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Numerator:
Net loss, basic	$(35,706)	$(99,234)
Less: Change in fair value of Holdback Indemnification liability	—	149
Net loss, diluted	$(35,706)	$(99,383)

Denominator:
Weighted-average shares of common stock outstanding, basic	34,927,790	32,809,365
Effect of dilutive securities:
Weighted-average Holdback Indemnification shares issuable	—	15,949
Weighted-average shares of common stock outstanding, diluted	34,927,790	32,825,314

Net loss per share, basic	$(1.02)	$(3.03)
Net loss per share, diluted	$(1.02)	$(3.03)

The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,	As of September 30,
	2023	2022
Options to purchase common stock and restricted stock units	10,814,495	8,910,376
Common stock issuable upon conversion of convertible notes	9,964,247	—
Employee stock purchase plan contingently issuable	49,868	46,760
Common stock subject to repurchase	—	22,270
Shares issuable as contingent consideration in connection with asset acquisition	—	199,993
Total	20,828,610	9,179,399

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

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$297,316	$—	$—	297,316
Commercial paper	—	2,971	—	2,971
Total financial assets	$297,316	$2,971	$—	$300,287

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$124,227	$—	$—	$124,227
U.S. treasury bills	4,975	—	—	4,975
Commercial paper	—	74,386	—	74,386
U.S. government bonds	—	44,354	—	44,354
Total financial assets	$129,202	$118,740	$—	$247,942
Financial liabilities:
Contingent milestone liability	$3,900	$—	$—	$3,900
Derivative liability	—	—	1,090	1,090
Indemnification holdback	—	—	617	617
Total financial liabilities	$3,900	$—	$1,707	$5,607

The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 approximate their related fair values due to the short-term maturities of these instruments.

Money market funds and U.S. treasury bills are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. government bonds and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date.

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

Derivative Liability

The debt pursuant to the RIPA (refer to Note 6 “Revenue Interest Purchase Agreement” for further information) contained an embedded derivative requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at December 31, 2022. The estimated probability and timing of underlying events triggering the exercisability of the put option contained within the RIPA, forecasted cash flows and the discount rate were significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of December 31, 2022, the discount rate used for valuation of the derivative liability was 15.7%. In 2023, there was no change in the fair value of the derivative liability prior to its extinguishment in connection with the termination of the RIPA in April 2023.

Indemnification Holdback

In May 2022, in connection with the acquisition of Satiogen (refer to Note 7 “Asset Acquisitions” for further information), the Company recorded at fair value liabilities related to the Company’s common stock issuable upon satisfaction of certain purchase price adjustments and indemnification obligations that may arise during the 12-month period following the asset acquisition date (“Indemnification Holdback”). The fair value of the Indemnification Holdback was classified within Level 3 of the fair value hierarchy and was estimated based upon the value of the Company’s common stock price. The fair value of the Indemnification Holdback was additionally determined based on management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date. The fair value of the Indemnification Holdback was initially measured on May 20, 2022, the date on which the Company completed the acquisition of Satiogen. The Company assessed the fair value of the Indemnification Holdback each reporting period until resolution of the related contingency and changes in fair value were recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations. In June 2023, the contingencies related to the Indemnification Holdback were resolved and the Company issued 31,631 shares of common stock.

The following table provides a summary of the changes in the estimated fair value of the Indemnification Holdback liability (in thousands):

Indemnification Holdback Liability
Balance at December 31, 2022	$617
Change in fair value	279
Settlement of Indemnification Holdback liability	(896)
Balance at September 30, 2023	$—

The Indemnification Holdback is included in other liabilities on the accompanying unaudited condensed consolidated balance sheets as of December 31, 2022. There was no outstanding balance related to the Indemnification Holdback liability as of September 30, 2023.

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$297,316	$—	$—	$297,316
Commercial paper	2,971	—	—	2,971
Total cash equivalents and investments	$300,287	$—	$—	$300,287
Classified as:
Cash equivalents				$297,316
Short-term investments				2,971
Total cash equivalents and investments				$300,287

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$124,227	$—	$—	$124,227
U.S. treasury bills	4,980	—	(5)	4,975
Commercial paper	74,386	—	—	74,386
U.S. government bonds	44,579	—	(225)	44,354
Total cash equivalents and investments	$248,172	$—	$(230)	$247,942
Classified as:
Cash equivalents				$24,226
Cash equivalents - restricted				100,000
Short-term investments				123,716
Total cash equivalents, restricted cash equivalents and investments				$247,942

As of September 30, 2023, the remaining contractual maturities of available-for-sale debt securities were less than 12 months. During the three and nine months ended September 30, 2023 and 2022, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any material unrealized gains or losses on these securities.

5. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$444	$—
Work in progress	10,529	5,351
Finished goods	11,277	214
Total inventory	$22,250	$5,565

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued compensation and related benefits	$13,610	$14,660
Accrued sales deductions	14,557	4,284
Accrued clinical trials	6,351	8,319
Accrued professional service fees	9,502	5,372
Accrued contract manufacturing and non-clinical costs	7,004	3,927
Accrued royalties payable	4,426	2,456
Accrued interest	5,763	—
Accrued milestone payments	5,000	15,000
Total accrued expenses	$66,213	$54,018

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

The Company imputed interest expense associated with the revenue interest liability using the effective interest rate method. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability was variable during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluated the interest rate quarterly based on each period's product sales, net forecasts utilizing the prospective method. The Company recorded interest expense related to this arrangement of $5.1 million for the nine months ended September 30, 2023, and $4.0 million and $11.6 million for the three and nine months ended September 30, 2022, respectively. No interest expense related to this arrangement was recorded for the three months ended September 30, 2023.

The Company incurred $0.9 million of issuance costs in connection with the RIPA, which were amortized to interest expense over the estimated term of the debt.

Revenue Interest Payments made as a result of the Company’s product sales, net reduce the revenue interest liability. During the nine months ended September 30, 2023, the Company made payments of $2.9 million in connection with the RIPA.

In April 2023, the Company exercised the Call Option and repurchased all future Revenue Interests. In connection with such repurchase, the Company made a payment of $192.7 million, or 175% of the Cumulative Purchaser Payments (minus all payments that were made to the Purchasers in connection with the Revenue Interests). As a result, the RIPA terminated in accordance with its terms.

The following table summarizes the revenue interest liability activity and the related derivative liability activity prior to settlement (in thousands):

	Revenue Interest Liability	Derivative Liability
Balance at December 31, 2022	$140,351	$1,090
Interest expense recognized	5,060	—
Revenue interest payments	(2,883)	—
Revenue interest liability settlement	(192,694)	—
Loss (gain) from termination of revenue interest purchase agreement	50,166	(1,090)
Balance at September 30, 2023	$—	$—

The net loss from termination of RIPA of $49.1 million, comprised of the $50.2 million loss related to the settlement of the revenue interest liability and the $1.1 million gain on the derecognition of the related derivative liability, was recorded in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2023, there was no outstanding balance related to the revenue interest liability and the derivative liability.

7. Asset Acquisitions

Asset Purchase Agreement with Travere Therapeutics, Inc.

On August 31, 2023, the Company completed the Bile Acid Portfolio Acquisition.

In accordance with the terms and conditions of the Purchase Agreement, the Company purchased from Travere substantially all of the assets related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of the Bile Acid Medicines. The Company paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines.

The Company and Travere concurrently entered into a transitional services agreement pursuant to which Travere is obligated to perform certain services for a period of time, not anticipated to last beyond 12 months post-close, with respect to the Company’s use and operation of the assets purchased.

The Company accounted for the transaction as an asset acquisition as substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, namely, the developed technology related to the Bile Acid Medicines. The developed technology asset consists of certain processes and at-market contracts related to the manufacture and commercialization of the Bile Acid Medicines, regulatory approvals, and other assets, and are considered a single asset as they are interdependently linked. The Company estimated the fair value of the developed technology asset using the discounted cash flow method. This approach incorporates significant estimates and assumptions related to the forecasted results including, but not limited to, estimates and assumptions regarding revenues, expenses, and discount rates to estimate future cash flows. The Company determined that the developed technology asset acquired was commercially viable and the cost of the acquisition was recorded as an intangible asset in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2023. The acquired assets are amortizable for tax purposes.

The Company is obligated to pay tiered royalties, based on licensing agreements acquired with the Bile Acid Medicines, with rates ranging from high single digit to mid-teens based on net sales of the Bile Acid Medicines.

The following represents the consideration paid and allocation of the purchase price for the acquisition of the Bile Acid Medicines (in thousands):

Cash consideration	$210,378
Transaction costs	2,384
Total purchase consideration	212,762
Assets acquired:
Inventory	12,900
Intangible assets - developed technology	198,513
Intangible assets - assembled workforce	970
Other current and noncurrent assets	379
Total assets acquired	$212,762

The Company amortizes the acquired intangible assets straight-line over their estimated useful lives (Note 2).

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

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. In January 2023, the Company paid the accrued regulatory milestone of $15.0 million associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. As of September 30, 2023, the Company accrued $5.0 million for a commercial milestone associated with product sales. There were no development or regulatory milestones achieved for Livmarli or volixibat during the nine months ended September 30, 2023 and 2022.

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

There was no gain or loss recognized from settlement of the preexisting contractual relationship with Satiogen as the pre-existing contract was determined to be at fair value on the date of acquisition. Through the date of settlement in June 2023, there were no significant expenses incurred that were approved for settlement against the Indemnification Holdback.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of September 30, 2023, no milestones had been accrued as there were no potential milestones considered probable.

8. Collaboration and License Agreements

License and Collaboration Agreement with CANbridge

In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license in May 2021, was recorded as license revenue. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. The Company concluded at inception of the agreement that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company will recognize any consideration related to sales-based payments when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. In January 2022, CANbridge achieved a regulatory milestone, triggering a milestone payment to the Company of $2.0 million which was recorded as license revenue in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022. In June 2023, CANbridge achieved another regulatory milestone, triggering a milestone payment to the Company of $5.0 million, which, upon the release of the constraint, was included in the transaction price and recorded as license revenue in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2023, the Company recorded research and development funding of $0.8 million and $2.2 million, respectively, and for the three and nine months ended September 30, 2022, the Company recorded research and development funding of $0.2 million and $0.9 million, respectively, payable by CANbridge to the Company which is reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, such research and development funding of $2.4 million and $0.2 million, respectively, was recorded as a receivable which was included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets.

License and Collaboration Agreement with GC Biopharma

In July 2021, the Company entered into an exclusive license and collaboration agreement with GC Biopharma. Under the terms of the agreement, GC Biopharma has obtained the exclusive right to develop and commercialize Livmarli within South Korea for ALGS, progressive familial intrahepatic cholestasis (“PFIC”), and biliary atresia (“BA”). In connection with the agreement, the Company received a $5.0 million upfront payment, which, upon satisfaction of the performance obligation and receipt by GC Biopharma of the right to use and benefit from the license, was recorded as license revenue. Additionally, the Company is entitled to certain research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. At inception of the agreement, the Company concluded that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue for this contract when the uncertainty is resolved in the future. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. In February 2023, GC Biopharma achieved a regulatory milestone under this agreement triggering a milestone payment to the Company of $2.5 million, which upon the release of the constraint was included in the transaction price and recognized as license revenue in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2023, the Company recorded research and development funding of $0.1 million and $0.3 million, respectively, payable by GC Biopharma to the Company which is reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, research and development funding payable by GC Biopharma to the Company was insignificant. As of September 30, 2023, such research and development funding of $0.3 million was recorded as a receivable which is included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets.

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

As of September 30, 2023, the Company recorded an aggregate ROU asset of $1.4 million and an aggregate lease liability of $2.0 million on the accompanying unaudited condensed consolidated balance sheets. The weighted-average remaining lease term is 2.2 years.

As of September 30, 2023, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Undiscounted Rent Payments
2023 (remaining three months)	$298
2024	1,187
2025	355
2026	113
2027	113
Thereafter	56
Total undiscounted lease payments	2,122
Less: imputed interest	(172)
Total lease liability	$1,950

Rent expense was $0.2 million for each of the three months ended September 30, 2023 and 2022, and $0.6 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. Variable lease payments for operating expenses for the three and nine months ended September 30, 2023 and 2022 were immaterial.

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

As of September 30, 2023, the Notes consisted of the following (in thousands):

Convertible Notes
Principal amount	$316,250
Unamortized debt discount and issuance costs	(10,228)
Net carrying amount	$306,022

The Company incurred $10.9 million of transaction costs related to the issuance of the Notes, which are being amortized to interest expense over the term of the Notes using the effective interest method. As of September 30, 2023, the remaining amortization period of the debt discount was approximately 5.6 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Coupon interest expense	$3,163	$5,764
Amortization of debt discount and issuance costs	411	718
Total interest expense on convertible notes	$3,574	$6,482

As of September 30, 2023, the estimated fair value of the Notes was $402.5 million. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

11. Stockholders’ Equity

Common Stock

In August 2020, the SEC declared effective a registration statement on Form S-3 (“2020 Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“2020 Sales Agreement”) with SVB Securities LLC, recently acquired by Leerink Partners LLC (“Leerink”) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2020 Shelf Registration through Leerink acting as the sales agent and/or principal. During the nine months ended September 30, 2023, the Company issued and sold 658,206 shares of common stock pursuant to the 2020 Sales Agreement resulting in gross proceeds to the Company of $15.0 million. The net proceeds to the Company for the nine months ended September 30, 2023, after deducting sales commissions to Leerink and other issuance expenses were approximately $14.5 million. As of September 30, 2023, the Company has issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the 2020 Sales Agreement resulting in aggregate gross proceeds to the Company of $43.7 million. The 2020 Shelf Registration expired in August 2023, and no further sales may be made under the 2020 Sales Agreement.

In August 2022, the Company completed an underwritten public offering of its common stock pursuant to the 2020 Shelf Registration. The Company issued and sold 3,478,261 shares of common stock at a public offering price of $23.00 per share. In addition, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 521,739 additional shares of its common stock at the public offering price, less the underwriting discounts, commissions and offering expenses, which the underwriters exercised in full. The underwritten public offering, including the underwriters’ exercise of their option, resulted in net proceeds to the Company of $86.1 million after deducting underwriting discounts, commissions and offering expenses.

On September 9, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of September 30, 2023, the Company had not issued any securities pursuant to the automatic shelf registration statement.

On August 31, 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, the Company completed the private placement of 8,000,000 shares of the Company’s common stock at a price per share of $26.25, resulting in net proceeds of approximately $202.2 million.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	As of September 30,	As of December 31,
	2023	2022
Stock options, restricted stock units and performance stock units issued and outstanding	10,814,495	8,955,557
Reserved for future stock awards or option grants	2,412,737	1,596,947
Reserved for employee stock purchase plan	1,081,089	1,157,570
Common stock issuable upon conversion of convertible notes	9,964,247	—
Common stock held back in connection with asset acquisition	—	31,638
Common stock issuable as contingent consideration in connection with asset acquisition	—	199,993
	24,272,568	11,941,705

12. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2023, 1,110,837 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In 2023, 2021 and 2020, the Company’s board of directors authorized an additional 1,500,000, 1,000,000 and 750,000 shares of the Company’s common stock for future issuance, respectively. As of September 30, 2023, 1,301,900 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2023 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	8,340,083	$13.63	7.5	$51,645
Granted	1,925,589	$24.96
Exercised	(437,959)	$15.89
Canceled and forfeited	(240,546)	$18.40
Outstanding as of September 30, 2023	9,587,167	$15.68	7.1	$152,622
Vested and exercisable as of September 30, 2023	5,726,809	$11.85	6.1	$113,100

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2023 and 2022 was $17.96 and $12.71 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $4.7 million and $2.6 million, respectively. As of September 30, 2023, the total unrecognized stock-based compensation related to unvested stock option awards granted was $52.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.08	6.08	5.31 - 6.08	5.50-6.08
Expected volatility	80.99% - 81.63%	81.13%-81.70%	80.99% - 85.24%	80.86%-83.20%
Risk-free interest rate	3.97% - 4.39%	2.65%-3.44%	3.35 - 4.39	1.46%-3.44%
Expected dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes the activity under the Company’s restricted stock units for the nine months ended September 30, 2023:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2022	615,474	$18.36
Granted	754,324	$25.00
Vested	(235,130)	$18.36
Cancelled/Forfeited	(55,175)	$20.29
Unvested and outstanding as of September 30, 2023	1,079,493	$22.89

The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

As of September 30, 2023, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $20.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

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

The following table summarizes the activity under the Company's performance stock units for the nine months ended September 30, 2023:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2022	—	$—
Granted	147,835	$23.64
Unvested and outstanding as of September 30, 2023	147,835	$23.64

As of September 30, 2023, the total unrecognized stock compensation related to performance stock units granted was $1.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. The ESPP became effective on July 17, 2019 and generally provides for six-month consecutive offering periods beginning on May 11th and November 11th of each year. During the three months ended September 30, 2023, no shares were issued under the ESPP. During the nine months ended September 30, 2023, 76,481 shares were issued under the ESPP. As of September 30, 2023, the Company had 1,081,089 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP was $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, and $0.7 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Restricted Common Stock

In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. All restricted common stock was fully vested as of December 31, 2022. During the three and nine months ended September 30, 2022, 33,398 and 100,194 shares vested, respectively.

Stock-Based Compensation

Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative	$5,759	$4,391	$17,290	$12,592
Research and development	2,626	2,517	8,013	7,519
Total	$8,385	$6,908	$25,303	$20,111

Stock-based compensation capitalized into inventory was $0.2 million for each of the three months ended September 30, 2023 and 2022, and $0.6 million and $0.3 million for the nine months ended September 30, 2023, and 2022, respectively.

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

14. Subsequent Events

On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. No sales may be made under the 2023 Sales Agreement until a prospectus supplement relating to the ATM Offering is filed with the Securities and Exchange Commission.

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

Overview

We are a biopharmaceutical company dedicated to transforming the treatment of rare diseases affecting children and adults. We have three approved medicines: LIVMARLI® (maralixibat) oral solution (“Livmarli”), Cholbam® (cholic acid) capsules (“Cholbam”), and Chenodal® (chenodiol) tablets (“Chenodal”).

Livmarli is a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor (“IBATi”) that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) three months of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months of age and older in Europe. We market and commercialize Livmarli in the United States and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We are also developing Livmarli for progressive familial intrahepatic cholestasis (“PFIC”) and biliary atresia (“BA”). We have submitted a Supplemental New Drug Application (“sNDA”)to the U.S. Food and Drug Administration (“FDA”) and a marketing authorization to the European Marketing Agency (“EMA”) based on positive data from our Phase 3 study of Livmarli in patients with PFIC, which has been assigned a Prescription Drug User Fee Act action date of March 13, 2024.

On August 31, 2023, we completed the acquisition of substantially all of the assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Bile Acid Medicines”) pursuant to an asset purchase agreement dated July 16, 2023 (such acquisition, the “Bile Acid Portfolio Acquisition”). The FDA approved Cholbam in March 2015, the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisome biogenesis disorder-Zellweger spectrum disorder. Chenodal is approved for the treatment of radiolucent stones in the gallbladder and has received medical necessity recognition by the FDA for the treatment of cerebrotendinous xanthomatosis (“CTX”). In October 2023, we reported positive topline data from our RESTORE clinical trial evaluating Chenodal in patients with CTX. We plan to submit a new drug application for Chenodal for the treatment of CTX to the FDA in the first half of 2024.

Our late-stage pipeline includes three investigational treatments for debilitating liver diseases. The Livmarli development program includes the Phase 2b EMBARK clinical trial for BA. We expect to report topline data from the EMBARK trial in the second half of 2023. We are also advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”). Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on IBAT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity. We expect to conduct an interim analysis of our VISTAS Phase 2b clinical trial in PSC and report interim data from our VANTAGE Phase 2b clinical trial in PBC, both in the first half of 2024.

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

We have not generated operating income to date. We expect to incur significant operating losses for the foreseeable future. Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and cash from our product sales, net and collaboration revenue.

Financing Transactions

On August 31, 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed the private sale of 8,000,000 shares of our common stock at a price per share of $26.25, resulting in net proceeds of approximately $202.2 million.

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

In August 2020, the Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (“2020 Shelf Registration”) covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into a sales agreement (“2020 Sales Agreement”) with SVB Securities LLC, recently acquired by Leerink Partners LLC (“Leerink”) pursuant to which we could elect to issue and sell, in an at the market offering, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2020 Shelf Registration through Leerink acting as the sales agent and/or principal.

In August 2022, we completed an underwritten public offering of our common stock pursuant to the 2020 Shelf Registration. We sold 3,478,261 shares of common stock at a price to the public of $23.00 per share. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 521,739 additional shares of our common stock at the public offering price, less the underwriting discounts, commissions and offering expenses, which the underwriters exercised in full. The underwritten public offering, including the underwriters’ exercise of their option, resulted in net proceeds to us of $86.1 million after deducting underwriting discounts, commissions and offering expenses.

During the nine months ended September 30, 2023, we issued and sold 658,206 shares of common stock pursuant to the 2020 Sales Agreement at a weighted-average price of $22.79 per share, respectively, resulting in aggregate gross proceeds to us of $15.0 million. The net proceeds after deducting sales commissions and other issuance expenses were approximately $14.5 million. As of September 30, 2023, we have issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the 2020 Sales Agreement, resulting in aggregate gross proceeds to us of $43.7 million. The 2020 Shelf Registration expired in August 2023, and no further sales may be made under the 2020 Sales Agreement.

Financial Overview

Our net loss was $23.6 million and $35.7 million for the three months ended September 30, 2023 and 2022, respectively, and $127.8 million and $99.2 million for the nine months ended September 30, 2023 and 2022, respectively. Our net loss for the three and nine months ended September 30, 2023 includes a $49.1 million loss related to the extinguishment of the liabilities related to the RIPA. As of September 30, 2023, we had an accumulated deficit of $520.6 million, compared to $392.8 million as of December 31, 2022. As of September 30, 2023, we had cash, cash equivalents and investments of $306.0 million, compared to cash, cash equivalents, restricted cash equivalents and investments of $251.7 million as of December 31, 2022.

We anticipate we will continue to generate losses for the foreseeable future as we continue commercial activities for our approved medicines, conduct our ongoing and planned clinical trials, seek regulatory approvals for our product candidates and make potential milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We expect total product sales of our approved medicines will continue to increase on an annual basis, though we expect quarterly fluctuations. We have entered into collaboration arrangements with other companies whereby we are entitled to receive upfront and license fees, research and development funding, development and sales-based milestones, and tiered royalties based on sales of commercialized products. In select countries, we have entered into distribution agreements for the sale of Livmarli and such distributors may have fluctuating purchase levels of Livmarli. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We expect to satisfy future cash needs through existing capital balances, revenue from our approved medicines and through a combination of equity offerings, including the private placement described above, debt financings or other capital sources, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate the development of one or more of our product candidates or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Geopolitical and Macroeconomic Developments

Due to the ongoing military conflicts between Ukraine and Russia and in Israel and the surrounding areas, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. In connection with the military conflict between Russia and Ukraine, the United States, United Kingdom and European Union (“EU”), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing military conflicts and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the COVID-19 pandemic and the ongoing military conflicts for the nine months ended September 30, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, inability for patients to see their healthcare providers and access our product and product candidates, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic or adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, bank failures, changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and investments and existing sources of and access to financing are adequate to satisfy our needs for operating capital, working capital, capital expenditures, and debt service in the 12 months from the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. However, should adverse geopolitical and macroeconomic events and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing new product candidates and successfully commercializing our approved medicines.

Asset Purchase Agreement with Travere Therapeutics, Inc.

On August 31, 2023, we completed the Bile Acid Portfolio Acquisition. We paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines.

We concurrently entered into a transitional services agreement with Travere, pursuant to which Travere is obligated to perform certain services for a period of time, not anticipated to last beyond 12 months post-close, with respect to our use and operation of the assets purchased.

In connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed the private placement of 8,000,000 shares of our common stock at a price per share of $26.25, resulting in net proceeds of approximately $202.2 million.

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

Under the Shire License Agreement and Assigned License Agreements, to date, we have met an aggregate of clinical development, regulatory and sales milestones of $71.0 million related to our Livmarli and volixibat programs.

Components of Results of Operations

Revenue

Product Sales, Net

We have three approved medicines: Livmarli, Cholbam and Chenodal. We expect total product sales of our approved medicines will continue to increase on an annual basis, though we expect quarterly fluctuations.

Our U.S. revenue from product sales, net further depends on our prescription mix of commercial payors, Medicaid and free medicines under our patient assistance program. We expect our prescription mix and resulting gross to net adjustment in the U.S. to remain consistent; however, we cannot reliably estimate it given our limited experience in the market. Our rest of world revenue from product sales, net primarily depends on our contractual obligations with our distributors and results of pricing negotiations with governmental authorities in certain European countries where we launch Livmarli and expect to launch our other product candidates, if approved. In addition, in certain countries, governments place large periodic orders. The timing of these orders can be inconsistent and can create quarter-to-quarter variation in revenue.

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

Cost of Sales

Cost of sales consist of third-party manufacturing costs, personnel, facility and other costs of manufacturing commercial products, transportation and freight, amortization of finite-lived intangible assets, amortization of capitalized intangibles and royalty payments payable on net sales of our approved medicines under licensing agreements. Cost of sales may also include period costs related to certain manufacturing services and inventory adjustment charges.

As of the date of our acquisition of the Bile Acid Medicines from Travere, inventory acquired was valued at its fair value. As a result, our cost of sales exceeds the historical cost to manufacture the inventory and has a negative impact on our gross margin. We expect to sell the acquired inventory within the next two years from the balance sheet date.

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

Selling, General and Administrative Expense

Sales and marketing expense, which is a component of selling, general and administrative expense, primarily consisted of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. General and administrative expense, which is a component of selling, general and administrative expense, primarily consists of corporate support and other administrative expenses, including employee-related expenses.

We anticipate that our selling, general and administrative expenses will increase in the future to support our continued commercialization efforts of our approved medicines in the United States and internationally as well as increased costs of operating as a global commercial stage biopharmaceutical public company. These increases will likely include increased costs related to hiring of additional personnel and fees to outside consultants to support further marketing, legal, tax, planning and accounting activities.

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

Other Expense, Net

Other expense, net consists of gain or loss from remeasurement of the liabilities associated with the common stock issued in connection with the acquisition of Satiogen after the satisfaction of certain purchase price adjustments and indemnification obligations that may arise during the 12 month period following the asset acquisition date (“Indemnification Holdback”) and the liability associated with the common stock to be issued in connection with the acquisition of Satiogen as contingent consideration upon achievement of a certain milestone (“Contingent Milestone”) both of which were recorded in connection with our acquisition of Satiogen, unrealized and realized currency gains and losses on net assets and liabilities denominated in foreign currency.

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

There have been no significant changes during the nine months ended September 30, 2023 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Revenue:
Product sales, net	$47,725	$18,780	$28,945
Total revenue	47,725	18,780	28,945
Operating expenses:
Cost of sales	$10,228	$2,932	$7,296
Research and development	26,117	26,217	(100)
Selling, general and administrative	36,528	22,513	14,015
Total operating expenses	72,873	51,662	21,211
Loss from operations	(25,148)	(32,882)	7,734
Other income (expense):
Interest income	4,061	1,352	2,709
Interest expense	(3,574)	(3,971)	397
Other income (expense), net	1,322	(192)	1,514
Net loss before provision for income taxes	(23,339)	(35,693)	12,354
Provision for income taxes	249	13	236
Net loss	$(23,588)	$(35,706)	$12,118

Product Sales, Net

Product sales, net was $47.7 million for the three months ended September 30, 2023, compared to $18.8 million for the three months ended September 30, 2022. The increase in product sales, net was a result of our continued commercialization of Livmarli in the United States, and, to a lesser extent, in certain countries in Europe and other international sales through partner market supply orders, and sales of the Bile Acid Medicines in the United States for the month of September after the completion of the Bile Acid Portfolio Acquisition.

Cost of Sales

For the three months ended September 30, 2023, cost of sales was $10.2 million, compared to $2.9 million for the three months ended September 30, 2022. The increase in cost of sales was primarily a result of increased royalties payable on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, increased commercial supply chain expenses, costs associated with excess and obsolete inventory, increased intangible amortization related to assets acquired from Travere and increased product cost of sales related to the Bile Acid Medicines.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Product-specific costs:
Livmarli	$8,535	$9,878	$(1,343)
Volixibat	5,095	4,986	109
Non product-specific costs:
Stock-based compensation	2,628	2,517	111
Personnel	6,669	6,345	324
Other	3,190	2,491	699
Total research and development expenses	$26,117	$26,217	$(100)

Research and development expenses were $26.1 million for the three months ended September 30, 2023, a decrease of $0.1 million compared to the three months ended September 30, 2022. The change was primarily due to:

•
for Livmarli programs, a decrease of $1.3 million, due to decreases of $0.8 million in manufacturing development expenses and $0.4 million in clinical trial expenses primarily for the MARCH Phase 3 clinical trial, which was completed during 2022 partially offset by an increase in our BA clinical trial expenses; and
•
for volixibat programs, an increase of $0.1 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials of $1.3 million, partially offset by lower expenses of $1.2 million related to discontinuation of the intrahepatic cholestasis of pregnancy clinical trial; and
•
for other expense, an increase of $0.7 million, primarily due to other general research and development activities.

Research and development expenses for the Bile Acid Medicines were not significant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $36.5 million for the three months ended September 30, 2023, an increase of $14.0 million compared to the three months ended September 30, 2022. The increase was primarily due to an increase of $5.1 million in personnel and other compensation related expenses, including an increase of $1.4 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for Livmarli, $4.7 million in expenses primarily related to legal, compliance, public relations and international expansion activities, $1.4 million in professional services expenses associated with support of the Bile Acid Portfolio Acquisition, an increase of $1.9 million in advertising, promotion and medical affairs expenses associated with commercial activities for our approved medicines, and an increase of $0.4 million in other general administrative expenses. Selling, general and administrative expenses related to incremental operations of the Bile Acid Medicines were not significant.

Interest Income

Interest income was $4.1 million for the three months ended September 30, 2023, an increase of $2.7 million compared to the three months ended September 30, 2022. The increase was primarily due to higher interest earned on our cash equivalents and investment balances largely due to higher money market and treasury yields.

Interest Expense

Interest expense was $3.6 million for the three months ended September 30, 2023, a decrease of $0.4 million compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, interest expense consisted of $3.6 million related to our convertible notes. For the three months ended September 30, 2022, interest expense of $4.0 million was related to the RIPA.

Other Income (Expense), Net

Other income (expense), net was $1.3 million income for the three months ended September 30, 2023, compared to expense of $0.2 million for the three months ended September 30, 2022. The income for the three months ended September 30, 2023 was primarily attributable to unrealized currency gains on net assets and liabilities denominated in foreign currency.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Revenue:
Product sales, net	$109,320	$47,156	$62,164
License revenue	7,500	2,000	5,500
Total revenue	116,820	49,156	67,664
Operating expenses:
Cost of sales	$22,019	$7,880	$14,139
Research and development	71,674	75,737	(4,063)
Selling, general and administrative	99,696	62,598	37,098
Total operating expenses	193,389	146,215	47,174
Loss from operations	(76,569)	(97,059)	20,490
Other income (expense):
Interest income	9,960	1,714	8,246
Interest expense	(11,542)	(11,620)	78
Change in fair value of derivative liability	—	232	(232)
Loss from termination of revenue interest purchase agreement	(49,076)	—	(49,076)
Other income, net	237	953	(716)
Net loss before provision for (benefit from) for income taxes	(126,990)	(105,780)	(21,210)
Provision for (benefit from) income taxes	766	(6,546)	7,312
Net loss	$(127,756)	$(99,234)	$(28,522)

Product Sales, Net

Product sales, net was $109.3 million for the nine months ended September 30, 2023, compared to $47.2 million for the nine months ended September 30, 2022. The increase in product sales, net was a result of our continued commercialization of Livmarli in the United States, in certain countries in Europe and other international sales through partner market supply orders and, to a lesser extent, sales of Bile Acid Medicines for a partial quarter following the completion of the Bile Acid Portfolio Acquisition.

License Revenue

License revenue was $7.5 million for the nine months ended September 30, 2023 due to the achievement of regulatory milestones by CANbridge and GC Biopharma associated with our license agreements, compared to $2.0 million for the nine months ended September 30, 2022 due to the achievement of a regulatory milestone by CANbridge associated with our license agreement.

Cost of Sales

For the nine months ended September 30, 2023, cost of sales was $22.0 million, compared to $7.9 million for the nine months ended September 30, 2022. The increase in cost of sales was primarily a result of increased royalties payable on net sales of Livmarli and, to a lesser extent, Bile Acid Medicines under licensing agreements, increased commercial product development and supply chain costs, costs associated with excess and obsolete inventory, amortization of acquired intangibles associated with our acquisition of Satiogen, Bile Acid Medicines and commercial milestone payments, and increased product cost of sales related to the Bile Acid Medicines.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Product-specific costs:
Livmarli	$21,413	$29,097	$(7,684)
Volixibat	14,575	13,977	$598
Non product-specific costs:

Stock-based compensation	8,015	7,519	496
Personnel	19,867	18,283	1,584
Other	7,804	6,861	943
Total research and development expenses	$71,674	$75,737	$(4,063)

Research and development expenses were $71.7 million for the nine months ended September 30, 2023, a decrease of $4.1 million compared to the nine months ended September 30, 2022. The change was primarily due to:

•
for Livmarli programs, a decrease of $7.7 million, primarily due to decreases of $4.2 million in clinical trial expenses of which $3.1 million related to the MARCH Phase 3 clinical trial, which was completed during 2022, $2.6 million in manufacturing development expenses and $0.7 million in non-clinical expenses; and
•
for volixibat programs, an increase of $0.6 million, primarily due to an increase of $2.9 million of clinical trial expenses for PSC and PBC, partially offset by lower expenses of $2.4 million related to discontinuation of the intrahepatic cholestasis of pregnancy clinical trial; and
•
for personnel related expenses, an increase of $1.6 million, related to an increase in employee headcount to support our development pipeline; and
•
for other expense, an increase of $0.9 million, primarily due to other general research and development activities.

Research and development expenses for the Bile Acid Medicines were not significant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $99.7 million for the nine months ended September 30, 2023, an increase of $37.1 million compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $17.1 million in personnel and other compensation related expenses, including an increase of $4.7 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities of Livmarli, $9.9 million in expenses primarily related to legal, public relations, accounting and international expansion activities, $6.2 million in advertising, promotion and medical affairs associated with commercial activities of our approved medicines, $1.9 million in other general administrative expenses and $1.4 million in professional services expenses associated with support of the Bile Acid Portfolio Acquisition. Selling, general and administrative expenses related to incremental operations of the Bile Acid Medicines were not significant.

Loss from termination of revenue interest purchase agreement

Loss from termination of RIPA was $49.1 million for the nine months ended September 30, 2023, compared to zero for the nine months ended September 30, 2022. The loss was related to the premium paid to repurchase the revenue interests pursuant to the RIPA.

Interest Income

Interest income was $10.0 million for the nine months ended September 30, 2023, an increase of $8.2 million compared to the nine months ended September 30, 2022. The increase was primarily due to higher interest earned on our cash equivalents and investment balances largely due to higher money market and treasury yields.

Interest Expense

Interest expense was $11.5 million for the nine months ended September 30, 2023, a decrease of $0.1 million compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, interest expense consisted of $6.5 million related to our convertible notes and $5.1 million related to the RIPA prior to extinguishment. For the nine months ended September 30, 2022, interest expense of $11.6 million was related to the RIPA.

Other Income, Net

Other income, net was $0.2 million for the nine months ended September 30, 2023, compared to $1.0 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the income was primarily attributable to $1.2 million unrealized currency gains on net assets and liabilities denominated in foreign currency, offset by $0.7 million expense associated with the remeasurement of the Contingent Milestone liability and the Indemnification Holdback liability prior to issuance of the underlying common stock as well as $0.3 million of realized currency loss. For the nine months ended September 30, 2022, the income was primarily related to the remeasurement of the Contingent Milestone liability and the Indemnification Holdback liability as of September 30, 2022 and reflects a decrease in the fair value of our common stock price as of September 30, 2022.

Change in Provision For (Benefit From) Income Taxes

Provision for income taxes was $0.8 million for the nine months ended September 30, 2023 compared to benefit from income taxes of $6.5 million for the nine months ended September 30, 2022. The change was related to the deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition and corresponding reduction in our valuation allowance against our net deferred tax assets during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $306.0 million of cash, cash equivalents and investments as of September 30, 2023, compared to cash, cash equivalents, restricted cash equivalents and investments of $251.7 million as of December 31, 2022. Since inception, we have incurred operating losses and negative cash flows from operations. As of September 30, 2023, we had an accumulated deficit of $520.6 million, compared to $392.8 million as of December 31, 2022.

On August 31, 2023, we completed the Bile Acid Portfolio Acquisition for an aggregate purchase price of up to $445.0 million in cash, with $210.4 million paid at the Closing and up to $235.0 million upon achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Bile Acid Medicines. In connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed the private placement of 8,000,000 shares of our common stock at a price per share of $26.25, resulting in net proceeds of approximately $202.2 million which we used to finance the upfront payment at the closing of the Bile Acid Portfolio Acquisition.

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

In September 2022, we filed an automatic statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of September 30, 2023, we have not issued any securities pursuant to the 2022 Shelf Registration. We may lose well-known seasoned issuer status in the future upon the occurrence of certain events prescribed by the Securities Act or the rules and regulations of the SEC occurring after we file this Quarterly Report if, at the time of those certain events, the worldwide market value of our voting and non-voting common equity held by our non-affiliates does not equal $700.0 million or more, calculated as of a date within 60 days prior to such events. If that were to occur and we were no longer considered a well-known seasoned issuer, we anticipate needing to amend our automatic shelf registration statement on Form S-3 prior to the occurrence of such events in order to sell securities under that Form S-3 on an ongoing basis.

On November 2, 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”) pursuant to the 2022 Shelf Registration. We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. No sales may be made under the 2023 Sales Agreement until a prospectus supplement relating to the ATM Offering is filed with the Securities and Exchange Commission.

In August 2020, the SEC declared effective the 2020 Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the 2020 Sales Agreement with Leerink pursuant to which we could issue and sell, in an at the market offering, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2020 Shelf Registration through Leerink acting as the sales agent and/or principal. During the nine months ended September 30, 2023, we issued and sold 658,206 shares of common stock pursuant to the 2020 Sales Agreement resulting in aggregate gross proceeds to us of $15.0 million. For the nine months ended September 30, 2023, the net proceeds to us after deducting sales commissions to Leerink and other issuance expenses were approximately $14.5 million. As of September 30, 2023, we have issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the 2020 Sales Agreement, resulting in aggregate gross proceeds to us of $43.7 million. The 2020 Shelf Registration expired in August 2023, and no further sales may be made under the 2020 Sales Agreement.

In August 2022, we completed an underwritten public offering of our common stock pursuant to the 2020 Shelf Registration. We sold 3,478,261 shares of common stock at a price to the public of $23.00 per share. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 521,739 additional shares of our common stock at the public offering price, less the underwriting discounts, commissions and offering expenses, which the underwriters exercised in full. The underwritten public offering, including the underwriters’ exercise of their option, resulted in net proceeds to us of $86.1 million after deducting underwriting discounts, commissions and offering expenses.

Based on our current and anticipated level of operations and cash generated from sales of our approved medicines, we believe our existing cash, cash equivalents and investments will be sufficient to fund current operations through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Our cash, cash equivalents and investments include money market funds, government agency securities and commercial paper. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, continue commercialization activities for our approved medicines and potentially expand into additional markets, hire additional staff, including clinical, scientific, operational, financial and management personnel and pay potential development and commercial and sales based milestones.

Our primary use of cash is to fund operating expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Although Livmarli has been approved for the treatment of cholestatic pruritus in patients with ALGS in patients three months of age and older in the U.S. and for the treatment of cholestatic pruritus in patients two months of age and older in Europe, and we expect product revenues to increase as we continue commercial activities, Livmarli may not achieve commercial success. Certain of our approved medicines, including the Bile Acid Medicines, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In addition, Chenodal is approved for radiolucent stones in the gallbladder yet is used primarily as standard of care for CTX. The FDA has provided a letter acknowledging Chenodal as a medical necessity for CTX, but prescriptions for this indication are not on label. As such, any change in this view from the FDA could adversely affect our ability to sell Chenodal in this indication. Unless and until Chenodal is approved for CTX, we cannot market or promote Chenodal for CTX which limits its growth potential.

Our principal source of liquidity is product revenue from sales of approved medicines, and, to a lesser extent, from our collaboration agreements. Until such time, if ever, as we can generate sufficient product revenue from sales of our approved medicines, our current product candidates or any future product candidates, if approved, to fund operations, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our primary cash needs are for day-to-day operations and to fund our working capital requirements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. As a result of adverse geopolitical and macroeconomic developments, such as the COVID-19 pandemic, actions taken to slow its spread, the ongoing military conflicts between Ukraine and Russia and in Israel and the surrounding areas, and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, bank failures, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(54,326)	$(85,866)
Net cash used in investing activities	(105,200)	(19,058)
Net cash provided by financing activities	334,823	109,416
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(241)	(73)
Net increase in cash, cash equivalents and restricted cash equivalents	$175,056	$4,419

Net Cash Used in Operating Activities

Net cash used in operating activities was $54.3 million for the nine months ended September 30, 2023, reflecting our net loss of $127.8 million partially offset by non-cash adjustments of $85.2 million. Non-cash adjustments consisted primarily of loss from termination of RIPA of $49.1 million, $25.3 million of stock-based compensation, $5.8 million of depreciation and amortization of our intangible assets and fixed assets and non-cash lease expense, $5.1 million of effective interest expense in connection with the RIPA, $0.7 million expense related to the change in fair value of contingent liabilities associated with an acquisition, $0.7 million amortization of debt discount and offering costs and a $1.5 million charge associated with excess and obsolete inventory, offset by $1.7 million net accretion of discounts on our investments and $1.2 million of unrealized foreign exchange gains. Additionally, cash used in operating activities reflected changes in net operating assets of $11.8 million, consisting primarily of a $23.8 million increase in accounts receivable related to sales of our approved medicines, a $18.3 million increase in accounts payable, accrued expenses and other liabilities resulting primarily from a $10.3 million increase in accrued sales deductions and a $2.0 million increase in accrued royalties payable both due to our increased net product sales, and a $5.8 million increase in accrued interest expense related to the Notes issued in April 2023, a $3.4 increase in prepaid and other current assets, a $2.2 million increase in inventory, a $0.7 million decrease in operating lease liability and a $0.2 million decrease in other assets.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $105.2 million for the nine months ended September 30, 2023, primarily due to $212.8 million paid in connection with our acquisition of the Bile Acid Medicines from Travere, $27.3 million used in purchases of investments and $15.0 million used in the acquisition of intangible assets associated with our license payment related to approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older, partially offset by proceeds of $150.0 million from maturities of investments.

Net cash used in investing activities was $19.1 million for the nine months ended September 30, 2022, primarily due to $132.3 million used in purchases of investments, partially offset by proceeds of $113.3 million from maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $334.8 million for the nine months ended September 30, 2023, due to net proceeds of $305.3 million from the issuance of convertible notes, net proceeds of $202.2 million from the issuance and sale of common stock in a private placement offering, $14.5 million from the issuance and sale of common stock under the 2020 Sales Agreement with Leerink, pursuant to which we issued and sold an aggregate of 658,206 shares of common stock at a weighted-average price of $22.79 per share, and proceeds of $8.3 million from employee equity award exercises, partially offset by $195.6 million in revenue interest payments and payments to repurchase the revenue interests under the RIPA.

Net cash provided by financing activities was $109.4 million for the nine months ended September 30, 2022, due to net proceeds of $86.4 million, excluding $0.3 million of transaction related expense not paid as of September 30, 2022, from completion of an underwritten public offering of 4,000,000 shares of common stock at a price of $23.00 per share, net proceeds of $21.3 million from the issuance and sale of common stock under the 2020 Sales Agreement with Leerink, pursuant to which we issued and sold an aggregate of 1,160,915 shares of common stock at a weighted-average price of $19.01 per share, and proceeds of $5.3 million from employee equity award exercises, partially offset by $3.5 million of revenue interest payments made under the RIPA.

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

As of June 30, 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2023. Additionally, we will no longer qualify as a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of September 30, 2023 consist of readily available checking, money market funds, and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Although we are seeing, and expect to continue to see, increased interest rates, due to the strategies we employ, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods due to the short-term nature of the instruments in our portfolio and the low risk profile of our investments. For example, a hypothetical change in interest rates of 100 basis points would not have a material impact on the fair market value of our cash equivalents and investments as of September 30, 2023. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

We have outstanding $316.3 million aggregate principal of the Notes. The interest rates on these Notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of September 30, 2023, the approximate fair value of our Notes was $402.5 million.

Foreign Currency Rate Risk

Our operations include activities in the U.S. and to a lesser extent Switzerland and certain other countries in Europe. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. Our operating results are exposed to changes in foreign currency exchange rates between the U.S. Dollar (USD) and various foreign currencies, primarily the Euro. When the USD strengthens against these currencies, the relative value of the sales and operating expenses made in the respective foreign currency decreases. Conversely, when the USD weakens against these currencies, the relative value of such sales and operating expenses increases.

Based on our overall foreign currency denominated exposures as of September 30, 2023, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $4.0 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in exchange rates.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Commercialization of Products and Development of our Product Candidates

The success of our business depends, in part, on our ability to sell our approved medicines profitably.

Livmarli® (maralixibat) oral solution (“Livmarli”), Chenodal® (chenodiol) tablets (“Chenodal”), Cholbam® (cholic acid) capsules (“Cholbam”) are our approved medicines. The success of our business depends, in part, on our ability to commercialize our approved medicines profitably. Our successful commercialization depends on a number of factors, including, among others, the following:

•
our ability to grow and maintain our sales team in the United States (“U.S.”), Canada, and certain countries in Europe, as well as scale our distribution capabilities in these locations and others where our products are available;
•
the availability of adequate reimbursement and a commercially viable sales price;
•
acceptance by physicians, payors and patients of the benefits, safety and efficacy of our approved medicines, including relative to alternative and competing treatments;
•
a continued acceptable safety profile of our approved medicines;
•
the effect of recent or forthcoming health care legislation and regulatory changes in the locations where our approved medicines are available;
•
our ability to successfully obtain the substances and materials used in manufacturing our medicines from third parties and to have finished product manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for our commercial needs;
•
our ability to establish and enforce intellectual property rights in and to our approved medicines and avoid third-party patent interference or intellectual property infringement claims; and
•
sufficient patient population that would benefit from our approved medicines as they are intended for use in rare diseases for which the patient population is small.

If one or more of the above factors is not present, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to market and sell our approved medicines profitably, which would harm our business, financial condition, operating results and prospects.

If we are unable to adequately grow, maintain and scale our marketing and sales capabilities or enter into or maintain rights pursuant to agreements with third parties to market and sell our approved medicines, we may not be able to generate viable revenues.

To successfully commercialize our approved medicines, we must grow, maintain and appropriately scale our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have established our own commercial capabilities in the U.S. to commercialize our approved medicines. We are also in the process of further establishing our capabilities related to Livmarli in certain major European markets and Canada and have entered into a limited number of partner and distributor agreements in other select geographies. We plan to continue to evaluate opportunities to partner with pharmaceutical companies that have established sales and marketing capabilities to commercialize Livmarli and our other product candidates, if approved, outside of these geographies. Our projections of the commercial and sales needs to target these markets may not be accurate. If we are materially off from our projections, our business and operating results would be harmed.

Growing and maintaining of our own sales force to market Livmarli and Cholbam is expensive and time-consuming. Moreover, we may not be able to successfully or adequately develop this capability for our product candidates in development. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our approved medicines, and any agreements with such third parties may not be on terms that are favorable to us. To the extent we do rely on third parties to commercialize our approved medicines and our other product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In addition, we have entered into a limited number of partner and distributor agreements. Any loss, commercial failure, or termination of rights pursuant to these agreements could delay or hinder our commercialization efforts.

In the event we are unable to successfully grow and maintain our marketing and sales force or collaborate with necessary third-party marketing and sales organizations, we would not be able to commercialize our approved medicines and our business, results of operations, financial condition, and prospects would be materially adversely affected.

Our commercial success may be severely hindered if we are unable to obtain and/or maintain adequate coverage and reimbursement for our approved medicines and any future product candidates, if approved.

The availability of coverage and adequate reimbursement from private third-party payors such as pharmacy benefit managers and commercial insurers, and governmental healthcare programs, such as Medicaid in the US and equivalent programs in foreign countries, is critical to the commercial success of our approved medicines in the U.S. and in international markets. Coverage may be adversely affected by a number of factors, including, but not limited to:

•
increasing and intense pressure from political, social, competitive and other sources to reduce drug unit costs or limit changes in list price;
•
changes in federal, state or foreign government regulations or private third-party payors’ reimbursement policies;
•
reimbursement decisions and price negotiations with foreign government payors;
•
consolidation and increasing assertiveness of commercial payors seeking net price reduction via drug rebates and other forms of discounts linked to the placement of our approved medicines on their formularies; and
•
the imposition of restrictions on access or coverage of particular drugs or pricing.

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

Coverage and reimbursement for drug products can differ significantly across payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our approved medicines to each third-party payor separately, with no assurance that coverage will be obtained or maintained. Additionally, coverage policies and third-party reimbursement rates may change at any time. For example, rebate payments may increase, or prices be adjusted under value-based purchasing arrangements based on evidence-based measures or outcomes-based measures for a patient or beneficiary based on use of our drug. Thus, even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In many foreign countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control and the proposed pricing for a drug must be approved before it may be lawfully marketed. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product and varies between countries. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels. For instance, governmental authorities in the EU Member States and third-party payors could base pricing and reimbursement terms on what they perceive to be comparable products, even if approved for different indications. In addition, the EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. These pricing and reimbursement decisions may impact the pricing and reimbursement of Livmarli in such jurisdictions. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations often continue after coverage and reimbursement have been obtained. Reference pricing or pricing comparisons to our competitors used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.

We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU (“HTA Regulation”), was adopted in the EU. The Regulation will apply from January 2025. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

Historically, products launched in the EU and other foreign countries do not follow price structures of the U.S. and generally prices tend to be significantly lower and the time to obtain pricing and reimbursement approvals is significantly longer. If pricing is set at unsatisfactory levels or if reimbursement of Livmarli and any future product candidates, if approved, is unavailable or limited in scope or amount, our revenues from sales by us or our partners and the potential profitability of our approved medicines or any future product candidates, if approved, in those countries would be negatively affected.

Our approved medicines or any one of our product candidates, if approved, may fail to achieve the market acceptance among physicians, patients and others in the medical community necessary for commercial success.

The commercial success of our approved medicines or any one of our product candidates, if approved, depends significantly on the market acceptance among physicians, patients, tertiary care centers, transplant centers and others in the medical community. The degree and rate of market acceptance depends on a number of factors, including, among other things:

•
patient demand;
•
the availability of adequate reimbursement from private third-party payors and government authorities;
•
the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
•
the cost of treatment in relation to alternative treatments and patients willingness to pay for our approved medicines, including relative to discretionary items;
•
our ability to successfully compete with available off-label therapies, future approved therapies, and therapies in development and available for use through expanded access programs;
•
acceptance by physicians, patients, tertiary care centers, transplant centers and others in the medical community that our approved medicines are safe and effective treatments;
•
physician and patient willingness to adopt a new therapy over other available therapies;
•
limitations, warnings or adverse drug reactions contained in the labeling or product inserts approved by the U.S. Food and Drug Administration (“FDA”), European Commission or comparable foreign regulatory authorities, and patients’ and physicians’ assessment of these limitations and warnings;
•
overcoming any biases physicians or patients may have toward particular therapies for the treatment of the indications our approved medicines are approved for;
•
patients and caregivers properly using our approved medicines as instructed;

•
the prevalence and severity of side effects from the use or potential misuse of our approved medicines;
•
relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies, and patient satisfaction with the overall treatment experience;
•
the ability of specialty pharmacies we contract with to process prescriptions and dispense our approved medicines and the processes required to place orders with those pharmacies;
•
the ability of our patient services hub to provide adequate support for patients and physicians to prescribe and access our approved medicines;
•
the timing of market introduction of any approved medicines as well as competitive products;
•
the effectiveness of our sales, marketing and distribution efforts and those of the third parties with whom we contract;
•
adverse publicity about our approved medicines or favorable publicity about competitive products;
•
potential product liability claims;
•
our ability to manage our growth and operations to effectively support our commercialization activities; and
•
patient satisfaction leading to a high percentage of patients deriving clinical benefit and staying on our approved medicines chronically.

If any of our approved medicines fail to achieve the market acceptance among physicians, patients, tertiary care centers, transplant centers or others in the medical community necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

Our approved medicines and our product candidates may cause undesirable side effects or have other properties that could limit their commercial profile, expose us to product liability claims, delay or prevent regulatory approval of our product candidates or additional indications, or result in significant negative consequences following any additional marketing approval, any of which may adversely impact our business, financial condition, operating results and prospects.

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events (“AEs”) associated with our product candidates’ use. Results of our clinical trials and expanded access program could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In clinical trials of Livmarli, the most commonly reported AEs were diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Additionally, AEs reported in greater than 5% of patients included fat-soluble vitamin deficiency, nausea, liver transaminase increases, gastrointestinal bleeding and bone fracture. The frequency of observed AEs has not increased over time. In clinical trials of volixibat, the most common AEs reported were mild to moderate GI events observed in the volixibat groups. The most common adverse events for Cholbam (≥1%) are diarrhea, reflux esophagitis, malaise, jaundice, skin lesion, nausea, abdominal pain, intestinal polyp, urinary tract infection, and peripheral neuropathy. Related adverse events seen in one patient each from the RESTORE study assessing Chenodal in patients with cerebrotendinous xanthomatosis (“CTX”), included fatigue, gait disturbance, diarrhea, liver transaminase increase, bilirubin increase, ataxia, tremors, decreased appetite and psychiatric disorder.

Additionally, in respect of our approved medicines or if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by our approved medicines or such product candidates or other products with the same or related active ingredients, a number of potentially significant negative consequences could result, including, among other things:

•
regulatory authorities may withdraw approvals of such product, including the FDA or European Commission withdrawing approval for the affected medicine;
•
regulatory authorities may require additional warnings on the label;
•
regulatory authorities may require a recall or we or our potential partners may voluntarily recall such product;
•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients at significant cost or instate a Risk Evaluation and Mitigation Strategies (“REMS”) or Risk Management Plan (“RMP”);

•
regulatory authorities may require the addition of warnings, such as black box or other warnings, or contraindications in the product labeling that could diminish the usage of the product or otherwise limit the commercial success of the affected product;
•
our ability to promote our approved medicines may be limited and we could be required to change administration of, or modify, such product in some other way;
•
regulatory authorities may require us to modify, suspend or terminate our clinical trials, conduct additional clinical trials or engage in costly post-marketing testing and surveillance to monitor the safety or efficacy of such product;
•
undesirable side effects may limit physicians’ or patients’ willingness to initiate or continue therapy with such product;
•
sales may decrease significantly;
•
we could be sued and held liable for harm caused to patients; and
•
our corporate brand and reputation or the reputation of our approved medicines may suffer.

Such events could prevent us from achieving or maintaining market acceptance of our approved medicines, and could significantly harm our business, results of operations and prospects.

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

We face an inherent risk of product liability suits for our approved medicines and product candidates. Our approved medicines and our product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, failure to follow instructions, misuse or abuse associated with our approved medicines or our product candidates could result in injury to a patient or even death. In addition, a liability claim may be brought against us even if our approved medicines or our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by, among others, consumers, their family members, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product or product candidates. If we are the target of product liability claims, we will incur substantial legal costs, potential liabilities and could incur reputational harm if we do not successfully defend ourselves.

In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•
the inability to commercialize our approved medicines or product candidates, if approved;
•
decreased demand for our approved medicines or product candidates;
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

If we are found to have improperly promoted off-label uses of our approved medicines, or unapproved uses of our product candidates, if approved, or if physicians misuse or use off-label of our approved medicines or our product candidates, if approved, we may become subject to prohibitions on the sale or marketing of such products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA, European Commission, competent authorities of individual EU Member States, and comparable foreign regulatory authorities strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA, European Commission, Health Canada or comparable foreign regulatory authorities as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although Livmarli may appeal to individuals who have not been diagnosed with cholestatic pruritus associated with ALGS or suffer from other forms of cholestatic pruritus, we are only able to promote Livmarli in the U.S. for cholestatic pruritus associated with ALGS in patients three months of age and older and to HCPs in the EU for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. If we are found to have promoted off-label uses of our approved medicines or product candidates, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Further, both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion and to undertake corrective remedies.

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

Our approved medicines and our product candidates are subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. We may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Similarly, the European Commission may require a RMP in order to collect additional information on a medicine's safety profile which may include plans for pharmacovigilance activities and measures to minimize risks. In addition, if the FDA, European Commission or comparable foreign regulatory authorities approve a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, post-marketing obligations, storage, advertising, promotion, import, export and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. For example, we are subject to ongoing FDA and European Commission obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for Livmarli, which requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with cGMP requirements and with the FDA’s and equivalent foreign good clinical practice (“GCP”).

In addition, Livmarli was the subject of a marketing authorization granted by the European Commission in accordance with Article 14.8 of Regulation (EC) No 726/2004 of the European Medicines Agency (“EMA”) regulations under exceptional circumstances. This type of authorization is reviewed annually to reassess the risk-benefit balance of the medicinal product. The purpose of any specific procedures/obligations imposed as part of the marketing authorization granted in exceptional circumstances is to contribute to the provision of information on the safe and effective use of the product. Grant of a marketing authorization in exceptional circumstances is for a renewable period of one year and will normally not lead to the completion of a full dossier/approval.

We are subject to various FDA and European Commission post-marketing requirements across our approved medicines, including the conduct and submission of non-clinical, clinical and registry studies and the FDA’s and EU’s prohibition against marketing medicines in uses that are not approved. These and similar requirements could be imposed by the FDA, European Commission or comparable foreign regulatory authorities for any approved product.

In addition, manufacturers of drug and biologic products and their facilities are subject to continual review and periodic inspections by the FDA, the competent authorities of the individual EU Member States, or comparable foreign regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, such events may result in, among other things:

•
restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•
fines, untitled letters, warning letters or holds on clinical trials;
•
refusal by the FDA or European Commission to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•
product seizure or detention, or refusal to permit the import or export of a product; and
•
injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above or any similar event or penalty may inhibit our ability to commercialize our approved medicines or our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s, European Commission’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for our product candidates or restrict marketing of any then-approved product. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We may pursue approval in the U.S. or certain countries in Europe using accelerated, exceptional circumstances or conditional approval pathways, which typically require commitments to complete additional clinical trials. The additional clinical trials may not confirm the treatment effect, which may result in the loss of marketing authorization under accelerated approval, exceptional circumstances or conditional approval.

Our business depends, in part, on the success of our product candidates, each of which requires significant clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Our business and future success depends, in part, on our ability to obtain regulatory approval for, and then successfully commercialize our product candidates. Our product candidates will require clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Further, we are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, European Commission or comparable foreign regulatory authorities, and we may never receive such regulatory approvals for our product candidates.

Our clinical trials may not be successful and may not be completed on time or at all, and the FDA, EMA or comparable regulatory authorities may disagree with the design or implementation of our clinical trials. For example, in certain of our ongoing clinical trials, the primary efficacy endpoint is a patient-reported outcome or a caregiver-reported outcome measuring the decrease in severity of pruritus. The FDA, EMA or comparable foreign regulatory authorities may not accept such patient-reported outcomes or caregiver-reported outcomes as validated. If modifications are needed for our study design to support the submission of an application for marketing approval, incorporating such modifications may be costly and could lead to delays in obtaining approval from the FDA, European Commission or comparable foreign regulatory authorities, which may significantly, adversely and materially affect our ability to successfully commercialize our product candidates. Further, even if we make changes to the study design to address these considerations, the FDA, European Commission or comparable foreign regulatory authorities may not approve our product candidates.

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA, EMA or comparable foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, the FDA typically requires results from two well controlled Phase 3 clinical trials to support an NDA submission seeking approval to market a new drug. We believe that the positive results from our Phase 3 MARCH clinical trial, will be sufficient to support our NDA supplement submitted February 2023 seeking approval for Livmarli for the treatment of cholestatic pruritus associated with PFIC. In addition, in April 2023, we submitted a variation application and data from our MARCH Phase 3 clinical trial for PFIC to the EMA seeking to extend the label for Livmarli to include the treatment of PFIC in patients two months of age or older. However, the FDA or the EMA may require additional Phase 3 trials in order to expand the label or may reject expansion altogether.

To the extent that the results of our clinical trials are not satisfactory to the FDA, EMA or comparable foreign regulatory authorities for support of a marketing application, approval for our product candidates may be significantly delayed or prevented, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional clinical trials in support of potential approval for our product candidates.

While Chenodal is standard of care for CTX, it is not approved for that indication and we cannot promote or market it until it is approved for CTX which may be delayed or denied, which could adversely affect Chenodal revenues.

Chenodal is approved for radiolucent stones in the gallbladder yet is used primarily as standard of care for CTX. While healthcare professionals have broad prescribing authority for patients under their care and the FDA has provided a letter acknowledging Chenodal as a medical necessity for CTX, prescriptions for this indication are not strictly on label. As such, any change in this view from the FDA could result in an adverse effect to the ability to sell Chenodal in this indication. Unless and until Chenodal is approved for CTX, we cannot market or promote Chenodal for CTX, which limits its growth potential.

We recently announced topline results of a Phase 3 clinical trial to evaluate the effects of Chenodal in patients with CTX, known as the RESTORE study. While RESTORE is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States, FDA may not agree with our interpretation of the results and may ask for additional data to be submitted or may deny an approval for CTX. FDA may also not agree with the completeness of our planned NDA submission and may ask for additional non-clinical, manufacturing or supportive clinical data. We have orphan designation for Chenodal for CTX which has the potential to allow seven years of orphan exclusivity upon approval. If we do not receive approval for CTX, we will not have the benefit of this orphan exclusivity. Furthermore, even with approval, we may not receive the benefit of the orphan designation or such designation may not prevent a generic launch for the treatment of radiolucent gallstones. Any such delay or denial of approval and orphan exclusivity for the treatment of CTX could lead to an adverse impact to, our business, financial condition and results of operations.

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

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. In the case of our product candidates, we are seeking to develop treatments for rare diseases for which there is limited clinical experience, and our planned clinical trials use novel end points and measurement methodologies, which add complexity to the conduct of and analysis of data from our clinical trials and may delay or prevent regulatory approval.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow clinical trial protocols, or if our clinical trials are otherwise disrupted, the integrity of data from our clinical trials may be compromised or not accepted by the FDA, EMA or comparable foreign regulatory authorities, which would represent a significant setback for the applicable program. Additional safety data generated from our expanded access program and post-marketing studies could be different from, including less favorable than, the data generated and discussed with regulatory authorities to date. Our clinical trials may not be successful, and any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in other indications.

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs for us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA, EMA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an IND application or similar regulatory filing. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome.

We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•
the FDA, EMA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials or agreement to commence our clinical trials;
•
the FDA’s, EU Member State competent authorities’, or comparable foreign regulatory authorities’ failure to accept our proposed manufacturing processes and suppliers and/or requirement to provide additional information regarding our manufacturing processes before providing marketing authorization;
•
any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•
obtaining approval from one or more institutional review boards (“IRBs”) or ethics committees;
•
IRBs or ethics committees refusing to approve, suspending or terminating the clinical trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the clinical trial;
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
•
a facility manufacturing our product candidates or any of their components being ordered by the FDA, EU Member State competent authorities or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•
any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
•
the impact of geopolitical and macroeconomic developments on our ongoing and planned clinical trials; and
•
failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, suspension or termination.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA, European Commission or comparable foreign regulatory authorities, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S., the EMA and EU Member State competent authorities in the EU and by comparable foreign regulatory authorities in other markets. In the U.S., the EU and many foreign countries, we are not permitted to market our product candidates until we receive regulatory approval from the FDA, European Commission or comparable foreign regulatory authorities. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

Prior to obtaining approval to commercialize a product candidate in the U.S. or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, European Commission or comparable foreign regulatory authorities. The FDA, EMA or comparable regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. For example, we recently announced positive results from our Phase 3 MARCH clinical trial of Livmarli in PFIC, and we have submitted an sNDA for Livmarli to the FDA in February 2023 for the treatment of cholestatic pruritus associated with PFIC and a marketing authorization variation to the EMA in April 2023 for Livmarli in the treatment of PFIC. However, the FDA or the EMA may not agree with our interpretation of the results and FDA and the European Commission may not grant approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or the validation of our caregiver and patient reported outcome instruments;
•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
the FDA, EMA or comparable foreign regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the U.S.;
•
we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for any of its proposed indications;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to satisfy the FDA, EMA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submissions in the EU or other foreign jurisdictions or to obtain regulatory approval in the U.S. or elsewhere;
•
approval or orphan status may be blocked or rejected by the FDA or the European Commission;
•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•
the approval policies or regulations of the FDA, European Commission or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any of the above events could prevent us from achieving market approval of our product candidates and could substantially increase the costs of commercializing our product candidates. The demand for our product candidates could also be negatively impacted by any adverse effects of a competitor’s product or treatment.

Of the large number of drugs in development, only a small percentage successfully complete the FDA, European Commission or comparable foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete clinical trials and receive approval of an NDA or equivalent EU or foreign marketing application for our product candidates, the FDA, European Commission or comparable foreign regulatory authorities may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS in the US or RMP in the EU, which may be required to ensure safe use of the drug after approval. For example, for Livmarli we have submitted an sNDA to the FDA in February 2023 for the treatment of cholestatic pruritus associated with PFIC and an application for marketing authorization variation to the EMA in April 2023 for the treatment of PFIC, which may not result in approval or may result in approval contingent on additional clinical trials or implementation of a REMS or RMP. The FDA, European Commission or comparable foreign regulatory authorities also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA, European Commission or comparable foreign regulatory authorities may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. The FDA has set the PDUFA date for the PFIC sNDA as March 13, 2024. If approval is granted by the FDA, the approval may or may not happen on the PDUFA date. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

If we fail to develop and commercialize additional product candidates, we may be unable to grow our business. Further, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We plan to acquire rights to develop and commercialize product candidates in addition to our current approved medicines and our current product candidates. If we decide to pursue the development and commercialization of any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities. We do not currently have the necessary drug discovery personnel or expertise adequate to discover and develop an additional product candidate on our own. Any other product candidates will require additional, time-consuming development efforts, and significant financial resources, prior to commercial sale, including preclinical studies, extensive clinical trials and approval by the FDA, European Commission or comparable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. Because we have limited financial and personnel resources, we focus on specific product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. We may focus our efforts and resources on product candidates that ultimately prove to be unsuccessful.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in May 2018. For the nine months ended September 30, 2023 and 2022, we reported a net loss of $127.8 million and $99.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of $520.6 million.

We expect to continue to incur net losses for the foreseeable future as we look to acquire products and product candidates, continue our clinical development of, and seek regulatory approvals for, our product candidates and as we continue commercializing our approved medicines in the U.S. and in certain countries in Europe. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. For example, we have generated limited product revenues from our approved medicines and our approved medicines may not be successfully commercialized. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the COVID-19 pandemic and military conflicts and related sanctions, such as the ongoing conflicts between Ukraine and Russia and in Israel and the surrounding areas. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate. For example, inflation rates have increased recently to levels not seen in years in many countries, including in the U.S., and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In response to rising inflation, the U.S. Federal Reserve and other central banks have raised, and may again raise, interest rates, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining global economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Additionally, financial markets around the world experienced volatility due to recent bank failures and ongoing military conflicts such as between Ukraine and Russia and in Israel and the surrounding areas. For example, in connection with the military conflict between Russia and Ukraine, the U.S., United Kingdom and EU, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of any of our approved medicines. As a result, our business and results of operations may be adversely affected by ongoing and future conflicts and any related sanctions. We have operations, as well as current and potential new suppliers and manufacturers, throughout Europe. If economic conditions in Europe and other key markets for our business remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition or results of operations.

If the market opportunities for our product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.

If the size of the market opportunities in each of our target indications or for any assets or product candidates that we may acquire, is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus the clinical development and commercialization of our approved medicines on rare diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Lastly, the potentially addressable patient population for any of our potential indications may even be further reduced if gene therapy products become more widely accepted and approved.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that product candidate in other jurisdictions.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product candidates is also subject to approval.

Regulatory authorities in jurisdictions outside of the U.S. and the EU have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions, and the regulatory approval process outside the U.S. and EU generally includes all of the risks associated with obtaining FDA and European Commission approval. Consequently, approval by the FDA does not ensure approval by the European Commission, approval by the European Commission does not assure approval by the FDA, and approval of either or both of the FDA and European Commission does not assure approval by regulatory authorities in other countries or jurisdictions. Further, marketing approvals in countries outside the U.S., including in the EU, do not ensure pricing approvals in those countries or in any other countries, and marketing approvals and pricing approvals do not ensure that reimbursement will be obtained. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any of our product candidates will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

Disruptions at the FDA, EMA and other government agencies caused by funding shortages or global health concerns could negatively impact our business.

The ability of the FDA, the competent authorities of EU Member States and other government agencies to review and approve proposed clinical trials or new product candidates can be affected by a variety of factors, including, but not limited to, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect these regulatory agencies’ ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, European Commission, EMA and other government agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of the U.S. Congress failing to timely raise the U.S. debt ceiling, or if global health concerns continue to prevent the FDA, EMA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, European Commission or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.

In the U.S., Europe, and some other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. For example, Germany introduced changes to its laws governing reimbursement of medicinal products that impact, among others, orphan designation medicinal products. Previously, orphan designation drugs were presumed to provide an additional benefit upon obtaining a marketing authorization and, therefore, subject to a “limited assessment” by the German authority competent for reimbursement (G-BA) as long as the sales of the orphan designation medicinal product remained under the threshold of € 50 million in 12 months. Above this threshold, an orphan designation medicinal product would be subject to a full assessment by the G-BA regarding its benefits compared to an appropriate comparator therapy, just like any other medicinal product. This threshold will be lowered to € 30 million in the future, and if we exceed this threshold, we will need to undergo a full assessment in accordance with the German laws governing reimbursement, which may impact the reimbursement of our approved medicines. Other countries may adopt similar or new approaches that may impact the reimbursement of our product(s), increase our operating costs and impact profitability. Additionally, if adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.

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

Further, the IRA will, among other things, (i) allow HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

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

At the state level, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our approved medicines and our other product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that the Affordable Care Act, the IRA and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our approved medicines and our product candidates, if approved.

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
•
economic weakness, including inflation, or political instability in particular foreign economies and markets, including as a result of ongoing military conflicts and rising interest rates;
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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, generic pharmaceutical companies and universities and other research institutions who are active in rare disease. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than our product candidates, which may negatively affect our commercial opportunities. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Ipsen have IBATis in clinical development for cholestatic liver diseases. We are aware that Ipsen has received approval for odevixibat for the treatment of pruritus in patients with PFIC, and pruritus in patients with ALGS 12 months and older, in the U.S. and for the treatment of PFIC in Europe. Ipsen has been granted orphan designation for PFIC in Europe and if Livmarli is deemed similar, it could prevent the approval of Livmarli in PFIC or result in a refusal by the European Commission to maintain orphan designation for Livmarli for PFIC in Europe. We are aware that Ipsen has submitted a variation application to the EMA seeking approval for odevixibat for use in patients with ALGS. In July 2023, the EMA Committee on Human Medicinal Products (“CHMP”) adopted a positive opinion concerning the application. The EMA Committee for Orphan Medicinal Products (“COMP”) recommended, however, that orphan designation not be retained in relation to odevixibat for treatment of ALGS. Ipsen is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. Other off-label medications are also used in ALGS and PFIC for cholestatic pruritus such as Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors. Despite the lack of FDA approval, these older, generic agents are perceived as part of the standard of care for treating ALGS and PFIC patients suffering from cholestatic pruritus.

We are aware that GlaxoSmithKline plc has completed a Phase 2 trial of its IBATi in PBC patients and is conducting a Phase 3 trial in PBC. We are also aware that Intercept Pharmaceuticals, Inc. is exploring BA as an indication for obeticholic acid. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are not aware of FDA or European Commission approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor and IPN60250, NGM Biopharmaceuticals Inc.’s NGM282, Escient Pharmaceuticals’s EP547, Chemomab Therapeutics Ltd.’s CM-101, and Pliant Therapeutics’ bexotegrast. Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Intercept’s Ocaliva and bezafibrate, Cymabay’s seladelpar, Ipsen’s elafibranor, Zydus Therapeutics Inc.’s saroglitazar magnesium, Escient Pharmaceuticals Inc.’s EP547, NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Ascletis Pharma’s ASC42, and Umecrine Cognition’s golexanolone.

Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our approved medicines, including Chenodal and Cholbam, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity.

There are other approved chenodeoxycholic acid products available outside of the United States. Both Dr. Falk Pharma GmbH and Leadiant Biosciences, Inc. have FDA Orphan Drug Designations granted for the treatment of CTX (granted in 2004 and 2007, respectively); however neither company, based on publicly available information, has initiated any prospective clinical studies in CTX.

There are currently no FDA-approved treatments in the United States that compete with Cholbam. There are other approved cholic acid products available outside of the United States. Laboratoires CTRS has received approval from the EMA for a version of cholic acid.

In December 2019, the CREATES Act was enacted, which provides a legislatively defined private right of action under which generic companies can bring suit against companies who refuse access to product for the bioequivalence testing needed to support approval of a generic product. It is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. We are in the process of providing samples to certain generic manufacturers.

Even though we have obtained orphan drug designation for Livmarli in PFIC, ALGS and BA, and Chenodal in CTX, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products, grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC, ALGS and BA in the U.S. We also received orphan drug designation for Livmarli for PFIC, ALGS and BA in the EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or European Commission determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the European Commission may approve another drug for the same indication as Livmarli despite its orphan exclusivity on the basis that it is not a similar medicinal product or if it is considered safer, more effective, or otherwise clinically superior. Conversely, the European Commission may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. Specifically, Ipsen has been granted orphan designation for PFIC in the EU and if Livmarli is deemed similar, it could prevent the approval of, or result in the loss of orphan designation for, Livmarli for PFIC in the EU. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC, ALGS and BA, if we receive approval for Livmarli for a modified or different indication, our current orphan designations may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process in the U.S. or the EU. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

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

We have formed and may continue to form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our approved medicines, our product candidates and any future product candidates that we may develop. We also intend to establish commercial partnerships outside of North America and in major European markets.

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

Our failure to successfully in-license, acquire, develop and market additional product candidates or approved medicines would impair our ability to grow our business.

Although a substantial amount of our efforts are focused on the clinical development, potential regulatory approval and commercialization of our product candidates, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to treat patients with liver disease. Because we do not have the necessary internal research and development capabilities, unless we build such capabilities internally, we will be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising biopharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with us for the license or acquisition of product candidates and approved medicines. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all. Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA, the European Commission and other similar regulatory authorities. All product candidates are prone to risks of failure during biopharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, any approved medicines that we acquire may not have the market potential we believe, be manufactured or sold profitably, or achieve market acceptance.

We may fail to realize all of the anticipated benefits of the Bile Acid Portfolio Acquisition or those benefits may take longer to realize than expected.

We believe that there are significant benefits that may be realized from the Bile Acid Portfolio Acquisition. The full benefits of the Bile Acid Portfolio Acquisition, including the anticipated financial contribution of newly acquired assets, may not be realized as expected, may be diminished due to competition or may not be achieved within the anticipated time frame, or at all. For example, the Phase 3 RESTORE study may not result in an approval. Failure to achieve the anticipated benefits of the Bile Acid Portfolio Acquisition could adversely affect our results of operations or cash flows, divert needed resources away from our current products, decrease or delay any accretive effect of the Bile Acid Portfolio Acquisition and negatively impact the price of our common stock.

In addition, we will be required to devote significant attention to complete the post-closing integration of the acquired assets and rely on Travere for certain transition services. We may not be able to integrate the acquired assets successfully. We have hired additional employees as part of the transaction and may not successfully integrate or deploy them for commercialization of the acquired products. We plan to transfer and enter new contracts for a number of vendors that support the manufacture and distribution of the acquired assets. If we fail to successfully integrate the acquired assets, our results of operations could be adversely affected. The integration process will continue to require significant time and resources, require significant attention from management and may disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business.

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

As of September 30, 2023, we had 249 full time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our commercialization efforts while focusing on other areas of our business;
•
managing our internal development efforts effectively, including the clinical and regulatory review process for Livmarli, Cholbam, Chenodal and volixibat, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our approved medicines, any then-approved product and product candidates depends, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our approved medicines, any then-approved product and product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our approved medicines and product candidates. Our ability to obtain clinical supplies of these products could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Our employees, independent contractors, principal investigators, CROs, consultants, strategic partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA, EU, individual EU Member States or comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information to the FDA, EMA, the competent authorities of individual EU Member States or comparable foreign regulatory authorities; (2) manufacturing standards; (3) healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or (4) laws that require the true, complete and accurate reporting of our financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. If we obtain regulatory approval for any of our product candidates and begin commercializing those products in the U.S. and in certain countries in Europe, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Our relationships with customers, physicians and third-party payors may be subject, directly or indirectly, to federal, state and equivalent foreign healthcare fraud and abuse laws, false claims laws, transparency laws, health information privacy and security laws and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners or vendors violate these laws, we could face substantial penalties.

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

Our business is subject to complex and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations relating to privacy and data protection. Our actual or perceived failure to comply with such obligations could result in regulatory investigations or actions, litigations (including class claims) and mass arbitration demands, fines and penalties, disruptions of and changes to our business practices, monetary penalties, reputational harm, loss of revenue or profits, and other adverse business consequences.

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

At the state level, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents, including consumers, business representatives and employees, certain rights related to their personal data. The CCPA provides for administrative fines for violations (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. The CCPA has expanded substantially as a result of the California Privacy Rights Act of 2020 (“CPRA”), which took effect January 1, 2023. The CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and established a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have also enacted data privacy laws, several of which take effect in 2023 including Virginia, Utah, Colorado, and Connecticut. These state laws and the CCPA create certain rights for individuals, including the right to access, correct, delete, and opt-out of certain processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our approved medicines and services. While these states, like the CCPA, also exempt some data in the context of clinical trials, these developments further complicate compliance efforts and increase legal risks and compliance costs for us and our third-party partners. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Privacy advocates and industry groups have also proposed, and may propose, standards with which we are legally or contractually bound to comply.

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR (together “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Document Act (“PIPEDA”) and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, and violators of these laws face significant penalties.

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

We are subject to the GDPR because of our data processing activities that involve the personal data of individuals residing in the European Economic Area (“EEA”) and UK, such as in connection with our clinical trials in Europe, and early access program in multiple EU countries, and because of any potential processing of personal data carried out in the context of the activities of our relevant European subsidiaries. In addition, we maintain an office in Switzerland, which subjects us to privacy and data protection laws and regulations similar to the GDPR under the Swiss Federal Act on Data Protection, or the FADP. The FADP applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The FADP has been revised and adopted by the Swiss Parliament. Companies have been required to comply with the revised version of the FADP and its revised ordinances since September 1, 2023, which may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

Furthermore, the EU GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data”, including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offences or convictions where allowed under local law and confirmed by potential employee in employment situations. Under the GDPR, companies that do not comply may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR or 17.5 million pounds sterling under the UK GDPR, or in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Additionally, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations.

In the ordinary course of business, we may transfer personal data from Europe (including from our European subsidiaries) and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and/or cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard data protection clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including limitations of our ability to conduct clinical trial activities in Europe and/or elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer personal data and work with partners, vendors and other third parties, and/or injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants and activist groups.

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

investigations, fines, penalties, audits, inspections, and similar), litigation (including class action claims), mass arbitration demands, and other liabilities, claims for damages by affected individuals, orders to destroy or not use personal information, imprisonment of company officials, additional reporting requirements and/or oversight, interruptions or stoppages in our business operations (including, as relevant, clinical trials), and damage to our reputation. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and growth prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our approved medicines; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Any collaboration arrangements that we have or may enter into in the future may not be successful or may result in product diversion, which could adversely affect our ability to develop and commercialize our approved medicines and any then-approved product.

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
•
collaborators may not pursue development and commercialization of our approved medicines and any then-approved product or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
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
•
collaborators may own or co-own intellectual property covering our approved medicines and any then-approved product that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•
a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

Risks Related to Our Reliance on Third Parties

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. For example, we entered into an assignment and license agreement with Shire pursuant to which we were assigned exclusive global rights to license intellectual property and know-how related to Livmarli and volixibat, rights to license know-how related to Livmarli from Pfizer, certain patents and know-how related to volixibat from Sanofi and certain patents and know-how related to Livmarli and volixibat from Satiogen, which we subsequently acquired in May 2022. We also acquired licensed rights to commercialize Cholbam and Chenodal from certain parties via the Bile Acid Portfolio Acquisition. We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize our product candidates.

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

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the competent authorities of the individual EU Member States, or comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA, the competent authorities of the individual EU Member States, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may not determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We rely completely on third parties to manufacture and distribute our clinical and commercial drug supplies, including certain sole-source suppliers and manufacturers. These third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug substance, drug product, labeled finished product in a timely fashion, or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture or distribute our clinical and commercial drug supplies. Instead, we rely on contracted third parties.

We do not currently have any long-term agreements or commitment with a manufacturer to produce raw materials, active pharmaceutical ingredients (“APIs”) and the finished products of our product candidates or the associated packaging. We will need to continue to identify and qualify a third-party manufacturer prior to commercialization of our product candidates, and we intend to enter into agreements for commercial production with third-party suppliers. For our approved medicines, we are reliant on third parties to successfully manufacture drug substance components and the finished drug product in accordance with regulatory requirements and in sufficient quantities for commercialization. We are also reliant on third parties for the manufacture of packaging, labeling and oral dosing dispensers for our approved medicines. As our approved medicines are intended to treat rare diseases, we will only require a low-volume of raw materials and APIs, and in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop our product candidates or to commercialize our currently approved medicines and any product candidates that are approved in the future.

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

In the event of any of the foregoing or in the event such third parties fail to meet our needs, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require review and approval by the FDA, the competent authorities of the individual EU Member States or comparable foreign regulatory authorities. Any need to find and qualify new suppliers or manufacturers could adversely impact our ability to commercialize our approved medicines or our product candidates, if approved. Additionally, we and our manufacturers do not currently maintain significant inventory of drug substances and other materials. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Although we are ultimately responsible for ensuring compliance with regulatory requirements such as current good manufacturing practices (“cGMPs”), we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMP for production of both drug substances and finished products. Facilities used by our contract suppliers and manufacturers to produce the drug substances and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities including the competent authorities of the individual EU Member States. A number of our contract suppliers and manufacturers must comply with cGMP requirements enforced by the FDA, the competent authorities of the individual EU Member States, and other equivalent foreign authorities, through their facilities inspection program and review of submitted technical information. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s, the competent authorities of the individual EU Member States, and other equivalent foreign authorities’ strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities and our ability to secure supplies of our approved medicines or our product candidates will be negatively affected.

In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the safety of our approved medicines is compromised due to a failure to adhere to applicable laws or for other reasons, the manufacturing facilities may need to be closed for an extended period of time and we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our approved medicines.

We and our third-party suppliers and manufacturers are vulnerable to geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflicts between Ukraine and Russia and in Israel and the surrounding areas, any related sanctions, future pandemics, increasing inflation rates and the responses by central banking authorities to control such inflation, which could negatively impact the availability or cost of materials and the third parties on which we rely. Similarly, the manufacturing facilities of a majority of our suppliers are located outside of the U.S. This may give rise to difficulties in importing our product into the U.S. or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. If such events result in any interruption in the supply of a drug substance or other material or in the manufacture of our approved medicines, such interruption could have a material adverse effect on our business, financial condition, operating results and prospects.

We rely on a single specialty pharmacy and a single distributor for all of our sales of our approved medicines in the U.S. and use a single distributor in certain countries in Europe. If either the specialty pharmacy or the distributor becomes subject to bankruptcy or is acquired by a company that wants to terminate the relationship with us, and we are required to transition to a new specialty pharmacy or distributor, such transition may result in an inability for us to collect outstanding receivables, a decline in our revenue, results of operations and cash flows. Further, we are in the process of switching or adding contract manufacturing organizations for both Livmarli and volixibat, which is cost-intensive and time-consuming. We are also in the process of transferring contractual and technical responsibilities for manufacturing activities related to Cholbam and Chenodal. The success of these transfers is necessary for continuous supply to clinical trials and potential future commercial demand.

Risks Related to Our Financial Position and Capital Requirements

We may need substantial additional financing to continue our commercialization efforts for our approved medicines, develop our product candidates and implement our operating plans. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development and seek regulatory approval of our product candidates. We will require significant additional amounts in order to continue our marketing and sales efforts for our approved medicines, prepare for commercialization for our product candidates, and, if approved, to launch and commercialize our product candidates.

Based on our current and anticipated level of operations, we believe our existing cash, cash equivalents and investments, will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. As a result of adverse geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing conflicts between Ukraine and Russia and in Israel and the surrounding areas, the COVID-19 pandemic, actions taken to slow its spread, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our approved medicines and product candidates or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold $316.3 million aggregate principal amount of indebtedness under the Notes. Further, in August 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock. Additionally, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, if we elect to settle our conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our approved medicines and product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital.

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

As of September 30, 2023, we had $316.3 million aggregate principal amount of indebtedness under the Notes.

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

Risks Related to Our Intellectual Property

We do not currently have patent protection for certain of our approved medicines or rely on regulatory exclusivity. If we are unable to obtain and maintain sufficient intellectual property protection for our approved medicines and our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our approved medicines and our other product candidates, if approved, may be adversely affected.

Our commercial success will depend in part on obtaining and maintaining a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. We do not have, and do not expect to obtain, patent protection for Chenodal or Cholbam. Any unauthorized disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our approved medicines or product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

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
•
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, import, and sell our approved medicines or our product candidates;
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
•
because patent applications in the U.S. and most other jurisdictions are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our approved medicines or our product candidates, proprietary technologies and their uses;
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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our approved medicines, our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

•
others may be able to make compounds that are similar to our approved medicines and our product candidates but that are not covered by the claims of our patents;
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
•
we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our approved medicines and any then-approved medicine;
•
we cannot ensure that we will be able to successfully commercialize our approved medicines and any then-approved product on a substantial scale, if approved, before the relevant patents that we own or license expire; or
•
the patents of others may have an adverse effect on our business.

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

We cannot be certain that the claims in our issued patents and pending patent applications covering our approved medicines or our product candidates will be considered patentable by the USPTO, courts in the U.S., or by patent offices and courts in foreign jurisdictions. Furthermore, the laws of some foreign jurisdictions do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property.

The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our approved medicines or our product candidates in the U.S. or in foreign jurisdictions. Even if such patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition or other post-grant proceeding to our patents could deprive us of exclusive rights necessary for the successful commercialization of our approved medicines or our product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for approved medicines or our product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to our approved medicines or our product candidates is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our approved medicines or our product candidates.

Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our approved medicines or our product candidates under patent protection would be reduced. In addition, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. A patent term extension of up to five years based on regulatory delay may be available in the U.S. under the Hatch-Waxman Act. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Further, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, an approved method for using it or a method for manufacturing it may be extended. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our approved medicines and our product candidates and drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, such as third parties involved in the manufacture of our approved medicines and our product candidates and third parties involved in our clinical trials to enter into confidentiality agreements. We cannot be certain that all such agreements have been duly executed, that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

We are a party to a number of license agreements under which we are granted intellectual property rights that are important to our business. For example, certain trade secrets related to maralixibat are licensed from Pfizer, and patents, patent applications and trade secrets related to volixibat are licensed from Sanofi. Our existing license agreements as related to maralixibat and volixibat impose various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under a license agreement, or we are subject to a bankruptcy, the license agreement may be terminated, in which event we would not be able to develop, commercialize or market our approved medicines or other product candidates, as the case may be.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our approved medicines and our product candidates, and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

Presently we have intellectual property rights, through licenses from third parties related to our approved medicines and our product candidates. For example, we have license agreements with Shire and Satiogen for both maralixibat and volixibat. We have our license agreement with Shire, Satiogen and Pfizer for our intellectual property rights covering maralixibat. Further, we have our license agreement with Sanofi for our intellectual property rights covering volixibat. Because our programs may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, Livmarli or our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for Livmarli or our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to commercialize our approved medicines or our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, either on reasonable terms, or at all. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights on commercially reasonable terms, our ability to commercialize our approved medicines and any then-approved product, and our business, financial condition and prospects for growth could suffer.

Third-party claims alleging intellectual property infringement may prevent or delay our drug discovery and development efforts.

Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, post-grant proceedings, interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. The America Invents Act introduced new procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are marketing our approved medicines and developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our approved medicines and our product candidates may give rise to claims of infringement of the patent rights of others.

The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. Any of our approved medicines or our current or future product candidates may infringe existing or future patents. We may not be aware of patents that have already issued that a third party might assert are infringed by our approved medicines or one of our current or future product candidates. Nevertheless, we are not aware of any issued patents that will prevent us from marketing our approved medicines or our product candidates.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our approved medicines or our product candidates. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that our approved medicines, our product candidates or our technologies may infringe, or which such third parties claim are infringed by the use of our technologies. Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our approved medicines or one or more of our product candidates. Defense of these claims, regardless of their merit, could involve substantial expenses and could be a substantial diversion of employee resources from our business.

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
•
cause development delays;
•
prevent us from commercializing our approved medicines or our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
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

If we are sued for patent infringement, we would need to demonstrate that our approved medicines and any then-approved product or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do either. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our approved medicines or our product candidates.

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
•
pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our approved medicines, our product candidates or the use thereof;
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

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our approved medicines and any then-approved product. Further, we may incorrectly determine that our technologies, our approved medicines and any then-approved product, or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or internationally that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our approved medicines or our product candidates.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our approved medicines, our product candidates and future approved medicines or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are marketing our approved medicines and developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our approved medicines and our product candidates. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other jurisdictions have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

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

We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our approved medicines and our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our approved medicines and our product candidates, which could harm our business significantly. Even if we were able to obtain a license, the rights may be nonexclusive, which may give our competitors access to the same intellectual property.

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

In addition, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer or third party with authorized access. Our security measures may not prevent an employee, consultant or customer from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our approved medicines and any then-approved product that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. Trade secrets may over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our approved medicines and any then-approved product and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2023 to November 1, 2023 has ranged from a low of $19.19 to a high of $32.85. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:

•
the degree of physician and patient adoption of our approved medicines and use of our approved medicines necessary for commercial success;
•
our failure to grow and maintain our own sales force to market our approved medicines;
•
our ability to market and sell our approved medicines, where approved;
•
any delay in our regulatory filings for Livmarli, Chenodal or volixibat and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
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
•
changes in laws or regulations applicable to our approved medicines and our product candidates, including but not limited to clinical trial requirements for approvals;
•
changes in the structure of health care payment systems;
•
the failure to obtain coverage and adequate reimbursement of our approved medicines and our product candidates, if approved;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•
our inability to maintain or establish collaborations if needed;
•
our ability to in-license, acquire, develop and market additional product candidates or approved medicines;
•
management transitions and additions or departures of key scientific or management personnel;
•
unanticipated serious safety concerns related to the use of our approved medicines or our product candidates;
•
introduction of new products or services offered by us or our competitors;
•
announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•
our ability to effectively manage our growth;
•
the size and growth, if any, of the markets for our approved medicines with approved indications;
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
•
geopolitical and macroeconomic developments, including the ongoing military conflicts, the COVID-19 pandemic, economic slowdowns, recessions, inflation, bank failures, rising interest rates and tightening of credit markets; and
•
other events or factors, many of which are beyond our control.

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

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the 2022 Shelf Registration. For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

The sensitive information processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties on which we depend to operate our business, may be vulnerable to cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of threats, including but not limited to errors or malfeasance by our personnel or the personnel of the third parties, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks (such as credential stuffing), social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing), ransomware, supply-chain attacks, server malfunctions, software or hardware failure, loss of data or other information technology assets, adware, telecommunications failures and other similar threats. Threat actors may continue to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more difficult for us to identify, investigate and recover from incidents. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work remains common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee communications, and other functions. Likewise, we rely on third-party research institution collaborators, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our approved medicines and our product candidates, and similar events relating to their computer systems or data could also have a material adverse effect on our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our approved medicines and services.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the U.S., to sell our approved medicines and any then-approved product internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

As of June 30, 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2023. Additionally, we will no longer qualify as a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or comparable foreign regulatory authorities.

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

We expect the rules and regulations applicable to public companies to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our consolidated net loss and may require us to reduce costs in other areas of our business or increase the prices of our approved medicines and any then-approved product or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 2, 2023, we entered into the 2023 Sales Agreement with the Sales Agents, pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in the ATM Offering. We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The 2023 Sales Agreement contains customary representations, warranties and agreements, indemnification rights and obligations of the parties and termination provisions. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. No sales may be made under the 2023 Sales Agreement until a prospectus supplement relating to the ATM Offering is filed with the Securities and Exchange Commission.

The ATM Offering is being made under a prospectus supplement dated November 2, 2023, and related prospectus to be filed with the SEC pursuant to our automatic shelf registration statement on Form S-3 (Registration No. 333-267357).

A copy of the 2023 Sales Agreement is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q. A copy of the opinion of Cooley LLP relating to the validity of the securities issued in the ATM Offering is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

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

5.1*	Opinion of Cooley, LLP.

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 7, 2023).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 17, 2023).

10.3*	Sales Agreement by and between the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co., dated November 2, 2023.

10.4

Mirum Pharmaceuticals, Inc. Amended and Restated Severance Benefit Plan and form of Participation Agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 30, 2023).

10.5

Offer Letter by and between the Company and Eric Bjerkholt, dated August 8, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2023).

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

Mirum Pharmaceuticals, Inc.

Date: November 2, 2023	By:	/s/ Christopher Peetz
Christopher Peetz
President and Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: November 2, 2023	By:	/s/ Eric Bjerkholt
Eric Bjerkholt
Chief Financial Officer (Principal Financial Officer)