Form 10-K
period 2023-12-31
Mirum Pharmaceuticals, Inc.
filed 2024-03-15
CIK 1759425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $830.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $25.87 per share.

The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of March 8, 2024 was 47,003,329.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
the commercialization of our approved medicines and our other product candidates, if approved;
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
•
our expectations regarding the size of target patient populations for our approved medicines and our product candidates, if approved for commercial use, and any additional product candidates we may develop;
•
the size and growth potential of the markets for our approved medicines and our product candidates, and our ability to serve those markets;
•
the rate and degree of market acceptance of our approved medicines and our product candidates, as well as third-party payor coverage and reimbursement for our approved medicines and our product candidates;
•
our ability to attract collaborators with development, regulatory and commercialization expertise;
•
our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our approved medicines and our product candidates;
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
•
If we are unable to adequately grow, maintain and scale our marketing and sales capabilities or enter into or maintain rights pursuant to agreements with third parties to market and sell our approved medicines, we may not be able to generate sufficient revenues.
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
•
We do not currently have patent protection or regulatory exclusivity for certain of our approved medicines or rely solely upon regulatory exclusivity. If we are unable to obtain and maintain sufficient intellectual property protection for our approved medicines and our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our approved medicines and our other product candidates, if approved, may be adversely affected.
•
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could adversely impact our investors’ confidence in our financial reports and our stock price could be adversely affected.

v

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the identification, acquisition, development and commercialization of novel therapies for debilitating rare and orphan diseases.

We have three approved medicines: LIVMARLI® (maralixibat) oral solution (“Livmarli”), Cholbam® (cholic acid) capsules (“Cholbam”), and Chenodal® (chenodiol) tablets (“Chenodal”).

Livmarli is a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor (“IBATi”) that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States and various other countries around the world and for cholestatic pruritus in patient with progressive familial intrahepatic cholestasis (“PFIC”) in the United States. We market and commercialize Livmarli in the United States and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We submitted a marketing authorization variation to the European Medicines Agency (“EMA”) in April 2023 for cholestatic pruritus in patients with PFIC, for which we expect an approval decision in the first half of 2024 based on positive data from our MARCH Phase 3 clinical trial of Livmarli in patients with PFIC. In February 2024, we submitted an additional Supplemental New Drug Application (“sNDA”) to the U.S. Food and Drug Administration (“FDA”) for cholestatic pruritus in patients with PFIC to introduce a higher concentration formulation of Livmarli used during the MARCH Phase 3 clinical trial intended to enable a label expansion for younger patients with PFIC and we expect an approval decision later in 2024.

On August 31, 2023, we completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Bile Acid Medicines”) pursuant to an asset purchase agreement dated July 16, 2023 (such acquisition, the “Bile Acid Portfolio Acquisition”). The FDA approved Cholbam in March 2015 as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for adjunctive treatment of patients with peroxisomal disorders, including peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”) and Smith-Lemli-Opitz syndrome (“SLOS”). Chenodal is approved for the treatment of radiolucent stones in the gallbladder and has received medical necessity recognition by the FDA for the treatment of cerebrotendinous xanthomatosis (“CTX”). We commercialize Chenodal and Cholbam in the United States through our specialized and focused commercial team. We have also assumed several license and distribution agreements with several rare disease companies for the commercialization of Chenodal and Cholbam in additional countries. In October 2023, we reported positive topline data from our RESTORE clinical trial evaluating Chenodal in patients with CTX. We plan to submit a new drug application for Chenodal for the treatment of CTX to the FDA in the first half of 2024.

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

Our Strategy

Our goal is to strengthen our leadership position in rare and orphan diseases for which the unmet medical need is high. The key components of our strategy include:

•
Commercialize and advance regulatory approvals of Livmarli for the treatment of ALGS internationally. Livmarli is approved by the FDA and the European Commission for the treatment of cholestatic pruritus in patients with ALGS three months of age and older and two months of age and older, respectively. We are commercializing Livmarli in the United States through one specialty pharmacy and certain countries in Europe through direct sales. Additionally, we have entered into several distributor and licensing agreements to advance Livmarli in numerous territories outside of the markets where we commercialize Livmarli directly.
•
Commercialize Livmarli for the treatment of PFIC in the United States, and, if approved, internationally. Livmarli has been granted breakthrough therapy designation by the FDA for PFIC type 2. We submitted an sNDA to the FDA in February 2023, which was approved on March 13, 2024, and we submitted a marketing authorization variation to the EMA in April 2023, for which we expect an approval decision in the first half of 2024, each based on positive data from our MARCH Phase 3 clinical trial of Livmarli in patients with PFIC. In February 2024, we submitted an additional sNDA to the FDA to introduce a higher concentration formulation of Livmarli used during the MARCH Phase 3 clinical trial intended to enable a label expansion for younger patients with PFIC and we expect an approval decision later in 2024.
•
Commercialize and further develop Chenodal and Cholbam. Chenodal is standard of care in the U.S. for the treatment of CTX under a medical necessity recognition from the FDA. We plan to submit an NDA for Chenodal for the treatment of CTX in the first half of 2024. Cholbam is approved for the treatment of bile acid synthesis disorders and adjunctive treatment of patients with peroxisomal disorders, including PBD-ZSD and SLOS and we expect to continue to commercialize the medicine for these indications. We are commercializing Chenodal and Cholbam in the United States through one specialty pharmacy.
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

Our Product Pipeline

The following graphic depicts each of our approved medicines and product candidates, the respective indications we are pursuing, the expected next milestones and regulatory designations:

Our Approved Medicines

Livmarli for cholestatic pruritus in patients with ALGS

Livmarli is a novel, orally administered, minimally-absorbed solution approved by the FDA as a once daily medicine for cholestatic pruritus in patients with ALGS three months of age and older and by the EMA as a once daily medicine for cholestatic pruritus in patients with ALGS two months of age and older. Livmarli is an IBATi that prevents absorption of bile acids in the ileum, thereby lowering serum bile acid (“sBA”) levels in settings of cholestasis where excess bile acids cause symptomatic and progressive disease burden.

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

We believe the prevalent patient population in the United States and Europe is approximately 4,000 - 5,500 pediatric ALGS patients, which, based on our current expectations and beliefs, represents a greater than $500.0 million market opportunity. ALGS is estimated to impact one out of every 30,000 births globally.

Livmarli for cholestatic pruritis in patients with PFIC

Livmarli is a novel, orally administered, minimally-absorbed solution approved by the FDA as a once daily medicine for cholestatic pruritus in patients with PFIC five years of age and older.

PFIC is a group of rare autosomal recessive liver diseases characterized by canalicular bile transport defects, resulting in disrupted bile formation, progressive cholestasis with elevation of sBA, and pruritus. In children, PFIC represents 10% to 15% of indications for liver transplant, either due to intractable pruritus or end-stage liver disease. The most prevalent PFIC types are bile salt export pump (“BSEP”) deficiency, also known as PFIC2 (50%–60%), multidrug resistance protein 3 (MDR3) deficiency, also known as PFIC3 (30%–40%), and familial intrahepatic cholestasis-associated protein 1 (FIC1) deficiency, also known as PFIC1 (10%–20%). Other types include tight junction protein 2 (TJP2) deficiency, also known as PFIC4 and myosin VB (MYO5B) deficiency, also known as PFIC6. In addition, a minority of patients with PFIC phenotype elude genetic diagnosis using current methods, and are diagnosed clinically.

Severe pruritus is a common feature of PFIC, greatly affecting quality of life, and leading to liver transplant when symptoms are refractory. The accumulation of bile acids in PFIC is an important mediator of pruritus and driver of liver disease progression. Patients suffer from growth impairment and require fat-soluble vitamin supplementation. Interruption of the enterohepatic bile acid recirculation has the potential to alleviate pruritus and prevent liver damage. Surgical biliary diversion (“SBD”) has been performed to interrupt the enterohepatic circulation of bile acids in pruritic children who are not responsive to clinical management. In a large retrospective analysis in BSEP deficiency, reduction of sBA levels by ≥75% or to <102 μmol/L after SBD was associated with long-term native liver survival.

We believe the prevalent patient population in the United States and Europe is approximately 1,000 pediatric PFIC patients.

Chenodal

Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. While indicated for radiolucent stones in the gallbladder, Chenodal has received medical necessity recognition by the FDA for the treatment of CTX, and is the standard of care for CTX, although it is not currently labeled or promoted for this indication. CTX is a rare, progressive and underdiagnosed bile acid synthesis disorder affecting many parts of the body. We estimate there are 1,000 - 2,000 prevalent CTX patients in the United States, however only 10% are currently diagnosed. In September 2022, Chenodal was granted Fast Track designation by the FDA for the treatment of CTX. In October 2023, we presented positive top line results from the Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX. The study objective was to evaluate the safety and efficacy of Chenodal by measurement of urine bile alcohols and other secondary measures. The primary endpoint of reduction in bile alcohols (urine 23S-pentol) was highly statistically significant (p<0.0001). The difference between placebo and active Chenodal at the end of the randomized double-blind withdrawal period was 20-fold.

In CTX, a deficiency of the bile acid CDCA leads to a buildup of bile alcohols which precedes a toxic accumulation of cholestanol. Cholestanol is the key driver of symptomatic burden and disease progression, including irreversible neurologic dysfunction. Results from the RESTORE study demonstrated that treatment with Chenodal not only improved urine bile alcohols but also serum cholestanol. Additionally, a greater proportion of patients receiving placebo required blinded rescue therapy, demonstrating the robustness of the effect.

The most commonly reported adverse events while on Chenodal were diarrhea and headache. The majority of adverse events reported were mild or moderate in severity and not considered to be treatment-related. We expect to submit an NDA for the treatment of CTX to the FDA in the first half of 2024.

Cholbam for the treatment of bile acid synthesis disorders and peroxisomal disorders, including PBD-ZSD and SLOS

The FDA approved Cholbam (cholic acid capsules) in March 2015, as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for adjunctive treatment of patients with peroxisomal disorders, including PBD-ZSD and SLOS. The effectiveness of Cholbam has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders. An estimated 200 to 300 patients in the United States are current candidates for therapy.

Our Clinical Product Candidates

Livmarli in PFIC outside of the United States

We submitted a marketing authorization variation to the EMA in April 2023, for which we expect an approval decision in the first half of 2024, based on positive data from our MARCH Phase 3 clinical trial of Livmarli in patients with PFIC.

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

PSC is a serious, idiopathic chronic cholestatic liver disease characterized by the progressive inflammation and destruction of bile ducts, which can lead to life-threatening complications. It is estimated that approximately 54,000 people in the United States and Europe suffer from PSC. Up to approximately 65% of PSC patients suffer from pruritus during the course of the disease. Liver transplantation is the only treatment shown to improve clinical outcomes in PSC but is expensive, requires long-term administration of immunosuppressants and only a portion of the patients who require a liver transplant are able to match with a suitable donor organ. Ursodeoxycholic acid (“UDCA”), is used off-label in PSC with conflicting evidence. We are conducting the VISTAS Phase 2b clinical trial of volixibat in patients with pruritus and PSC. VISTAS is an adaptive, randomized Phase 2b clinical trial evaluating the effect of volixibat on pruritus, sBA and fibrosis markers in patients with PSC and pruritus. We expect an interim analysis from VISTAS in the first half of 2024.

PBC is a chronic, rare, cholestatic liver disease characterized by progressive liver bile flow impairment caused by immune-mediated destruction of intrahepatic bile ducts. This results in increased hepatic bile acid concentrations, which leads to a local inflammatory response in the liver that progresses to hepatic fibrosis, cirrhosis, and hepatic decompensation. The incidence rates for PBC in Europe, North America, Asia, and Australia are reported as ranging from 0.33 to 5.8 per 100,000 people, with a prevalence ranging from 1.91 to 40.2 per 100,000 people, resulting in approximately 230,000 patients across the United States and Europe suffering from PBC. Up to approximately 60% of PSC patients suffer from pruritus during the course of the disease. We are conducting the VANTAGE Phase 2b clinical trial of volixibat in patients with pruritus and PBC and we expect interim results from VANTAGE in the first half of 2024.

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

License, Finance, Royalty Agreements and Asset Purchases

Assignment and License Agreement with Shire International GmbH (Takeda)

In November 2018, we entered into an assignment and license agreement (“Shire License Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda Pharmaceutical Company Limited. Pursuant to the Shire License Agreement, Shire assigned, transferred and conveyed all of its right, title and interest in and to the Pfizer Agreement, Satiogen Agreement and Sanofi Agreement, (collectively, the “Assigned License Agreements”), each of which is defined below.

In addition, Shire granted us an exclusive, royalty bearing, sublicensable, worldwide license under certain regulatory materials as well as patents and know-how, which we refer to collectively as the Shire IP, relating to the Livmarli compound and the volixibat compound in development by Shire as of that date, which we collectively refer to as the Shire Licensed Products, to develop, have developed, make, have made, use, sell, have sold, offer for sale or import the Shire Licensed Products worldwide for the therapeutic or prophylactic application in human health. We have sole authority and responsibility over development and commercialization activities for the Shire Licensed Products, and we are required to use commercially reasonable efforts to perform certain development, regulatory and commercialization activities with respect to the PFIC and ALGS indications for Livmarli and unspecified indications with respect to volixibat. We will solely own all inventions and discoveries arising out of activities conducted by us under the Shire License Agreement. We will also be responsible for the preparation, filing, prosecution and maintenance of patents under the Shire License Agreement and the cost thereof. We have the first right, but are not obligated, to enforce any patent licensed under the Shire License Agreement.

We are required to pay Shire up to an aggregate of $109.5 million upon the achievement of certain other clinical development and regulatory milestones for Livmarli in the PFIC and ALGS indications, and a $25.0 million payment upon regulatory approval of Livmarli for each and every other indication. Each such milestone payment will be paid only once for each such indication during the term of the Shire License Agreement, the first time Livmarli reaches such milestone event, regardless of the number of times such milestone is reached by Livmarli for the same indication. In addition, we are required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Each such milestone payment will be paid only once for the first indication for which volixibat is developed during the term of the Shire License Agreement, the first time volixibat reaches such milestone event, regardless of the number of products or the number of indications for which volixibat is developed.

Under the Shire License Agreement and Assigned License Agreements, to date, we have met clinical development, regulatory and sales milestones resulting in the payment of an aggregate of $71.0 million related to our Livmarli and volixibat programs.

Upon achievement of certain thresholds for aggregate worldwide net sales for all Shire Licensed Products, we are required to pay Shire, on a one-time, non-refundable and non-creditable basis, up to an aggregate of $30.0 million in tiered sales milestone payments. In the fourth quarter of 2023, we paid Shire $5.0 million based on the achievement of a sales milestone. Lastly, upon certain annual worldwide net sales of all Shire Licensed Products, we are required to pay Shire, on a non-refundable and non-creditable basis, tiered royalties with rates ranging from low double-digits to mid-teens (“Shire royalties”). As we make royalty payments to Satiogen, which is defined below, under the Satiogen Agreement, the Shire royalties will be reduced by a low single digit percentage of net sales. Similarly, if we actually make royalty payments to Sanofi, which is defined below, under the Sanofi Agreement, the Shire royalties will be reduced by low to high single digit percentages of certain net sales thresholds.

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

License Agreement with Pfizer Inc.

Through the Shire License Agreement, we were assigned the rights to the license agreement (“Pfizer Agreement”), with Pfizer Inc. (“Pfizer”), pursuant to which we obtained an exclusive, worldwide license to Pfizer’s know-how related to Livmarli, (“the Pfizer Know-How”). Under the Pfizer Agreement, we are permitted to research, develop, manufacture and commercialize products utilizing the Pfizer Know-How for the diagnosis, treatment, prevention, mitigation and cure of human diseases and disorders, and to sublicense such rights. Pfizer retained the right to use the Pfizer Know-How to conduct internal research and to use a third party to conduct research on Pfizer’s behalf.

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

License Agreement with Satiogen Pharmaceuticals, Inc.

Through the Shire License Agreement, we were assigned the rights to the license agreement, as amended (“Satiogen Agreement”), with Satiogen Pharmaceuticals, Inc. (“Satiogen”), now a wholly-owned Mirum entity, under which we obtained an exclusive, worldwide license to certain patents and know-how controlled by Satiogen related to ASBTis (“ASBTi Technology”), and TGR5 agonists (“TGR5 Technology”). Under the Satiogen Agreement, we are permitted to develop, manufacture and commercialize products utilizing the ASBTi Technology or TGR5 Technology for the diagnosis, treatment, prevention, mitigation and cure of human diseases and disorders, other than diabetes, obesity or a combination thereof, and to sublicense such rights. In March 2017, the Satiogen Agreement was amended to terminate the license of certain patents related to the ASBTi Technology and TGR5 Technology as each relates to diabetes and obesity. In May 2022, we completed the merger and acquisition of Satiogen in which Satiogen became our wholly-owned subsidiary.

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

Commercial Agreements related to Cholbam

Asset Purchase Agreement with Asklepion Pharmaceuticals, LLC

Through the Bile Acid Portfolio Acquisition, we were assigned the rights to the Asset Purchase Agreement (“Asklepion APA”), dated January 10, 2015, between Travere and Asklepion Pharmaceuticals, LLC (“Asklepion”), pursuant to which we acquired all right, title and interest to certain assets of Asklepion aimed at the development of products related to cholic acid (“Cholic Acid Products”). Pursuant to the Asklepion APA, we are required to pay Asklepion high single-digit to low double-digit tiered royalties on worldwide net revenues of Cholic Acid Products.

Master Services Agreement with The Aliceanna Group LLC

Through the Bile Acid Portfolio Acquisition, we were assigned Travere’s rights and obligations under the Master Services Agreement (“Aliceanna MSA”), dated January 10, 2015, between Travere and The Aliceanna Group LLC (“Aliceanna”) related to the performance of certain development services by Aliceanna related to Cholic Acid Products. Pursuant to the Aliceanna MSA, we are obligated to pay Aliceanna a low single-digit royalty on net revenues of Cholic Acid Products.

Commercial Agreements related to Chenodal

License and Manufacturing Agreement with LGM Pharma

Through the Bile Acid Portfolio Acquisition, we were assigned the rights to the License and Manufacturing Agreement, dated November 4, 2009, between LGM Pharma, formerly Nexgen Pharma, Inc. (“LGM”), and Manchester Pharmaceuticals, Inc. (together with its affiliates, “Manchester”) related to the manufacture of Chenodal, pursuant to which we obtained an exclusive, perpetual license to market Chenodal in the U.S. under the terms of an abbreviated new drug application approved by the FDA and owned by LGM, which grants to LGM the authority to manufacture and sell Chenodal in the U.S.

International Rights Purchase Agreement with Manchester Pharmaceuticals LLC

Through the Bile Acid Portfolio Acquisition, we were assigned the rights to the International Rights Purchase Agreement (“Manchester IRPA”), dated March 26, 2014, between Travere and Manchester, pursuant to which we acquired all right, title and interest to certain products of Manchester related to chenodiol (“Chenodiol Products”). Pursuant to the Manchester IRPA, we are obligated to pay Manchester a mid-single-digit to low double-digit royalty on net sales of certain Chenodiol Products outside of the U.S.

Membership Interest Purchase Agreement with Loring Creek Holdings LLC et al.

Through the Bile Acid Portfolio Acquisition, we were assigned Travere’s rights and obligations under the Membership Interest Purchase Agreement (“Manchester MIPA”), dated March 26, 2014, among, on the one hand, Travere, and on the other, Loring Creek Holdings LLC and certain individuals (collectively, the “MIPA Sellers”), pursuant to which Travere had acquired from the MIPA Sellers all issued and outstanding membership interests in Manchester Pharmaceuticals LLC. Pursuant to the Manchester MIPA, we are obligated to pay the MIPA Sellers a mid-single-digit to low double-digit royalty on net sales of certain Chenodiol Products in the U.S.

Asklepion APA

Pursuant to the Asklepion APA, we are required to pay Asklepion a low single-digit royalty on net sales of Chenodal in the U.S.

Revenue Interest Purchase Agreement with Oberland

In December 2020, we entered into a Revenue Interest Purchase Agreement (“RIPA”) with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers. Pursuant to the RIPA, the Purchasers paid us $50.0 million on closing and $65.0 million in April 2021, less certain transaction expenses. In April 2023, we exercised our option to terminate the RIPA and repurchase all future revenue interests from the Purchasers in exchange for a payment of $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated with no further payments due to the Purchasers and the $100.0 million of previously restricted cash equivalents was no longer restricted from use.

Convertible Notes

In April 2023, we completed an offering of $316.3 million aggregate principal of 4.00% Convertible Senior Notes due 2029 (the “Notes”), which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of $305.3 million after deducting the initial purchasers’ discounts and commissions and offering expenses. We used a portion of the net proceeds to repurchase the revenue interests pursuant to the RIPA, entered into in December 2020, as amended in September 2021.

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

We have developed and continue to develop patent portfolios around our product candidates, Livmarli (maralixibat) and volixibat. We have rights to pending patent applications in the United States, Europe, South Korea, Hong Kong, Mexico and Singapore covering the methods of treating various cholestatic liver indications using maralixibat and/or volixibat which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to an issued United States Patent No. 11,376,251 in the United States directed to treating ALGS in a pediatric subject with maralixibat, expiring in October 2032. This patent is listed in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”) for Livmarli. We have rights to two issued patents in the United States directed to treating or ameliorating PFIC2 and treating or ameliorating a pediatric disorder characterized by having a non-truncating BSEP mutation selected from PFIC2, BRIC2, and drug induced cholestasis in a pediatric subject comprising administering Livmarli, both of which expire in October 2032. We have rights to two issued United States Patents Nos. 11,229,647 and 11,497,745 in the United States directed to treating ALGS in a pediatric subject comprising administering Livmarli to the subject expiring in February 2040. Both of these patents are listed in the Orange Book for Livmarli. We have rights to granted and/or issued patents in Australia, Brazil, Canada, China, Israel, Japan, Mexico, South Korea, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Turkmenistan, South Africa and Macau covering the methods of treating cholestasis using IBATis that have limited systemic exposure, which expire in October 2032. We also have rights to pending patent applications in United States, Europe, Eurasia,Hong Kong and Singapore, covering methods of treating pediatric cholestatic liver diseases using IBATis that have limited systemic exposure, which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to granted and/or issued patents in Australia, Brazil, Canada, China, Israel, Japan, Mexico, South Korea, South Africa, Singapore, Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Slovak Republic, Spain, Sweden, Switzerland, United Kingdom, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Macau and Turkmenistan covering methods of treating pediatric cholestatic liver diseases using IBATis that have limited systemic exposure, which expire in October 2032. We also have rights to a granted patent in South Africa covering pediatric dosage forms of IBATis that have limited systemic exposure, which expires in October 2032. We have rights to pending patent applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods for modulating a dosage of an IBATi and to methods for using patient genotype to predict response to IBATi administration in patients with BSEP deficiency. We have rights to pending applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods for treating cholestatic liver disease comprising administering higher dosages of IBATis. We have rights to pending applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods of increasing growth in pediatric subjects having cholestatic liver disease by administering IBATis. Any patents issuing from these applications would expire in February 2040, absent any patent term adjustments or extensions. We have rights to pending applications in the United States, Argentina, Taiwan and Patent Cooperation Treaty (“PCT”) directed to formulations of Livmarli which, if issued, would expire in October 2042, absent any patent term adjustments or extensions. We have rights to pending applications in the United States, Taiwan and PCT directed to treatment with IBATis in the fasted state which, if issued, would expire in October 2042, absent any patent term adjustments or extensions. We have rights to pending applications in the United States, Taiwan and PCT directed to increased event-free survival of long-term maralixibat patients which, if issued, would expire in November 2042, absent any patent term adjustments or extensions. We have rights to pending applications in the United States, Argentina, Taiwan, Uruguay, Paraguay and PCT directed to highly pure maralixibat forms and intermediates which, if issued, would expire in September 2043, absent any patent term adjustments or extensions. We have rights to pending applications in the United States and PCT directed to maralixibat compositions and solid dosage forms which, if issued, would expire in October 2043, absent any patent term adjustments or extensions. We have rights to pending applications in the United States, Taiwan, and PCT directed to treatment of PFIC with maralixibat which, if issued, would expire in October 2043, absent any patent term adjustments or extensions. We have licensed patent applications in the United States and a pending application in Europe from Satiogen covering therapeutic uses of IBATis that have limited systemic exposure for treating inflammatory intestinal conditions, which, if issued, would expire in May 2031, absent any patent term adjustments or extensions. Two of these Satiogen applications have issued as United States Patent No. 10,251,880 and 11,260,053, the latter being Orange-Book listed for Livmarli. We have licensed an issued United States patent, as well as issued foreign counterparts in Argentina, Austria, Australia, Belgium, Canada, Switzerland, China, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Ireland, Israel, India, Italy, Japan, South Korea, Liechtenstein, Mexico, Malaysia, Netherlands, Norway, Portugal, Russia, Sweden, Singapore, Taiwan, Turkey, and Brazil from Sanofi, that cover the composition and methods of making volixibat and salts thereof, expiring in December 2027. Patents related to Livmarli and volixibat may be eligible for patent term extensions in certain jurisdictions, including the United States, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted and/or issued. Similar to the patent term-extensions in the United States, Supplementary Protection Certificates (“SPCs”) serve as an extension to a patent right in the European Union (“EU”) for up to five years. SPCs have been granted for maralixibat for EP2771003 in Austria, Denmark, Italy, Netherlands, and Portugal, and are pending in Belgium, Czech Republic, Germany, Estonia, Spain, Finland, France, United Kingdom, Ireland, Norway, Poland, Sweden, and Slovakia.

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

In addition, we currently have orphan drug designation for Livmarli for the treatment of ALGS, PFIC, PSC and PBC in the United States and the EU, providing the opportunity to receive seven years of market exclusivity in the United States, which can be extended to seven and a half years if trials are conducted in accordance with an agreed-upon pediatric investigational plan, and ten years of market exclusivity in the EU, which can be extended to 12 years in the EU if trials are conducted in accordance with an agreed-upon pediatric investigational plan.

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

Sales, Marketing and Distribution

We believe we have built the commercial infrastructure necessary to effectively support the commercialization of our approved medicines, and volixibat, if approved, in North America and certain countries in Europe and are using strategic partners, and distributors to assist in the commercialization of our approved medicines and volixibat in other markets.

The commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. Additional capabilities important to the marketplace include the management of key accounts such as managed care organizations, group-purchasing organizations, specialty pharmacies, government accounts and reimbursement support. Based on the number of physicians that treat cholestatic liver diseases, we have designed our commercial organization to target the relevant audience for our approved medicines and volixibat, if approved, in North America and certain countries in Europe primarily through an internal sales force. To maintain and further develop the appropriate commercial infrastructure, we have invested and expect to continue to invest significant amounts of financial and management resources in our commercial organization.

In addition, we have built a medical affairs organization and multiple capabilities across North America and Europe to meet the scientific and medical educational needs of the healthcare providers and patients in the rare disease community that are focused on providing accurate disease state and balanced product information for appropriate management of patients with rare disorders. Medical affairs is comprised of medical information, patient advocacy, patient diagnosis, medical science liaisons, research and educational grants.

We have entered into a services agreement with Eversana, a leading provider of commercial support services to the life science industry, to provide integrated nationwide distribution, specialty pharmacy, medical information, patient services and hub support for our approved medicines in the United States. For Livmarli, we have entered into a service agreement with Movianto to provide integrated distribution outside the United States.

Our approved medicines are currently distributed in the U.S. and Canada, through a single specialty pharmacy. Sales of our approved medicines outside of the U.S., Canada and certain EU countries are sold either directly by us, or to our authorized distributors or license partners. Both the specialty pharmacy and the authorized distributors act as intermediaries between us and the end-users and generally do not stock significant quantities of our products. In certain countries, governments place large periodic orders. The timing of these orders can be inconsistent and can create quarter-to-quarter variation in revenue.

Further, in 2023, we began selling Livmarli to pharmacies in certain European countries which act as intermediaries between us and end-users. These pharmacies do not stock significant amounts of inventory.

Manufacturing

We do not own or operate manufacturing facilities for the production of our approved medicines and volixibat or other product candidates that we may develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished products, including clinical supplies. Over the course of the development of our IBATis we have used and continue to use multiple third-party contract manufacturers. We have entered into and expect to continue to enter into agreements for commercial production of our approved medicines. We do not have any current contractual arrangements for the manufacture of commercial supplies of volixibat. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

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

We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Ipsen Pharma (“Ipsen”) have IBATis in clinical development for cholestatic liver diseases.

We are aware Ipsen has received approval for odevixibat for the treatment of pruritus in patients with PFIC, and pruritus in patients with ALGS 12 months and older, in the U.S., and for the treatment of PFIC in certain European countries. Ipsen has been granted orphan designation for PFIC in certain European countries and if Livmarli is deemed similar, it could prevent the approval of Livmarli in PFIC or result in a refusal by the European Commission to maintain orphan designation for Livmarli for PFIC in the European Economic Area (“EEA”). We are aware that Ipsen has submitted a marketing application to the EMA seeking approval for odevixibat for the treatment of cholestatic pruritus in patients with ALGS. Ipsen is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. Other off-label medications are also used in ALGS and PFIC for cholestatic pruritus such as Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors. Despite the lack of FDA approval, these older, generic agents are perceived as part of the standard of care for treating ALGS and PFIC patients suffering from cholestatic pruritus. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. Additionally, surgical interventions, such as partial external biliary diversion and nasobiliary drainage, and extracorporeal liver support, such as Molecular Adsorbent Recirculation System, are also employed in an attempt to lower bile acid levels, manage pruritus and improve measures of liver function.

In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Intercept’s Ocaliva and bezafibrate, Cymabay’s seladelpar, Ipsen’s elafibranor, Zydus Therapeutics Inc.’s saroglitazar magnesium, Escient Pharmaceuticals Inc.’s EP547, NGM Biopharmaceuticals, Inc.’s NGM282,

Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Ascletis Pharma’s ASC42, Umecrine Cognition’s golexanolone, and GlaxoSmithKline’s linerixibat, another IBATi.

We are not aware of FDA or European Commission approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Cymabay’s seladelpar, DURECT Corporation’s DUR928, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Intercept’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor and IPN60250 NGM Biopharmaceuticals Inc.’s NGM282, Escient Pharmaceuticals’s EP547, Chemomab Therapeutics Ltd.’s CM-101, and Pliant Therapeutics’ bexotegrast.

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

There are other approved chenodeoxycholic acid products available outside of the U.S. Both Dr. Falk Pharma GmbH and Leadiant Biosciences, Inc. have FDA Orphan Drug Designations granted for the treatment of CTX (granted in 2004 and 2007, respectively); however, neither company, based on publicly available information, has initiated any prospective clinical studies in CTX.

There are currently no FDA-approved treatments in the U.S. that compete with Cholbam. There are other approved cholic acid products available outside of the U.S. and Laboratoires CTRS has received approval from the EMA for a version of cholic acid.

Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an abbreviated new drug application (“ANDA”) seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our approved medicines, including Chenodal and Cholbam, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity.

In December 2019, the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”) was enacted, which provides a legislatively defined private right of action under which generic companies can bring suit against companies who refuse access to product for the bioequivalence testing needed to support approval of a generic product. It is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. We have provided samples to certain generic manufacturers.

Government Regulation and Product Approval

As a pharmaceutical company that operates globally, we are subject to extensive regulation. Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. Generally, our activities in other countries are or will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the EU are addressed in a centralized way, but country-specific regulation remains essential in many respects.

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Orphan drug status in the EU has similar but not identical benefits in that jurisdiction.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time during the patent’s term between the effective date of an IND and the submission date of an NDA plus the time during the patent’s term between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

Other U.S. Healthcare Laws and Compliance Requirements

We are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and health care provider transparency or “sunshine” laws and regulations.

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

We also are or will become subject to privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, in relation to clinical trials in Europe, we are subject to Regulation (EU) 2016/679, the General Data Protection Regulation and similar laws in European countries outside of the EU (collectively, the “GDPR”), in relation to our collection, control, processing and other use of personal data (i.e., data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area, including the health and medical information of these participants. The GDPR also provides that EU Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to EU rules with respect to cross-border transfers of personal data out of the EU and European Economic Area. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR, and we maintain an office in Switzerland, which has similar privacy and data protection laws and regulations. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

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

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Among other things, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expanded eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a Medicare Part D coverage gap discount program; established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products

At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in July 2021 the current administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the current administration’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023,

HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear if and how this program will be implemented and whether it will be subject challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. Any such approved importation plans, if implemented, may result in lower drug prices for products covered by those programs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we or our potential collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of an application for a clinical trial authorization (“CTA”), much like the IND prior to the commencement of human clinical trials.

Clinical Trials in the EU

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls. In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (“CTR”), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (“CTD”).

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the CTR, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System(“CTIS”); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

EU Review and approval process

In the EU, medicinal products can only be commercialized after a related marketing authorization has been granted. To obtain a marketing authorization for a product in the EU, an applicant must submit a Marketing Authorization Application (“MAA”), either under a centralized procedure administered by the EMA or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA (which is comprised of the 27 EU Member States plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the

EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of other EU Member States. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

A marketing authorization has, in principle, an initial validity of five years. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original marketing authorization was granted. To support the application, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized marketing authorization) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional marketing authorization for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional marketing authorization is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional marketing authorization can be converted into a traditional marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the marketing authorization will cease to be renewed.

A marketing authorization may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional marketing authorization, a marketing authorization granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard marketing authorization. However, unlike the conditional marketing authorization, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the marketing authorization will be withdrawn if the risk-benefit ratio is no longer favorable.

Pediatric Development in the EU

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”) agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate (“SPC”) if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Data and Market Exclusivity

The EU provides opportunities for data and market exclusivity related to marketing authorizations. Upon receiving a marketing authorization, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial marketing authorization of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Orphan Designation in the EU

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. A marketing authorization for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-authorization Requirements in the EU

Where a marketing authorization is granted in relation to a medicinal product in the EU, the holder of the marketing authorization is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), which may require approval by the competent national authorities in connection with a marketing authorization. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Pricing, Coverage and Reimbursement in the EU

In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (“HTA”) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA Regulation”) was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the EU.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Human Capital Management

As of December 31, 2023, we employed 264 employees, all of whom are full time, consisting of clinical, research, operations, finance and business development personnel. Forty of our employees hold Ph.D. or M.D. degrees. Further, 202 of our employees are located in the United States, and 56 in Europe and six in Canada. As of December 31, 2023, none of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

We expect to continue to add employees in 2024, with a focus on clinical, research and development and commercialization activities. We continually evaluate the business need and opportunity to expand our team and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We have implemented and continue to enhance safety measures in all our facilities, including establishing clear and regular policies, safety protocols and updates to all employees.

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

We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity. To accomplish this, we have included questions in our engagement survey to measure employee perception of inclusive culture. In 2020, we established a Culture Team that now consists of two sub-teams, one internationally and one in the United States with over 15 employees across a representative cross-section of departments. Amongst other initiatives, our Culture Team engages in continual discussions across the various business functions to identify potential actions to address areas of improvement and is focused on building accountability across the organization to ensure we meet our diversity objectives.

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

Risks Related to Commercialization of our Approved Medicines and Development of our Product Candidates

The success of our business depends, in part, on our ability to commercialize our approved medicines profitably.

Livmarli, Chenodal, and Cholbam are our approved medicines. The success of our business depends, in part, on our ability to commercialize our approved medicines profitably. Our successful commercialization of our approved medicines depends on a number of factors, including, among others, the following:

•
our ability to grow and maintain our sales team in the United States (“U.S.”), Canada, and certain countries in Europe, as well as scale our distribution capabilities in these locations and others where our products are available;
•
the availability of adequate reimbursement and a commercially viable sales price of our approved medicines;
•
acceptance by physicians, payors and patients of the benefits, safety and efficacy of our approved medicines, including relative to alternative and competing treatments;
•
a continued acceptable safety profile of our approved medicines;
•
the effect of recent or forthcoming health care legislation and regulatory changes in the locations where our approved medicines are authorized;
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
•
our ability to compete successfully with the marketing and sale of compounded and generic versions of our medicines; and
•
sufficient patient population that would benefit from our approved medicines as they are intended for use in rare diseases for which the patient population is small.

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

To successfully commercialize our approved medicines, we must grow, maintain and appropriately scale our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have established our own commercial capabilities in the U.S. to commercialize our approved medicines. We are also in the process of further establishing our capabilities related to Livmarli in certain major European markets and Canada and have entered into a limited number of partner and distributor agreements in other select geographies. We plan to continue to evaluate opportunities to partner with pharmaceutical companies that have established sales and marketing capabilities to commercialize our approved medicines and our product candidates, if approved, outside of these geographies. Our projections of the commercial and sales needs to target these markets may not be accurate. If we are materially off from our projections, our business and operating results would be harmed.

Growing and maintaining our own sales force to market Livmarli and Cholbam is expensive and time-consuming. Moreover, we may not be able to successfully or adequately develop this capability for our product candidates in development. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our approved medicines, and any agreements with such third parties may not be on terms that are favorable to us. To the extent we do rely on third parties to commercialize our approved medicines and our other product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In addition, we have entered into a limited number of partner and distributor agreements. Any loss, commercial failure, or termination of rights pursuant to these agreements could delay or hinder our commercialization efforts.

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

The availability of coverage and adequate reimbursement from private third-party payors such as pharmacy benefit managers and commercial insurers, and governmental healthcare programs, such as Medicaid in the U.S. and equivalent programs in foreign countries, is critical to the commercial success of our approved medicines in the U.S. and in international markets. Coverage may be adversely affected by a number of factors, including, but not limited to:

•
increasing and intense pressure from political, social, competitive and other sources to reduce drug unit costs, access drugs from other countries to achieve better pricing or limit changes in list price;
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

Coverage and reimbursement for drug products can differ significantly across payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our approved medicines to each third-party payor separately, with no assurance that coverage will be obtained or maintained. Additionally, coverage policies and third-party reimbursement rates may change at any time. For example, rebate payments may increase, or prices be adjusted, under value-based purchasing arrangements based on evidence-based measures or outcomes-based measures for a patient or beneficiary based on use of our drug. Thus, even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In many foreign countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control and the proposed pricing for a drug must be approved before it may be lawfully marketed. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product and varies between countries. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels. For instance, governmental authorities in the EU Member States and third-party payors could base pricing and reimbursement terms on what they perceive to be comparable products, even if approved for different indications. In addition, the EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. These pricing and reimbursement decisions may impact the pricing and reimbursement of our approved medicines in such jurisdictions. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations often continue after coverage and reimbursement have been obtained. Reference pricing or pricing comparisons to our competitors used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.

We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in December 2021, Regulation No 2021/2282 on Health Technology Assessment, (“HTA”), amending Directive 2011/24/EU (“HTA Regulation”), was adopted in the EU. The Regulation will apply beginning January 2025. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those product candidates in the EU could be negatively affected.

Historically, products launched in the EU and other foreign countries do not follow the price structures of the U.S. and prices can be significantly lower and the time to obtain pricing and reimbursement approvals is significantly longer. If pricing is set at unsatisfactory levels or if reimbursement of our approved medicines and any future product candidates, if approved, is unavailable or limited in scope or amount, our revenues from sales by us or our partners and the potential profitability of our approved medicines or any future product candidates, if approved, in those countries would be negatively affected.

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
•
limitations, warnings or adverse drug reactions contained in the labeling or product inserts approved by the FDA, European Commission or comparable foreign regulatory authorities, and patients’ and physicians’ assessment of these limitations and warnings;
•
overcoming any biases physicians or patients may have toward particular therapies for the treatment of the indications our approved medicines are approved for (or, if applicable, deemed medically necessary for);
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
•
the timing of market introduction of any of our approved medicines as well as competitive products;
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

In clinical trials of Livmarli, the most commonly reported AEs were diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Additionally, AEs reported in greater than 5% of patients included fat-soluble vitamin deficiency, nausea, liver transaminase increases, gastrointestinal bleeding and bone fracture. The frequency of observed AEs has not increased over time. In clinical trials of volixibat, the most common AEs reported were mild to moderate GI events observed in the volixibat groups. The most common adverse events for Cholbam (≥1%) are diarrhea, reflux esophagitis, malaise, jaundice, skin lesion, nausea, abdominal pain, intestinal polyp, urinary tract infection, and peripheral neuropathy. Related adverse events seen in one patient each from the RESTORE clinical trial assessing Chenodal in patients with CTX, included fatigue, gait disturbance, diarrhea, liver transaminase increase, bilirubin increase, ataxia, tremors, decreased appetite and psychiatric disorder.

Additionally, in respect of our approved medicines or if one or more of our product candidates receives marketing approval, and we or others (including regulatory approval authorities) later identify undesirable side effects caused by our approved medicines or such product candidates or other products with the same or related active ingredients, a number of potentially significant negative consequences could result, including, among other things:

•
regulatory authorities may withdraw approvals of such product, including the FDA, European Commission or comparable foreign regulatory authorities withdrawing approval for the affected medicine;
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

We participate in, or are subject to, the Medicaid Drug Rebate Program, as administered by Centers for Medicare & Medicaid Services (“CMS”), and other federal and state government pricing programs in the U.S., and we may participate, or be asked to participate, in additional government pricing programs or supplemental rebates in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer’s price (“AMP”), for single source and innovator multiple source drugs, effective January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition. In addition, the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate AMP, and best price, for compliance with reporting requirements under the Medicaid Drug Rebate Program. Additionally, several states have a practice of asking, or are increasing activity in requesting supplemental rebates, for covered products. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and best price data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the civil False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

We may face product liability exposure, and if claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability suits for our approved medicines and product candidates. Our approved medicines and our product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, failure to follow instructions, misuse or abuse associated with our approved medicines or our product candidates could result in injury to a patient or even death. In addition, a liability claim may be brought against us even if our approved medicines or our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by, among others, consumers, their family members, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our approved medicines or product candidates. If we are the target of product liability claims, we will incur substantial legal costs, potential liabilities and could incur reputational harm if we do not successfully defend ourselves.

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

If we are found to have improperly promoted off-label uses of our approved medicines, or unapproved uses of our product candidates, if approved, or if we are found to be the cause of physician misuse or off-label use of our approved medicines or our product candidates, if approved, we may become subject to prohibitions on the sale or marketing of such products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

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

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Similarly, the European Commission may require a RMP in order to collect additional information on a medicine’s safety profile which may include plans for pharmacovigilance activities and measures to minimize risks. In addition, if the FDA, European Commission or comparable foreign regulatory authorities approve a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, post-marketing obligations, storage, advertising, promotion, import, export and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. For example, we are subject to ongoing FDA and European Commission obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for Livmarli, which requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with cGMP requirements and with the FDA’s and equivalent foreign good clinical practice (“GCP”). We are also subject to post-marketing obligations for Cholbam including the conduct and submission of registry studies.

In addition, Livmarli was the subject of a marketing authorization granted by the European Commission under exceptional circumstances in accordance with Article 14.8 of Regulation (EC) No 726/2004 relating to the authorization and supervision of medicinal products for human and veterinary use and establishing a EMA. This type of authorization is reviewed annually to reassess the risk-benefit balance of the medicinal product. The purpose of any specific procedures/obligations imposed as part of the marketing authorization granted in exceptional circumstances is to contribute to the provision of information on the safe and effective use of the product. Grant of a marketing authorization in exceptional circumstances is for a renewable period of one year and will normally not lead to the completion of a full dossier/approval.

We are subject to various FDA and EU post-marketing requirements across our approved medicines, including the conduct and submission of non-clinical, clinical and registry studies and the FDA’s and EU’s prohibition against marketing medicines in uses that are not approved. These and similar requirements could be imposed by the FDA, European Commission or comparable foreign regulatory authorities for any approved product.

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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA, EMA or comparable foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, in April 2023, we submitted a variation application and data from our MARCH Phase 3 clinical trial for PFIC to the EMA seeking to extend the label for Livmarli to include the treatment of PFIC in patients two months of age or older. However, the EMA may require additional Phase 3 trials in order to expand the label or may reject expansion altogether.

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

We recently announced topline results of a Phase 3 clinical trial to evaluate the effects of Chenodal in patients with CTX, known as the RESTORE clinical trial. While RESTORE is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the U.S., the FDA may not agree with our interpretation of the results and may ask for additional data to be submitted or may deny an approval for CTX. The FDA may also not agree with the completeness of our planned NDA submission and may ask for additional non-clinical, manufacturing or supportive clinical data. We have orphan designation for Chenodal for CTX which has the potential to allow seven years of orphan exclusivity upon approval. If we do not receive approval for CTX, we will not have the benefit of this orphan exclusivity. Furthermore, even with approval, we may not receive the benefit of the orphan designation or such designation may not prevent a generic launch for the treatment of radiolucent gallstones. Any such delay or denial of approval and orphan exclusivity for the treatment of CTX could lead to an adverse impact to, our business, financial condition and results of operations.

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

Further, each indication for which we are evaluating Livmarli and volixibat is a rare cholestatic liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of Livmarli and volixibat. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. In addition, patients may ultimately decide not to enroll in a particular clinical trial for reasons outside of our control. We are also conducting clinical trials in countries that have not yet had Livmarli or volixibat trials conducted and we have not yet worked with such foreign regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with Livmarli or volixibat. Additionally, other pharmaceutical companies targeting these same cholestatic liver diseases are recruiting clinical trial patients from these patient populations, and have expanded access programs available, which have delayed enrollment in our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays. As a result, we may need to delay the completion of such trials beyond our expected timelines or abandon one or more clinical trials altogether.

Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. For example, in December 2023, we announced that our Phase 2b EMBARK clinical trial evaluating Livmarli in patients with BA did not meet its primary or key secondary endpoints. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. In the case of our product candidates, we are seeking to develop treatments for rare diseases for which there is limited clinical experience, and our planned clinical trials use novel end points and measurement methodologies, which add complexity to the conduct of and analysis of data from our clinical trials and may delay or prevent regulatory approval.

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
•
any failure or delay in reaching an agreement with contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
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
•
the impact of geopolitical and macroeconomic developments on our ongoing and planned clinical trials; and
•
failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, competent authorities of individual EU Member States or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, suspension or termination.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S., the EU and EU Member State competent authorities in the EU and by comparable foreign regulatory authorities in other markets. In the U.S., the EU and many foreign countries, we are not permitted to market our product candidates until we receive regulatory approval from the FDA, European Commission or comparable foreign regulatory authorities. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

Prior to obtaining approval to commercialize a product candidate in the U.S. or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, European Commission or comparable foreign regulatory authorities. The FDA, EMA or comparable regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. For example, we submitted an application for marketing authorization variation to the EMA in April 2023, based on positive data from our MARCH Phase 3 clinical trial of Livmarli in patients with PFIC. However, the EMA may not agree with our interpretation of the results and the European Commission may not grant approval.

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
•
the FDA, EMA or comparable foreign regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the U.S., the EU or the applicable foreign jurisdiction;
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

Even if we eventually complete clinical trials and receive approval of an NDA or equivalent EU or foreign marketing application for our product candidates, the FDA, European Commission or comparable foreign regulatory authorities may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS in the U.S. or RMP in the EU, which may be required to ensure safe use of the drug after approval. The FDA, European Commission or comparable foreign regulatory authorities also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA, European Commission or comparable foreign regulatory authorities may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. We are expecting a decision on the marketing authorization variation application in the EU in 2024, which may not occur on time or at all or be favorable. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in May 2018. For the years ended December 31, 2023, 2022 and 2021, we reported a net loss of $163.4 million, $135.7 million and $84.0 million, respectively. As of December 31, 2023, we had an accumulated deficit of $556.2 million.

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

Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including potential future disruptions in access to bank deposits or lending commitments due to bank failures and military conflicts, such as the ongoing conflicts between Ukraine and Russia and in Israel and the surrounding areas as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate. For example, inflation rates have increased recently to levels not seen in years in many countries, including in the U.S., and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In response to high inflation, the U.S. Federal Reserve and other central banks have raised, and may again raise, interest rates, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining global economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Additionally, financial markets around the world experienced volatility due to bank failures and ongoing military conflicts such as between Ukraine and Russia and in Israel and the surrounding areas, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain. For example, in connection with the military conflict between Russia and Ukraine, the U.S., United Kingdom and EU, along with others, imposed significant sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Similarly, the ongoing military conflict in Israel and the surrounding areas, as well as related responses and counter-responses by various global actors, has led to additional uncertainty in financial markets, including with respect to global shipping and the resulting effects on the cost of goods. Further, a weak or declining economy could strain our suppliers and manufacturers, possibly resulting in additional supply disruption for the production of any of our approved medicines. As a result, our business and results of operations may be adversely affected by ongoing and future conflicts and any related sanctions. We have operations, as well as current and potential new suppliers and manufacturers, throughout Europe. If economic conditions in Europe and other key markets for our business remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition or results of operations.

If the market opportunities for our product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.

If the size of the market opportunities in each of our target indications or for any assets or product candidates that we may acquire, such as the Bile Acid Medicines, is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus the clinical development and commercialization of our approved medicines on rare diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Lastly, the potentially addressable patient population for any of our potential indications may even be further reduced if gene therapy products become more widely accepted and approved.

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

Regulatory authorities in jurisdictions outside of the U.S. and the EU have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions, and the regulatory approval process outside the U.S. and EU generally includes all of the risks associated with obtaining FDA and European Commission approval. Consequently, approval by the FDA does not ensure approval by the European Commission, approval by the European Commission does not assure approval by the FDA, and approval of either or both of the FDA and European Commission does not assure approval by regulatory authorities in other countries or jurisdictions. Further, marketing approvals in countries outside the U.S., including in the EU, do not ensure pricing approvals in those countries or in any other countries, and marketing approvals and pricing approvals do not ensure that reimbursement will be obtained. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any of our approved medicines or product candidates, if approved, will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

Disruptions at the FDA, EMA and other regulatory authorities caused by funding shortages or global health concerns could negatively impact our business.

The ability of the FDA, the competent authorities of EU Member States and other regulatory authorities to review and approve proposed clinical trials or new product candidates can be affected by a variety of factors, including, but not limited to, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect these regulatory agencies’ ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, European Commission, EMA and other regulatory authorities may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of the U.S. Congress failing to timely raise the U.S. debt ceiling, or if global health concerns continue to prevent the FDA, EMA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, European Commission or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.

In the U.S., certain European countries, and some other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. For example, Germany introduced changes to its laws governing reimbursement of medicinal products that impact, among others, orphan designation medicinal products. Previously, orphan designation drugs were presumed to provide an additional benefit upon obtaining a marketing authorization and, therefore, subject to a “limited assessment” by the German authority competent for reimbursement (G-BA) as long as the sales of the orphan designation medicinal product remained under the threshold of € 50 million in 12 months. Above this threshold, an orphan designation medicinal product would be subject to a full assessment by the G-BA regarding its benefits compared to an appropriate comparator therapy, just like any other medicinal product. This threshold will be lowered to € 30 million in the future, and if we exceed this threshold, we will need to undergo a full assessment in accordance with the German laws governing reimbursement, which may impact the reimbursement of our approved medicines. Other countries may adopt similar or new approaches that may impact the reimbursement of our product(s), increase our operating costs and impact profitability. Additionally, if adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.

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

Further, the IRA will, among other things, (i) allow HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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
•
economic weakness, including inflation, or political instability in particular foreign economies and markets, including as a result of high interest rates and ongoing military conflicts, as well as any related political or economic responses and counter-responses or otherwise by various global actors;

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

We are aware Ipsen has received approval for odevixibat for the treatment of pruritus in patients with PFIC, and pruritus in patients with ALGS 12 months and older, in the U.S., and for the treatment of PFIC in certain European countries. Ipsen has been granted orphan designation for PFIC in certain European countries, and if Livmarli is deemed similar, it could prevent the approval of Livmarli in PFIC or result in a refusal by the European Commission to maintain orphan designation for Livmarli for PFIC in the EEA. We are aware that Ipsen has submitted a marketing application to the EMA seeking approval for odevixibat for the treatment of cholestatic pruritus in patients with ALGS. Ipsen is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. Other off-label medications are also used in ALGS and PFIC for cholestatic pruritus such as Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors. Despite the lack of FDA approval, these older, generic agents are perceived as part of the standard of care for treating ALGS and PFIC patients suffering from cholestatic pruritus.

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

In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Intercept Pharmaceuticals, Inc.’s Ocaliva is approved as a second-line treatment for PBC. We are aware of several agents in clinical development for the treatment of PBC including Intercept’s Ocaliva and bezafibrate, Cymabay’s seladelpar, Ipsen’s elafibranor, Zydus Therapeutics Inc.’s saroglitazar magnesium, Escient Pharmaceuticals Inc.’s EP547, NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Ascletis Pharma’s ASC42, Umecrine Cognition’s golexanolone, and GlaxoSmithKline’s linerixibat, another IBATi.

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

There are other approved chenodeoxycholic acid products available outside of the U.S. Both Dr. Falk Pharma GmbH and Leadiant Biosciences, Inc. have FDA Orphan Drug Designations granted for the treatment of CTX (granted in 2004 and 2007, respectively); however neither company, based on publicly available information, has initiated any prospective clinical studies in CTX.

There are currently no FDA-approved treatments in the U.S. that compete with Cholbam. There are other approved cholic acid products available outside of the U.S. and Laboratoires CTRS has received approval from the EMA for a version of cholic acid.

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

In December 2019, the CREATES Act was enacted, which provides a legislatively defined private right of action under which generic companies can bring suit against companies who refuse access to product for the bioequivalence testing needed to support approval of a generic product. It is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. We have provided samples to certain generic manufacturers.

Even though we have obtained orphan drug designation for Livmarli in PFIC and ALGS , and Chenodal in CTX, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

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

In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products, grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the U.S. We also received orphan drug designation for Livmarli for PFIC and ALGS in the EU. The FDA granted orphan drug designation for Chenodal for the treatment of CTX in 2010. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or European Commission determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient, if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the European Commission may approve another drug for the same indication as Livmarli despite its orphan exclusivity on the basis that it is not a similar medicinal product or if it is considered safer, more effective, or otherwise clinically superior. Conversely, the European Commission may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. Specifically, Ipsen has been granted orphan designation for PFIC in the EU and if Livmarli is deemed similar, it could prevent the approval of Livmarli for PFIC, or result in a refusal by the European Commission to maintain orphan designation for Livmarli for PFIC in the EEA. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC, ALGS and BA and Chenodal for the treatment of CTX, if we receive approval for Livmarli or Chenodal for modified or different indications, our current orphan designations may not provide us with exclusivity.

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

Although a substantial amount of our efforts are focused on the clinical development, potential regulatory approval and commercialization of our approved medicines and product candidates, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to treat patients with liver disease. Because we do not have the necessary internal research and development capabilities, unless we build such capabilities internally, we will be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising biopharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with us for the license or acquisition of product candidates and approved medicines. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional approved medicines or product candidates on terms that we find acceptable, or at all. Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA, the European Commission and other similar regulatory authorities. All product candidates are prone to risks of failure during biopharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, any approved medicines that we acquire may not have the market potential we believe, be manufactured or sold profitably, or achieve market acceptance.

We may fail to realize all of the anticipated benefits of the Bile Acid Portfolio Acquisition or those benefits may take longer to realize than expected.

We believe that there are significant benefits that may be realized from the Bile Acid Portfolio Acquisition. The full benefits of the Bile Acid Portfolio Acquisition, including the anticipated financial contribution of newly acquired assets, may not be realized as expected, may be diminished due to competition or may not be achieved within the anticipated time frame, or at all. For example, the Phase 3 RESTORE clinical trial may not result in an approval. Failure to achieve the anticipated benefits of the Bile Acid Portfolio Acquisition could adversely affect our results of operations or cash flows, divert needed resources away from our current approved medicines and product candidates, decrease or delay any accretive effect of the Bile Acid Portfolio Acquisition and negatively impact the price of our common stock.

In addition, we will be required to devote significant attention to complete the post-closing integration of the acquired assets and rely on Travere for certain transition services while our transition services agreement with them remains in effect. We may not be able to integrate the acquired assets successfully. We have hired additional employees as part of the transaction and may not successfully integrate or deploy them for commercialization of the acquired Bile Acid Medicines. We plan to transfer and enter new contracts for a number of vendors that support the manufacture and distribution of the acquired assets. If we fail to successfully integrate the acquired assets, our results of operations could be adversely affected. The integration process will continue to require significant time and resources, require significant attention from management and may disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock awards that vest over time. The value to employees of stock awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. In addition, in response to competition, high inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have offer letters with our key employees, these offer letters provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

As of December 31, 2023, we had 264 full time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our commercialization efforts while focusing on other areas of our business;
•
managing our internal development efforts effectively, including the clinical and regulatory review process for our approved medicines and our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA, EU, individual EU Member States or comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information to the FDA, EMA, the competent authorities of individual EU Member States or comparable foreign regulatory authorities; (2) manufacturing standards; (3) healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or (4) laws that require the true, complete and accurate reporting of our financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. If we obtain regulatory approval for any of our product candidates and begin commercializing those products in the U.S. or other foreign jurisdictions, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

These laws may impact, among other things, our clinical research program, as well as sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that may be alleged to be intended to induce prescribing, purchases or recommendations, include the provision of in-kind services, genetic testing services, or products or any payments of more than fair market value, and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act and the civil monetary penalties statute;
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

Our business is subject to complex, stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations relating to privacy and data protection. Our actual or perceived failure to comply with such obligations could result in regulatory investigations or actions, litigations (including class claims) and mass arbitration demands, fines and penalties, disruptions of and changes to our business practices, monetary penalties, reputational harm, loss of revenue or profits, and other adverse business consequences.

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

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and

other similar laws (e.g. wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) and Telephone Consumer Protection Act (“TCPA”) imposes specific requirements on communications with customers. In particular, the TCPA imposes various consumer consent requirements and other restrictions relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, at the state level, the California Consumer Privacy Act , as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”), applies to personal data of consumers, business representatives and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines for violations (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data in the context of clinical trials, these developments further complicate compliance efforts and increase legal risks and compliance costs for us and our third-party partners.

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR (together “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Document Act (“PIPEDA”) and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, and violators of these laws may face significant penalties.

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

We are subject to the GDPR because of our data processing activities that involve the personal data of individuals residing in the EEA and UK, such as in connection with our clinical trials in Europe, and early access program in multiple EU countries, and because of any potential processing of personal data carried out in the context of the activities of our relevant European subsidiaries. In addition, we maintain an office in Switzerland, which subjects us to privacy and data protection laws and regulations similar to the GDPR under the Swiss Federal Act on Data Protection, or the FADP. The FADP applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The FADP has been revised and adopted by the Swiss Parliament. Companies have been required to comply with the revised version of the FADP and its revised ordinances since September 1, 2023, which may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

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

In the ordinary course of business, we may transfer personal data from Europe (including from our European subsidiaries) and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and/or cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including limitations of our ability to conduct clinical trial activities in Europe and/or elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer personal data and work with partners, vendors and other third parties, and/or injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the U.S. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants and activist groups.

In addition, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Additionally, some of our customer contracts require us to host personal data locally. We also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

Although we endeavor to comply with our data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

Our, or the third parties’ upon which we rely, actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in adverse consequences, including regulatory fines and bans on processing personal information, government enforcement actions (e.g. investigations, fines, penalties, audits, inspections, and similar), litigation (including class action claims), mass arbitration demands, and other liabilities, claims for damages by affected individuals, orders to destroy or not use personal information, imprisonment of company officials, additional reporting requirements and/or oversight, interruptions or stoppages in our business operations (including, as relevant, clinical trials), and damage to our reputation. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and growth prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our approved medicines; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

Switching or adding CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur when CROs are switched or added, which can materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationships with our CROs, we may encounter challenges or delays in the future and these delays or challenges may have a material adverse impact on our business, prospects, financial condition and results of operations.

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

Any of our existing or future suppliers or manufacturers may, among other things:

•
fail to supply us with our approved medicines and product candidates on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities, equipment or deliveries, labor disputes or otherwise, including “acts of God”;
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

Although we are ultimately responsible for ensuring compliance with regulatory requirements such as cGMPs, we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMP for production of both drug substances and finished products. Facilities used by our contract suppliers and manufacturers to produce the drug substances and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities including the competent authorities of the individual EU Member States. A number of our contract suppliers and manufacturers must comply with cGMP requirements enforced by the FDA, the competent authorities of the individual EU Member States, and other equivalent foreign authorities, through their facilities inspection program and review of submitted technical information. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s, the competent authorities of the individual EU Member States, and other equivalent foreign authorities’ strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities and our ability to secure supplies of our approved medicines or our product candidates will be negatively affected.

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

We and our third-party suppliers and manufacturers are vulnerable to geopolitical and macroeconomic developments, such as potential future bank failures, the ongoing conflicts between Ukraine and Russia and in Israel and the surrounding areas, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, future pandemics, high inflation rates and the responses by central banking authorities to control such inflation, which could negatively impact the availability or cost of materials and the third parties on which we rely. Similarly, the manufacturing facilities of a majority of our suppliers are located outside of the U.S. This may give rise to difficulties in importing our product into the U.S. or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation, defective packaging or negative impacts on global shipping due to geopolitical and macroeconomic developments. If such events result in any interruption in the supply of a drug substance or other material or in the manufacture of our approved medicines, such interruption could have a material adverse effect on our business, financial condition, operating results and prospects.

We rely on a single specialty pharmacy and a single distributor for all of our sales of our approved medicines in the U.S. and use a single distributor in certain countries in Europe. If either the specialty pharmacy or the distributor becomes subject to bankruptcy or is acquired by a company that wants to terminate the relationship with us, and we are required to transition to a new specialty pharmacy or distributor, such transition may result in an inability for us to collect outstanding receivables, a decline in our revenue, results of operations and cash flows. Further, we are in the process of switching or adding contract manufacturing organizations for Livmarli, which is cost-intensive and time-consuming. We are also in the process of transferring contractual and technical responsibilities for manufacturing activities related to Cholbam and Chenodal. The success of these transfers is necessary for potential future commercial demand.

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

Based on our current and anticipated level of operations, we believe our existing cash and cash equivalents will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. As a result of adverse geopolitical and macroeconomic developments, such as potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing conflicts between Ukraine and Russia and in Israel and the surrounding areas, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our approved medicines and product candidates or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold the Notes due 2029 for a $316.3 million aggregate principal amount. Further, in August 2023, in connection with, and immediately prior to, the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock. Additionally, in November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as such. For example, if we elect to settle our conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Holders of the Notes may, subject to a limited exception described in certain provisions in the Notes and the related Indenture (the “Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee, require us to repurchase the Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and agreements governing any future indebtedness may restrict our ability to repurchase the Notes or pay any cash amounts due upon conversion. Our failure to repurchase the Notes or to pay any cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness, which may result in that any future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under any future indebtedness and the Notes.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2023, we had federal and California and other state net operating loss (“NOL”) carryforwards of approximately $166.9 million, $30.0 million and $59.7 million, respectively. The federal NOL carryforwards do not expire, and the California and other state NOL carryforwards will begin to expire in 2038 and 2032, respectively, unless previously utilized. Our ability to utilize our NOL carryforwards and certain other tax attributes may be limited. As of December 31, 2023, we also had federal and state research and development credit carryforwards totaling $36.5 million and $4.8 million, respectively. The federal research and development credit carryforwards will begin to expire in 2039, unless previously utilized. The state research and development credits do not expire.

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

As of December 31, 2023, we had $316.3 million aggregate principal amount of indebtedness under the Notes.

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

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. In accordance with ASU 2020-06, the Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income.

In addition, the shares underlying the Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

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

Risks Related to Our Intellectual Property

We do not currently have patent protection or regulatory exclusivity for certain of our approved medicines or rely on regulatory exclusivity. If we are unable to obtain and maintain sufficient intellectual property protection for our approved medicines and our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our approved medicines and our other product candidates, if approved, may be adversely affected.

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

In addition, geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, due to the Russia-Ukraine conflict, the U.S. and other foreign governments have implemented various economic sanctions and trade and activity restrictions involving Russia and Belarus. It is possible that additional sanctions and restrictions will be imposed by the United States or other jurisdictions as the Russia-Ukraine conflict continues, and such actions may include limiting or preventing filing, prosecution, and/or maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the U.S. without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Finally, Europe’s Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. On June 1, 2023, the EU unitary patent system was launched, providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”), for litigation involving European patents. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents that have not been opted out of the UPC, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU unitary patent system, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2023 to March 14, 2024 has ranged from a low of $19.19 to a high of $34.93. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:

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
•
geopolitical and macroeconomic developments, including the ongoing military conflicts, economic slowdowns, recessions, inflation, bank failures, high interest rates and tightening of credit markets; and
•
other events or factors, many of which are beyond our control.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC (the “2022 Shelf Registration”). For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of December 31, 2023. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2019 Equity Incentive Plan (“2019 Plan”), our management is authorized to grant equity incentive awards to our employees, directors and consultants. We also maintain a 2019 Employee Stock Purchase Plan (“ESPP”) pursuant to which our management is authorized to grant options to purchase shares of our common stock to our employees. In addition, pursuant to our 2020 Inducement Plan, our board of directors, or a committee thereof, is authorized to grant inducement awards to new hires as a material inducement to their employment with us.

Additionally, the number of shares of our common stock reserved for issuance under our 2019 Plan is subject to an automatic increase on January 1 of each year through and including January 1, 2029, by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The number of shares of our common stock reserved for issuance under our ESPP is subject to an automatic increase on January 1 of each year through and including January 1, 2029, by the lesser of (i) 1.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) 1,500,000 shares of common stock. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. Shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our business could be negatively affected as a result of actions by activist stockholders, and such activism could impact the trading value of our securities.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. These provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction. Furthermore,

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

General Risk Factors

If our information technology systems, or those used by our CMOs, CROs or other contractors, consultants or third parties upon which we rely, or your data are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigation, actions, litigation, fines and penalties, disruptions of our business operations, reputation harm, loss or revenue or profits, and other adverse consequences.

In the course of our business, we and the third parties upon which we rely, process proprietary, confidential and sensitive information, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information).

The sensitive information processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties on which we depend to operate our business, may be vulnerable to cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of threats, including but not limited to errors or malfeasance by our personnel or the personnel of the third parties, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks, credential stuffing, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware, supply-chain attacks, server malfunctions, software or hardware failure, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence (AI) and other similar threats. Threat actors may continue to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more difficult for us to identify, investigate and recover from incidents. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work remains common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee communications, and other functions. Likewise, we rely on third-party research institution collaborators, contract manufacturing organizations (CMOs), CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our approved medicines and our product candidates, and similar events relating to their computer systems or data could also have a material adverse effect on our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. For example, we have been made aware of a cyberattack against one of the largest prescription processors in the country as of February 23, 2024 that may impact claims processing for certain of our approved medicines. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented information security measures designed to protect against security incidents, we cannot assure you that our security measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, be able to detect and remediate all such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If such an event were to occur, or we (or a third party upon whom we rely) are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. More specifically, for example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Security incidents and any unauthorized access or disclosure of our sensitive information could also compromise our intellectual property and patent portfolio, expose sensitive business information, expose the personal data of our employees, require us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.

We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and cybersecurity practices, that such coverage will continue to be available to us on commercially reasonable terms, or at all, or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

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

We qualify for the reduced reporting requirements applicable to smaller reporting companies, which may make our common stock less attractive to investors.

We will no longer qualify as a “smaller reporting company” as defined in the Exchange Act beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024. We may take advantage of certain of the scaled disclosures available to smaller reporting companies in this Annual Report and in the information incorporated by reference into this Annual Report, including in our definitive proxy statement for our 2024 Annual Meeting of Stockholders. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could adversely impact our investors’ confidence in our financial reports and our stock price could be adversely affected.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Each fiscal year, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial professional fees and internal costs related to our accounting and finance functions and that we expend significant management efforts.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2023, management identified material weaknesses in the design of controls and level of evidence retained over the existence and valuation of inventory, including the controls over existence of inventory located at third parties and the net realizable value assessment of on-hand inventory and future purchases under firm commitments, and over the precision of management review controls and the sufficiency of control evidence related to prospective financial information used to determine the fair value of acquired developed technology. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Although we are taking steps to improve our internal control over financial reporting and remediate these material weaknesses, the measures we have taken to date may not be sufficient to avoid potential future material weaknesses. Additionally, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we identify new material weaknesses in our internal control over financial reporting, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to maintain proper and effective internal controls, or if our independent registered public accounting firm is unable to express an opinion that our internal control over financial reporting is effective in future periods, we may not be able to produce timely and accurate financial statements and investors may lose confidence in the accuracy and completeness of our financial reports. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or comparable foreign regulatory authorities.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period. As of June 30, 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we are a large accelerated filer and no longer an emerging growth company. As a result, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company and expect to incur additional legal and financial compliance costs as a result. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trials and approved medications (“Information Systems and Data”).

Our information security team, supported by our legal and compliance departments, help identify, assess and manage our cybersecurity threats and risks. Our information security team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, depending on the context, including, for example manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of certain environments, evaluating our and our industry’s risk profile, evaluating threats reported to us, coordinating with law enforcement about certain threats, conducting internal audits and threat assessments, and conducting vulnerability assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, incident detection and response procedures; disaster recovery/business continuity plans; risk assessments; implementation of security standards; encryption of certain data; network security, access, and physical controls for certain systems; management, tracking and disposal of certain assets; systems monitoring; employee training; penetration tests by third-party service providers; tabletop exercises; and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the information security team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business and our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional service firms such as legal counsel, threat intelligence providers, cybersecurity consultants and software providers, and other third-party service providers including for identity management solutions.

We use third-party service providers to perform a variety of functions throughout our business application providers, hosting companies, contract research organizations (CROs), contract manufacturing organizations (CMOs), supply chain resources, and other business-related SaaS platforms. We have a vendor management program to manage cybersecurity risks associated with our use of certain of these providers. The program includes conducting risk assessments of certain vendors, reviewing certain vendors’ security assessments, and reviewing reports of certain of our vendors’ security. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our business is subject to complex, stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations relating to privacy and data protection. Our actual or perceived failure to comply with such obligations could result in regulatory investigations or actions, litigations (including class claims) and mass arbitration demands, fines and penalties, disruptions of and changes to our business practices, monetary penalties, reputational harm, loss of revenue or profits, and other adverse business consequences.”; and “If our information technology systems, or those used by our CMOs, CROs or other contractors, consultants or third parties upon which we rely, or your data are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigation, actions, litigation, fines and penalties, disruptions of our business operations, reputation harm, loss or revenue or profits, and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Senior Director of Information Technology/Information Security, internal legal counsel, Chief Compliance Officer (“CCO”), and Chief Financial Officer (“CFO”). Our Senior Director of Information Technology/Information Security has over ten years of experience in information technology and security, and previously held positions such as Associate Director of Informational Technology and Operations, Senior Manager of Informational Technology, and similar roles at other companies.

Our Senior Director of Information Technology/Information Security is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, helping prepare for cybersecurity incidents, approving cybersecurity processes, reviewing security assessments and other security-related reports, and communicating key priorities to relevant personnel. Our CFO is responsible for approving budgets as related to cybersecurity.

Our incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Senior Director of Information Technology/Information Security, Data Protection Officer, and the Vice President, Legal. These individuals work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee of the board of directors receives annual reports from our Senior Director of Information Technology/Information Security concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee of the board of directors also receives and has access to various presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

We lease 11,154 square feet of space for our headquarters in Foster City, California under an agreement (the “First Agreement”) that expires in March 2025; however, we have entered into a separate agreement (the “Second Agreement”) in January 2024 in which we will lease 36,318 square feet of space for our new headquarters in Foster City, California. The Second Agreement expires in approximately August 2029, subject to the occurrence of the Commencement Date, which term is defined in the Second Agreement. In connection with the Second Agreement, we have entered into an amendment to the First Agreement that will accelerate the termination date of the First Agreement to be shortly after the Commencement Date. We anticipate the Commencement Date to occur in approximately May 2024, and the First Agreement to terminate shortly after.

We also lease approximately 3,200 square feet of space for an office in Basel, Switzerland under an agreement that expires in June 2028. Additionally, we lease approximately 3,500 square feet of office space in Zug, Switzerland that expires in January 2025. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if needed.

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

Holders of Common Stock

As of March 8, 2024 there were 47,003,329 shares of our common stock outstanding held by approximately 21 holders of record. The actual number of stockholders is greater than this number because certain stockholders who are beneficial owners hold our common stock in “street” name with brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K for information about our equity compensation plans which is incorporated by reference herein.

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

Overview

We are a biopharmaceutical company focused on the identification, acquisition, development and commercialization of novel therapies for debilitating rare and orphan diseases. We have three approved medicines: Livmarli, Cholbam, and Chenodal.

Livmarli is a novel, orally administered, minimally-absorbed IBATi that is approved for the treatment of cholestatic pruritus in patients with ALGS in the United States and various other countries around the world and for cholestatic pruritus in patients with PFIC in the United States. We market and commercialize Livmarli in the United States and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We are also developing Livmarli for PFIC outside of the United States. We submitted a marketing authorization variation to the EMA in April 2023, for which we expect an approval decision in the first half of 2024, based on positive data from our MARCH Phase 3 clinical trial of Livmarli in patients with PFIC.

On August 31, 2023, we completed the acquisition of assets of Travere that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of the Bile Acid Medicines pursuant to an asset purchase agreement dated July 16, 2023. The FDA approved Cholbam in March 2015 as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for adjunctive treatment of patients with peroxisomal disorders, including PBD-ZSD and SLOS. Chenodal is approved for the treatment of radiolucent stones in the gallbladder and has received medical necessity recognition by the FDA for the treatment of CTX. We commercialize Chenodal and Cholbam in the United States through our specialized and focused commercial team. We have also assumed several license and distribution agreements with several rare disease companies for the commercialization of Chenodal and Cholbam in additional countries. In October 2023, we reported positive topline data from our RESTORE clinical trial evaluating Chenodal in patients with CTX. We plan to submit a new drug application for Chenodal for the treatment of CTX to the FDA in the first half of 2024.

We are also advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of PSC and PBC. Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on IBAT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity. We expect to conduct an interim analysis of our VISTAS Phase 2b clinical trial in PSC and report interim data from our VANTAGE Phase 2b clinical trial in PBC, both in the first half of 2024.

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

Financial Overview

Our net loss was $163.4 million and $135.7 million for the years ended December 31, 2023 and 2022, respectively. Our net loss for the year ended December 30, 2023 includes a $49.1 million loss related to the extinguishment of the liabilities related to the RIPA. As of 2023, we had an accumulated deficit of $556.2 million compared to $392.8 million as of December 31, 2022. As of December 31, 2023, we had cash and cash equivalents of $286.3 million, compared to cash, cash equivalents, restricted cash and investments of $251.7 million as of December 31, 2022.

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

Geopolitical and Macroeconomic Developments

Due to the ongoing military conflicts between Ukraine and Russia and in Israel and the surrounding areas, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. In connection with the military conflict between Russia and Ukraine, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing military conflicts and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the ongoing military conflicts for the year ended December 31, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, inability for patients to see their healthcare providers and access our product and product candidates, or adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, bank failures, changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

We believe that our existing cash and cash equivalents and existing sources of and access to financing are adequate to satisfy our needs for operating capital, working capital, capital expenditures, and debt service in the 12 months from the issuance of the consolidated financial statements included in this Annual Report. However, should adverse geopolitical and macroeconomic events and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing new product candidates and successfully commercializing our approved medicines.

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

Under the Shire License Agreement and Assigned License Agreements, to date, we have paid aggregate development regulatory and sales milestones of $71.0 million related to our Livmarli and volixibat programs.

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

Cost of Sales

Cost of sales consist of raw materials, third-party manufacturing costs, personnel, facility and other costs of manufacturing commercial products, transportation and freight, amortization of finite-lived intangible assets, amortization of capitalized intangibles and royalty payments payable on net sales of our approved medicines under licensing agreements. Cost of sales may also include period costs related to certain manufacturing services and charges for inventory valuation reserves.

As of the date of our acquisition of the Bile Acid Medicines from Travere, inventory acquired was valued at its fair value. As a result, our cost of sales exceeds the historical cost to manufacture the inventory and has a negative impact on our gross margin. We expect to sell the acquired inventory within the next two years from the balance sheet date. In addition, in connection with the acquisition, we have firm commitments for the purchase of minimum order quantities for active pharmaceutical ingredients. We periodically evaluate these firm commitments to determine if these commitments are in excess of our needs. If any net loss is determined, we record a charge to cost of sales in the period identified.

Prior to the regulatory approval of Livmarli, the manufacturing and related costs were expensed as research and development as any future economic benefit was not considered probable; accordingly, these costs were not capitalized and as a result gross margins resulting from product sales were initially higher until inventories that we had expensed prior to receiving approval were depleted. As of December 31, 2023, such inventories were substantially depleted.

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

Loss from termination of revenue interest purchase agreement

Loss from termination of RIPA is related to the repurchase and termination of the RIPA in the second quarter of 2023. The repurchase payment included a premium over the remaining revenue interest liability and resulted in the recognition of a loss from termination of RIPA in our consolidated statements of operations and comprehensive loss.

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

Revenue Interest Liability, Net

We imputed interest expense associated with this liability using the effective interest rate method. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The effective interest rate on the liability varied during the term of the agreement depending on a number of factors, including the level of actual and forecasted product sales, net. We evaluated the interest rate quarterly based on actual product sales, net and on product sales, net forecasts utilizing the prospective method. In April 2023, we repurchased all future Revenue Interests and as a result, the RIPA was terminated in accordance with its terms.

At December 31, 2022, the revenue interest liability was calculated using our estimated global forecasted net sales of Livmarli at the time and was impacted by a debt discount comprising the estimated value of a bifurcated derivative liability and issuance costs incurred.

Cost of Product Sales

Prior to receiving approval from the FDA or other foreign regulatory authorities for a new medicine or new formulation, we expense all costs incurred related to the manufacture of such medicines as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and our lack of history for regulatory approval of drug candidates. Subsequent to receiving FDA or other foreign regulatory authority approval, when commercialization is considered probable and the future economic benefit is expected to be realized, we begin capitalizing inventory costs as incurred.

Cost of product sales consist of raw materials, manufacturing costs, transportation and freight, amortization of capitalized intangible assets, royalties and indirect overhead costs associated with the manufacturing and distribution of the Company’s approved products. Cost of product sales may also include period costs related to certain manufacturing services and inventory adjustment charges.

We analyze our inventory levels quarterly for obsolescence and, if required, adjust inventory to its net realizable value for quantities in excess of expected demand. The analysis uses quantitative forecast and historical demand considerations in combination with shelf life and stop sell dates in our estimates to evaluate inventory that may not be sellable. The resulting adjustments are recognized as Cost of Sales.

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

Results of Operations for the Years Ended December 31, 2023 and 2022

In this section, we discuss the results of our operations for the year ended December 31, 2023, compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to our Annual Report on Form 10-K filed with the SEC on March 8, 2023.

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Revenue:
Product sales, net	$178,874	$75,062	$103,812
License revenue	7,500	2,000	5,500
Total revenue	186,374	77,062	109,312
Operating expenses:
Cost of sales	47,039	12,374	34,665
Research and development	102,609	106,842	(4,233)
Selling, general and administrative	145,880	89,066	56,814
Total operating expenses	295,528	208,282	87,246
Loss from operations	(109,154)	(131,220)	22,066
Other income (expense):
Interest income	13,735	3,857	9,878
Interest expense	(15,105)	(15,979)	874
Change in fair value of derivative liability	—	906	(906)
Loss from termination of revenue interest purchase agreement	(49,076)	—	(49,076)
Other (expense) income, net	(2,824)	365	(3,189)
Net loss before provision for income taxes	(162,424)	(142,071)	(20,353)
Provision for (benefit from) income taxes	991	(6,406)	7,397
Net Loss	$(163,415)	$(135,665)	$(27,750)

Product Sales, Net

Product sales, net was $178.9 million for the year ended December 31, 2023, compared to $75.1 million for the year ended December 31, 2022. The increase in product sales, net was a result of our continued commercialization of Livmarli in the United States, in certain countries in Europe and other international sales through partner market supply orders and sales of Bile Acid Medicines for a partial year following the completion of the Bile Acid Portfolio Acquisition.

The following table disaggregates total Product sales, net:

	Year Ended December 31,
	2023	2022	Change
Product sales, net:
Livmarli	$141,795	$75,062	$66,733
Bile Acid Medicines	37,079	—	37,079
Total product sales, net	$178,874	$75,062	$103,812

License Revenue

License revenue was $7.5 million for the year ended December 31, 2023 due to the achievement of regulatory milestones by CANbridge and GC Biopharma associated with our license agreements, compared to $2.0 million for the year ended December 31, 2022, due to the achievement of a regulatory milestone by CANbridge associated with our license agreement.

Cost of Sales

Cost of sales was $47.0 million for the year ended December 31, 2023, compared to $12.4 million for the year ended December 31, 2022. The increase in cost of sales was primarily a result of increased royalties payable of $9.8 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, $7.5 million of amortization of acquired intangibles primarily associated with our acquisition of the Bile Acid Medicines in August 2023 and Satiogen in May 2022, a $5.2 million charge related to net losses associated with excess inventory from certain firm minimum purchase commitments in connection with our acquired Bile Acid Medicines, $3.9 million of increased costs associated with reserves for excess and obsolete inventory, increased product cost of sales of approximately $4.0 million primarily related to the Bile Acid Medicines and $4.0 million of increased commercial product development and supply chain costs.

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change
Product-specific costs:
Livmarli	$29,438	$40,228	$(10,790)
Volixibat	20,286	21,159	(873)
Non product-specific costs:
Personnel	28,569	25,298	3,271
Stock-based compensation	10,892	10,051	841
Other	13,424	10,106	3,318
Total research and development expenses	$102,609	$106,842	$(4,233)

Research and development expenses were $102.6 million for the year ended December 31, 2023, a decrease of $4.2 million compared to the year ended December 31, 2022. The decrease was primarily due to:

•
for Livmarli programs, a decrease of $10.8 million, primarily due to decreases of $5.4 million in manufacturing development expenses, $3.1 million in clinical trial expenses primarily related to the MARCH Phase 3 clinical trial which was completed during 2022 and $2.4 million in non-clinical and general research and development expenses; and
•
for volixibat programs, a decrease of $0.9 million, primarily due to a $3.3 million decrease in clinical expenses associated with the discontinuation of the intrahepatic cholestasis of pregnancy clinical trial and lower clinical manufacturing expenses of $1.8 million, partially offset by an increase of $4.1 million of clinical trial expenses for PSC and PBC.

The decreases were partially offset by increases due to:

•
for personnel related expenses, an increase of $3.3 million, related to an increase in employee headcount to support our development pipeline; and
•
for other expense, an increase of $3.3 million, primarily due to other general research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $145.9 million for the year ended December 31, 2023, an increase of $56.8 million compared to the year ended December 31, 2022. The increase was primarily due to an increase of $26.6 million in personnel and other compensation related expenses, including an increase of $7.2 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, and costs associated with the acquisition of the Bile Acid Portfolio and international expansion. The increase was also due to $17.0 million in expenses primarily related to legal, public relations, accounting and international expansion activities, $9.6 million in advertising, promotion and medical affairs associated with commercial activities of our approved medicines and $3.5 million in other general administrative expenses.

Loss from termination of revenue interest purchase agreement

Loss from termination of RIPA was $49.1 million for the year ended December 31, 2023, compared to zero for the year ended December 31, 2022. The loss was related to the premium paid to repurchase the revenue interests pursuant to the RIPA.

Interest Income

Interest income was $13.7 million for the year ended December 31, 2023, an increase of $9.9 million compared to the year ended December 31, 2022. The increase was primarily due to higher interest earned on our cash equivalents and investment balances largely due to higher money market and treasury yields and higher cash equivalent balance throughout the year ended December 31, 2023.

Interest Expense

Interest expense was $15.1 million for the year ended December 31, 2023, a decrease of $0.9 million compared to the year ended December 31, 2022. For the year ended December 31, 2023, interest expense consisted of $10.0 million related to our convertible notes and $5.1 million related to the RIPA prior to extinguishment. For the year ended December 31, 2022, interest expense of $16.0 million was related to the RIPA.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability for the year ended December 31, 2022 was a gain of $0.9 million and was related to the remeasurement of the derivative liability at December 31, 2022. The gain reflects a decrease in value of the put option associated with the RIPA attributable to the decay in time value of the put option. There was no change in the estimated fair value of the derivative liability in 2023 prior to extinguishment of the RIPA.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $2.8 million, net for the year ended December 31, 2023, compared to an income of $0.4 million, net for the year ended December 31, 2022. For the year ended December 31, 2023, the expense was primarily attributable to $1.8 million in unrealized currency losses on net assets and liabilities denominated in foreign currency, $0.7 million of expense associated with the remeasurement of the Contingent Milestone liability and the Indemnification Holdback liability prior to issuance of the underlying common stock as well as $0.4 million of realized currency loss. For the year ended December 31, 2022, the income was primarily related to the remeasurement of the Contingent Milestone liability and the Indemnification Holdback liability of $0.9 million and $0.3 million of unrealized currency gains on net assets and liabilities denominated in foreign currency, partially offset by $0.8 million of realized currency losses.

Provision For (Benefit From) Income Taxes

Provision for income taxes was $1.0 million for the year ended December 31, 2023 compared to a benefit from income taxes of $6.4 million for the year ended December 31, 2022. The change was related to the deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition and corresponding reduction in our valuation allowance against our net deferred tax assets during the year ended December 31, 2022.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through debt, equity, a revenue interest financing and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $286.3 million of cash and cash equivalents as of December 31, 2023, compared to cash, cash equivalents, restricted cash equivalents and investments of $251.7 million as of December 31, 2022. Since inception, we have incurred operating losses and negative cash flows from operations. As of December 31, 2023, we had an accumulated deficit of $556.2 million, compared to $392.8 million as of December 31, 2022.

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

On April 17, 2023, we completed an offering of $316.3 million aggregate principal of the Notes, which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of $305.3 million after deducting the initial purchasers’ discounts and commissions and offering expenses. The terms of the convertible Notes are further described in Note 10 to our consolidated financial statements. We used a portion of the net proceeds to repurchase the revenue interests from the Purchasers at a call price of $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated with no further payments due to the Purchasers and the $100.0 million of our previously restricted cash equivalents was no longer restricted from use.

In September 2022, we filed an automatic statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of December 31, 2023, we have not issued any securities pursuant to the 2022 Shelf Registration. We may lose well-known seasoned issuer status in the future upon the occurrence of certain events prescribed by the Securities Act or the rules and regulations of the SEC occurring after we file this Quarterly Report if, at the time of those certain events, the worldwide market value of our voting and non-voting common equity held by our non-affiliates does not equal $700.0 million or more, calculated as of a date within 60 days prior to such events. If that were to occur and we were no longer considered a well-known seasoned issuer, we anticipate needing to amend our automatic shelf registration statement on Form S-3 prior to the occurrence of such events in order to sell securities under that Form S-3 on an ongoing basis.

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

In August 2020, the SEC declared effective the 2020 Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the 2020 Sales Agreement with Leerink pursuant to which we could issue and sell, in an at the market offering, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2020 Shelf Registration through Leerink acting as the sales agent and/or principal. During the year ended December 31, 2023 we issued and sold 658,206 shares of common stock pursuant to the 2020 Sales Agreement resulting in aggregate gross proceeds to us of $15.0 million. For the year ended December 31, 2023, the net proceeds to us after deducting sales commissions to Leerink and other issuance expenses were approximately $14.5 million. As of December 31, 2023, we have issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the 2020 Sales Agreement, resulting in aggregate gross proceeds to us of $43.7 million. The 2020 Shelf Registration expired in August 2023, and no further sales may be made under the 2020 Sales Agreement.

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

Based on our current and anticipated level of operations and cash generated from sales of our approved medicines, we believe our existing cash and cash equivalents will be sufficient to fund our planned operations through at least the next 12 months from the filing of this Annual Report and beyond. Our cash and cash equivalents include readily available checking and money market funds. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

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

Although Livmarli has been approved for the treatment of cholestatic pruritus in patients with ALGS in patients three months of age and older and cholestatic pruritus in patients with PFIC five years of age and older in the U.S. and for the treatment of cholestatic pruritus in ALGS patients two months of age and older in Europe, and we expect product revenues to increase as we continue commercial activities, Livmarli may not achieve commercial success. Certain of our approved medicines, including the Bile Acid Medicines, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In addition, Chenodal is approved for radiolucent stones in the gallbladder yet is used primarily as standard of care for CTX. The FDA has provided a letter acknowledging Chenodal as a medical necessity for CTX, but prescriptions for this indication are not on label. As such, any change in this view from the FDA could adversely affect our ability to sell Chenodal in this indication. Unless and until Chenodal is approved for CTX, we cannot market or promote Chenodal for CTX which limits its growth potential.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. As a result of adverse geopolitical and macroeconomic developments, such as the ongoing military conflicts between Ukraine and Russia and in Israel and the surrounding areas, and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, bank failures, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

In addition to ongoing capital needs to fund our ongoing operations, our material cash requirements include the following contractual and other obligations.

On April 17, 2023, we completed an offering of $316.3 million aggregate principal of the Notes, which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of $305.3 million after deducting the initial purchasers’ discounts and commissions and offering expenses. The Notes are our senior, unsecured obligations and accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. Our first interest payment was due on November 1, 2023. The Notes will mature on May 1, 2029, unless earlier converted, redeemed or repurchased by us. The terms of these Notes are further described in Note 10 to our consolidated financial statements.

We used a portion of the net proceeds from the Notes to repurchase the revenue interests from the Purchasers at a call price of $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated with no further payments due to the Purchasers.

Under the Shire License Agreement and Asset Purchase Agreement with Travere, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 7 to our consolidated financial statements.

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

We enter into commercial inventory supply agreements that obligate us to firm commitments for the purchase of minimum order quantities, which may be material to our financial statements.

Cash Flows

The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(70,944)	$(120,136)
Net cash (used in) provided by investing activities	(107,200)	7,700
Net cash provided by financing activities	336,600	109,087
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(133)	12
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$158,323	$(3,337)

Net Cash Used in Operating Activities

Net cash used in operating activities was $70.9 million for the year ended December 31, 2023, reflecting our net loss of $163.4 million, partially offset by non-cash adjustments of $115.1 million. Non-cash adjustments consisted primarily of a loss from termination of RIPA of $49.1 million, $35.0 million of stock-based compensation, $11.4 million of depreciation and amortization of our intangible assets and fixed assets and non-cash lease expense, a $9.3 million charge associated with excess and obsolete inventory and losses on firm purchase commitments, $5.1 million of effective interest expense in connection with the RIPA, $3.4 million related to the cost of sale of inventory acquired in the Bile Acid Portolio Acquisition, $0.7 million expense related to the change in fair value of contingent liabilities associated with an acquisition, $1.8 million of unrealized foreign exchange losses and $1.1 million amortization of debt discount and offering costs, partially offset by $1.7 million net accretion of discounts on our investments. Additionally, cash used in operating activities reflected changes in net operating assets of $22.6 million, consisting primarily of a $44.0 million increase in accounts receivable due to the increase in the sales of Livmarli and the acquisition of the Bile Acid Medicines, a $30.8 million increase in accounts payable, accrued expenses and other liabilities resulting primarily from a $19.4 million increase in accrued sales deductions, a $4.3 million increase in accrued royalties payable both due to our increased net product sales, a $6.3 million increase in accrued compensation and related benefits and a $2.1 million increase in accrued interest expense related to the Notes issued in April 2023, a $4.4 million increase in inventory related to Livmarli and a $3.6 million increase in prepaid and other current assets due to timing of payment for deposits for professional services, software license and regulatory fees.

Net cash used in operating activities was $120.1 million for the year ended December 31, 2022, reflecting our net loss of $135.7 million partially offset by non-cash items of $36.6 million. Non-cash items consisted primarily of $27.0 million of stock-based compensation, $16.0 million of effective interest expense in connection with the RIPA, $3.7 million of depreciation and amortization of our intangible assets and fixed assets and non-cash lease expense, $6.6 million related to deferred tax liability recognized as a result of intangible assets acquired as part of the Satiogen acquisition, $1.7 million accretion of discounts on our investments, $0.9 million gain related to the change in fair value of Indemnification Holdback and Contingent Milestone liabilities and $0.9 million gain related to the change in fair value of the derivative liability. Additionally, cash used in operating activities reflected changes in net operating assets of $21.0 million, consisting primarily of a $20.7 million increase in accounts receivable related to sales of Livmarli, a $3.4 million increase in inventory, a $3.7 million increase in prepaid expenses and other current assets, a $0.1 million increase in other long term assets, and a $0.7 million decrease in operating lease liability, partially offset by a $7.6 million increase in accounts payable, accrued expenses and other liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $107.2 million for the year ended December 31, 2023, primarily due to $212.8 million paid in connection with our acquisition of the Bile Acid Medicines from Travere, $27.3 million used in purchases of investments and $20.0 million used in the acquisition of intangible assets associated with our license payments for Livmarli regulatory and commercial milestones, partially offset by proceeds of $153.0 million from maturities of investments.

Net cash provided by investing activities was $7.7 million for the year ended December 31, 2022, primarily due to proceeds of $140.3 million from maturities of investments, partially offset by $132.3 million used in purchases of investments and $0.3 million used in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $336.6 million for the year ended December 31, 2023, due to net proceeds of $305.3 million from the issuance of convertible notes, net proceeds of $202.2 million from the issuance and sale of common stock in a private placement offering, $14.5 million net proceeds from the issuance and sale of common stock under the 2020 Sales Agreement with Leerink, pursuant to which we issued and sold an aggregate of 658,206 shares of common stock at a weighted-average price of $22.79 per share, and proceeds of $10.5 million from employee equity award exercises, partially offset by $195.6 million in revenue interest payments and payments to repurchase the revenue interests under the RIPA.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2023 consist of readily available checking and money market funds. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of the date of this report, we do not hold investments that expose us to interest rate risk. Should interest rates decrease on money market funds, it will result in lower interest income in future periods. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

We have outstanding $316.3 million aggregate principal of the Notes. The interest rate on these Notes is fixed and therefore they do not expose us to risk related to increases in interest rates. As of December 31, 2023, the approximate fair value of our Notes was $387.3 million.

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

Based on our overall foreign currency denominated exposures as of December 31, 2023, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $5.8 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in exchange rates.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mirum Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Mirum Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Mirum Pharmaceuticals, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in the design of controls and level of evidence retained over the existence and valuation of inventory, including the controls over existence of inventory located at third parties and the net realizable value assessment of on-hand inventory and future purchases under firm commitments, and over the precision of management review controls and the sufficiency of control evidence related to prospective financial information used to determine the fair value of acquired developed technology.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls relating to the Bile Acid Portfolio, which is included in the 2023 consolidated financial statements of the Company and constituted approximately 6% of total assets (excluding intangible assets) as of December 31, 2023, and 20% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Bile Acid Portfolio.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 15, 2024, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Mateo, California

March 15, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mirum Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mirum Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2024 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of the Bile Acid Portfolio
Description of the Matter

As described in Note 7 to the consolidated financial statements, during the year ended December 31, 2023, the Company completed its acquisition of the Bile Acid Portfolio for total consideration of $212.8 million, which was accounted for as an asset acquisition.

Auditing the Company's accounting for its acquisition of the Bile Acid Portfolio was complex due to the significant estimation uncertainty in determining the fair value of the developed technology intangible assets and consideration transferred, including contingent consideration, with such intangible assets valued and recorded at $198.5 million. The Company used a discounted cash flow model to measure the estimated fair value of the developed technology intangible assets, the most significant assumptions of which included the projections of future revenue and the discount rate . The Company used the fair value of the contingent consideration in determining whether the acquisition of the Bile Acid Portfolio should be accounted for as an asset acquisition. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model, which includes the amount and timing of revenue projections subsequent to the acquisition date as a significant assumption. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs to the valuation models used by the Company and the sensitivity of the estimated fair value to the underlying significant assumptions. Each of the significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

To test the estimated fair values of the developed technology intangible assets and the contingent consideration, our substantive audit procedures included, among others, evaluating the Company’s application of acquisition accounting, involvement of our valuation specialists to assist us in the evaluation of the valuation methodologies used by the Company and procedures to test the significant assumptions used in the valuation, including the completeness and accuracy of the underlying data. We performed a sensitivity analysis of the projections of future revenue and the discount rate to evaluate the change in the estimated fair value resulting from changes in the assumptions. We also compared the revenue forecast assumptions to historical results of the acquired assets and to other guideline companies within the same industry and had our valuation specialists perform corroborative calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Mateo, California

March 15, 2024

Mirum Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$286,326	$28,003
Short-term investments	—	123,716
Accounts receivable	67,968	23,994
Inventory	22,312	5,565
Prepaid expenses and other current assets	10,935	8,947
Total current assets	387,541	190,225
Restricted cash equivalents	—	100,000
Property and equipment, net	706	914
Operating lease right-of-use assets	1,284	1,431
Intangible assets, net	252,925	58,954
Other assets	4,165	1,382
Total assets	$646,621	$352,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,416	$8,690
Accrued expenses	78,544	54,018
Operating lease liabilities	1,104	931
Derivative liability	—	1,090
Total current liabilities	87,064	64,729
Revenue interest liability, net	—	140,351
Operating lease liabilities, noncurrent	617	1,257
Convertible notes payable, net	306,421	—
Other liabilities	3,849	4,532
Total liabilities	397,951	210,869
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2023 and 2022;	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 46,723,143 and 36,956,345 shares issued and outstanding as of December 31, 2023 and 2022	5	4
Additional paid-in capital	803,260	535,074
Accumulated deficit	(556,239)	(392,824)
Accumulated other comprehensive income (loss)	1,644	(217)
Total stockholders’ equity	248,670	142,037
Total liabilities and stockholders’ equity	$646,621	$352,906

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021

Revenue:
Product sales, net	$178,874	$75,062	$3,138
License revenue	7,500	2,000	16,000
Total revenue	186,374	77,062	19,138
Operating expenses:
Cost of sales	47,039	12,374	1,903
Research and development	102,609	106,842	131,428
Selling, general and administrative	145,880	89,066	59,220
Total operating expenses	295,528	208,282	192,551
Loss from operations	(109,154)	(131,220)	(173,413)
Other income (expense):
Interest income	13,735	3,857	366
Interest expense	(15,105)	(15,979)	(17,590)
Change in fair value of derivative liability	—	906	(732)
Loss from termination of revenue interest purchase agreement	(49,076)	—	—
Gain from sale of priority review voucher, net	—	—	108,000
Other (expense) income, net	(2,824)	365	(582)
Net loss before provision for income taxes	(162,424)	(142,071)	(83,951)
Provision for (benefit from) income taxes	991	(6,406)	37
Net loss	$(163,415)	$(135,665)	$(83,988)
Net loss per share:
Basic	$(4.00)	$(4.01)	$(2.77)
Diluted	$(4.00)	$(4.02)	$(2.77)
Weighted-average shares outstanding:
Basic	40,885,124	33,839,072	30,321,722
Diluted	40,885,124	33,982,493	30,321,722

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(163,415)	$(135,665)	$(83,988)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	230	(194)	(117)
Cumulative translation adjustments	1,631	12	(1)
Comprehensive loss	$(161,554)	$(135,847)	$(84,106)

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	29,776,544	$3	$345,180	$(173,171)	$83	$172,095
Issuance of common stock in connection with equity incentive plans	207,595	—	844	—	—	844
Issuance of common stock in connection with public offering, net of issuance costs of $476	375,654	—	7,038	—	—	7,038
Restricted common stock vested in the period	133,592	—	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	89,211	—	1,254	—	—	1,254
Stock-based compensation	—	—	23,087	—	—	23,087
Net loss	—	—	—	(83,988)	—	(83,988)
Other comprehensive loss	—	—	—	—	(118)	(118)
Balance as of December 31, 2021	30,582,596	$3	$377,403	$(257,159)	$(35)	$120,212
Issuance of common stock in connection with asset acquisition	609,305	—	15,585	—	—	15,585
Issuance of common stock in connection with equity incentive plans	357,934	—	5,438	—	—	5,438
Issuance of common stock in at-the-market offerings, net of issuance costs of $785	1,160,915	—	21,289	—	—	21,289
Issuance of common stock in connection with public offering, net of issuance costs $5,922	4,000,000	1	86,077	—	—	86,078
Restricted common stock vested in the period	122,464	—	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	123,131	—	1,834	—	—	1,834
Stock-based compensation	—	—	27,448	—	—	27,448
Net loss	—	—	—	(135,665)	—	(135,665)
Other comprehensive loss	—	—	—	—	(182)	(182)
Balance as of December 31, 2022	36,956,345	$4	$535,074	$(392,824)	$(217)	$142,037
Issuance of common stock in private placement, net of issuance costs of $7,796	8,000,000	1	202,203	—	—	202,204
Issuance of common stock in at-the-market offerings, net of issuance costs of $518	658,206	—	14,480	—	—	14,480
Issuance of common stock in connection with asset acquisition	231,624	—	5,188	—	—	5,188
Issuance of common stock in connection with equity award plans	760,226	—	8,279	—	—	8,279
Issuance of common stock in connection with employee stock purchase plan	116,742		2,191			2,191
Stock-based compensation	—	—	35,845	—	—	35,845
Net loss	—	—	—	(163,415)	—	(163,415)
Other comprehensive income	—	—	—	—	1,861	1,861
Balance as of December 31, 2023	46,723,143	$5	$803,260	$(556,239)	$1,644	$248,670

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(163,415)	$(135,665)	$(83,988)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	35,023	27,007	23,087
Depreciation and amortization	10,829	3,238	595
Non-cash lease expense	620	443	380
Net accretion of discounts on investments	(1,725)	(1,703)	(137)
Non-cash interest expense related to the revenue interest liability	5,060	15,979	17,590
Amortization of debt discount and offering costs	1,117	—	—
Change in fair value of derivative liability	—	(906)	732
Change in fair value of contingent liabilities associated with acquisition	671	(899)	—
Inventory reserves and firm purchase commitment losses	9,257	—	—
Loss from termination of revenue interest purchase agreement	49,076	—	—
Costs recognized on sale of acquired inventory	3,419	—	—
Unrealized foreign exchange loss	1,764	—	—
Deferred income taxes associated with an acquisition	—	(6,580)	—
Gain on sale of priority review voucher, net	—	—	(108,000)
Change in operating assets and liabilities:
Accounts receivable	(43,974)	(20,727)	—
Prepaid and other current assets	(3,600)	(3,676)	(4,009)
Inventory	(4,393)	(3,448)	(495)
Other assets	(511)	(127)	(519)
Accounts payable, accrued expenses and other liabilities	30,778	7,639	22,655
Operating lease liabilities	(940)	(711)	(649)
Net cash used in operating activities	(70,944)	(120,136)	(132,758)
Investing activities
Purchase of investments	(27,329)	(132,322)	(198,029)
Proceeds from maturities of investments	153,000	140,300	155,600
Proceeds from paydown of investments	—	—	2,000
Purchase of property and equipment	(109)	(278)	(24)
Cash paid for acquisition	(212,762)	—	—
Payments made for additions to intangible assets	(20,000)	—	(19,000)
Proceeds from sale of priority review voucher, net	—	—	108,000
Net cash (used in) provided by investing activities	(107,200)	7,700	48,547
Financing activities
Proceeds from issuance of common stock in private placement, net of issuance costs	202,204	—	—
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	14,480	21,289	—
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	86,078	6,914
Proceeds from the issuance of convertible notes, net	305,304	—	—
Proceeds from issuance of common stock pursuant to equity plans	10,470	7,272	2,098
Payments of deferred offering costs	(281)	—	—
Payments on revenue interest liability	(195,577)	(5,552)	(121)
Proceeds from revenue interest liability, net of issuance costs	—	—	64,575
Net cash provided by financing activities	336,600	109,087	73,466
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(133)	12	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	158,323	(3,337)	(10,746)
Cash, cash equivalents and restricted cash equivalents at beginning of period	128,003	131,340	142,086
Cash, cash equivalents and restricted cash equivalents at end of period	$286,326	$128,003	$131,340
Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$1,079	$911	$864
Cash paid for income taxes	$125	$—	$—
Cash paid for interest	$6,817	$—	$—
Non-cash operating, investing and financing activities:
Inventory purchases included in accrued liabilities	$6,076	$163	$1,018
Right-of-use assets obtained in exchange for lease liability	$473	$285	$—
Stock-based compensation capitalized into inventory	$822	$441	$71
Issuance of common stock in connection with settlement of Contingent Milestone and Indemnification Holdback liabilities	$5,188	$—	$—
Issuance of common stock in exchange for acquired intangible assets	$—	$15,585	$—
Accrued milestone payments classified as intangible assets, net	$—	$15,000	$—
Deferred tax liability incurred from acquired intangible	$—	$6,580	$—
Contingent milestone liability for common stock issuance for acquired intangible assets	$—	$4,600	$—
Indemnification Holdback liability for common stock issuance in exchange for acquired intangible assets	$—	$831	$—

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

The Company has three approved medicines: LIVMARLI® (maralixibat) oral solution (“Livmarli”), Cholbam® (cholic acid) capsules, and Chenodal® (chenodiol) tablets (“Chenodal”). Livmarli is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) three months of age and older and cholestatic pruritus in patients with primary familial intrahepatic cholestasis (“PFIC”) five years of age and older in the United States, and for the treatment of cholestatic pruritus in patients with ALGS two months of age and older in Europe.

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

Liquidity

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of December 31, 2023, the Company had an accumulated deficit of $556.2 million and cash and cash equivalents of $286.3 million. The Company believes that its cash and cash equivalents of $286.3 million as of December 31, 2023 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying consolidated financial statements. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

In April 2023, the Company completed a convertible notes offering, as further described in Note 10, with net proceeds of $305.3 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. From the net proceeds, $192.7 million was used to repurchase all future revenue interests (the “Revenue Interests”) in connection with the Company’s Revenue Interest Purchase Agreement (“RIPA”) (Note 6). Upon repurchase and the termination of the RIPA, in accordance with its terms, the previously restricted cash equivalents of $100.0 million were no longer restricted from use.

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

The Company’s consolidated financial statements as of and for the year ended December 31, 2023 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, bank failures, high interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

Restricted cash equivalents as of December 31, 2022 consisted of deposits placed in a segregated bank account as required under the terms of the Company’s RIPA, as amended in September 2021, with Mulholland SA LLC, an affiliate of Oberland Capital LLC (“Oberland”), as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers in connection with the sale of the Priority Review Voucher in December 2021. Upon repurchase and the termination of the RIPA in April 2023, in accordance with its terms, the previously restricted cash equivalents of $100.0 million were no longer restricted from use.

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the consolidated balance sheets that together reflect the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$286,326	$28,003
Restricted cash equivalents	—	100,000
Total cash, cash equivalents, and restricted cash equivalents	$286,326	$128,003

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

The Company relies on a specialty pharmacy and a single distributor for all of the Company’s sales of Livmarli in the United States as well as a single distributor for sales outside the United States. The Company relies on a specialty pharmacy for all the Company’s sales of Chenodal and Cholbam in the United States.

The Company sources materials and services through several vendors. Certain materials are sourced from a single vendor. The loss of certain vendors could result in a temporary disruption of the Company’s commercialization efforts.

As of December 31, 2023, the Company did not have any customers that individually accounted for more than 10% of accounts receivable. As of December 31, 2022, the Company had one customer that accounted for approximately 23% of accounts receivable. For the years ended December 31, 2023, 2022 and 2021, the Company did not have revenue attributable to any one customer in excess of 10% of sales.

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

Accounts Receivable

The Company has accounts receivable amounts due from product sales. The Company also has accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of December 31, 2023. There was no bad debt expense for the years ended December 31, 2023, 2022 and 2021.

Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. The Company periodically reviews the composition of inventory to identify excess, obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is recognized through a charge to cost of sales. Furthermore, the Company periodically reviews its firm commitments for the purchase of minimum order quantities. If the minimum order quantities exceed the Company’s future demand, a net loss is accrued in cost of sales for such future inventory purchases. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

Accruals for firm purchase commitments amounted to $5.2 million as of December 31, 2023, of which $3.8 million was included in other liabilities on the consolidated balance sheets.

Prior to the initial regulatory approval for Livmarli, the Company expensed costs relating to raw materials and production of inventory as research and development expense in the accompanying consolidated statements of operations, in the period incurred. The Company has substantially depleted such inventories as of December 31, 2023.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term. As of December 31, 2023, property and equipment consisted primarily of leasehold improvements of $1.3 million and furniture and equipment of $0.9 million. As of December 31, 2022, property and equipment consisted primarily of leasehold improvements of $1.3 million and furniture and equipment of $0.6 million. Accumulated depreciation as of December 31, 2023 and 2022 was $1.5 million and $1.0 million, respectively. Depreciation expense was $0.3 million for each of the years ended December 31, 2023, 2022 and 2021.

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

The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$39,000	$(3,318)	$35,682	16.2
Developed technology	226,620	(10,239)	216,381	11.7
Assembled workforce	970	(108)	862	2.7
Total intangible assets	$266,590	$(13,665)	$252,925	12.3

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$34,000	$(1,333)	$32,667	17.1
Developed technology	28,107	(1,820)	26,287	8.4
Total intangible assets	$62,107	$(3,153)	$58,954	11.9

Amortization expense was $10.5 million, $2.9 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was included in cost of sales on the accompanying consolidated statements of operations.

The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of December 31, 2023 (in thousands):

Amount
2024	$21,545
2025	21,545
2026	21,436
2027	21,221
2028	21,221
Thereafter	145,957
$252,925

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

Convertible Notes

The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The Company accounts for its convertible notes (refer to Note 10) as a long-term liability equal to the proceeds received from issuance, including any embedded conversion features, net of the unamortized debt discount and offering costs in the accompanying consolidated balance sheets. The debt issuance and offering costs are amortized over the contractual term of the convertible notes, using the effective interest method, as interest expense in the accompanying consolidated statements of operations.

Revenue Interest Liability, Net

The revenue interest liability, net, associated with the RIPA that the Company entered into in December 2020, as amended in September 2021, with Oberland as agent for Purchasers, and the Purchasers, was presented net of issuance costs and a debt discount on the consolidated balance sheet as of December 31, 2022. The Company imputed interest expense associated with this liability using the effective interest rate method. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability varied during the term of the agreement depending on a number of factors, including the level of actual and forecasted product sales, net. The Company evaluated the interest rate quarterly based on actual product sales, net and forecast product sales, net, utilizing the prospective method. In April 2023, the Company repurchased all future Revenue Interests and as a result, the RIPA was terminated in accordance with its terms (refer to Note 6).

Derivative Liability

The RIPA contained certain features that met the definition of being an embedded derivative requiring bifurcation as a separate compound financial instrument apart from the RIPA. The derivative liability was initially measured at fair value on issuance and was subject to remeasurement at each reporting period with changes in fair value recognized as other income (expense) in the accompanying consolidated statements of operations as the change in fair value of derivative liability. In April 2023, the derivative liability was extinguished in connection with the termination of the RIPA (refer to Note 6).

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

Government Rebates: The Company records rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are generated. The Company’s rebate calculations may require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. The liability for unpaid rebates is included in accrued expenses on the accompanying consolidated balance sheets. To date, actual government rebates have not differed materially from the Company’s estimates.

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

The following table presents Total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Year Ended December 31,
	2023	2022	2021
Product sales, net:
Livmarli	$141,795	$75,062	$3,138
Bile Acid Medicines	37,079	—	—
Total product sales, net	178,874	75,062	3,138
License revenue	7,500	2,000	16,000
Total revenues	$186,374	$77,062	$19,138

The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$146,699	$67,920	$2,913
Rest of world	32,175	7,142	225
Total product sales, net	$178,874	$75,062	$3,138

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

Cost of Product Sales

Prior to receiving approval from the U.S. Food and Drug Administration ("FDA") or other foreign regulatory authorities for a new medicine or new formulation, the Company expenses all costs incurred related to the manufacture of such medicines as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates. Subsequent to receiving FDA or other foreign regulatory authority approval, when commercialization is considered probable and the future economic benefit is expected to be realized, the Company begins capitalizing inventory costs incurred.

Cost of product sales consist of manufacturing costs, transportation and freight, amortization of capitalized intangible assets, royalties and indirect overhead costs associated with the manufacturing and distribution of the Company's approved products. Cost of product sales may also include period costs related to certain manufacturing services and inventory adjustment charges.

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

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $6.3 million, $4.0 million and $9.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Foreign Currency

The consolidated financial statements are presented in U.S. dollars. The functional currency for most of the Company’s foreign subsidiaries is their local currency. Balance sheet accounts of international subsidiaries are translated at the current exchange rates as of the end of each accounting period. Income statement items are translated at average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of stockholders’ equity.

Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction. Unrealized foreign exchange losses amounted to $1.8 million for the year ended December 31, 2023, and were insignificant for the years ended December 31, 2022 and 2021. Realized foreign exchange gains and losses were insignificant for the years ended December 31, 2023, 2022 and 2021.

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

The following table sets for the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021(in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss, basic	$(163,415)	$(135,665)	$(83,988)
Add: Change in fair value of Holdback Indemnification liability	—	(214)	—
Add: Change in fair value of Contingent Milestone liability	—	(700)	—
Net loss, diluted	$(163,415)	$(136,579)	$(83,988)

Denominator:
Weighted-average shares of common stock outstanding, basic	40,885,124	33,839,072	30,321,722
Effect of dilutive securities:
Weighted-average Holdback-Indemnification shares issuable	—	19,590	—
Weighted-average contingent milestone shares	—	123,831	—
Weighted-average shares of common stock outstanding, diluted	40,885,124	33,982,493	30,321,722

Net loss per share, basic	$(4.00)	$(4.01)	$(2.77)
Net loss per share, diluted	$(4.00)	$(4.02)	$(2.77)

The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2023	2022	2021
Options to purchase common stock and restricted stock units	10,909,831	8,955,557	6,940,556
Common stock issuable upon conversion of convertible notes	9,964,247	—	—
Employee stock purchase plan contingently issuable	23,054	26,305	23,116
Common stock subject to repurchase	—	—	122,464
Total	20,897,132	8,981,862	7,086,136

Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance also modifies the impairment models for purchased financial assets with credit deterioration since their origination. There was no impact on the accompanying consolidated financial statements as of the adoption date.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-3, Codification Improvements to Financial Instruments which makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard and clarifies the following areas (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. The Company adopted this standard on January 1, 2023. There was no impact on the accompanying consolidated financial statements as of the adoption date.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the accompanying consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

3. Fair Value Measurements

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$278,116	$—	$—	$278,116
Total financial assets	$278,116	$—	$—	$278,116

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$124,227	$—	$—	$124,227
U.S. treasury bills	4,975	—	—	4,975
Commercial paper	—	74,386	—	74,386
U.S. government bonds	—	44,354	—	44,354
Total financial assets	$129,202	$118,740	$—	$247,942
Financial liabilities:
Contingent milestone liability	$3,900	$—	$—	$3,900
Derivative liability	—	—	1,090	1,090
Indemnification holdback	—	—	617	617
Total financial liabilities	$3,900	$—	$1,707	$5,607

The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of December 31, 2023 and 2022 approximate their related fair values due to the short-term maturities of these instruments.

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

At the time of issuance, the Contingent Milestone liability was recognized at fair value using Level 3 inputs as no observable inputs were available at the time in the market. As of December 31, 2022, the Contingent Milestone liability is considered a Level 1 input as the significant inputs were known and observable. The derivative liability and Indemnification Holdback liability (each as defined below) as of December 31, 2022 are each considered a Level 3 input based on the three-level hierarchy.

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

Indemnification Holdback and Contingent Milestone Liabilities

In May 2022, in connection with the acquisition of Satiogen (refer to Note 7 “Asset Acquisitions” for further information), the Company recorded at fair value liabilities related to the Company’s common stock issuable upon satisfaction of certain purchase price adjustments and indemnification obligations that may arise during the 12 month period following the asset acquisition date (“Indemnification Holdback”) and contingent consideration upon achievement of a certain milestone (“Contingent Milestone”). The fair value of the Indemnification Holdback and the Contingent Milestone was classified within Level 3 of the fair value hierarchy and was estimated based upon the value of the Company’s common stock price. The fair value of the Indemnification Holdback was additionally determined based on management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date, while the fair value of the Contingent Milestone was additionally determined based upon management’s estimate of the probability of the milestone being met. The fair value of the Indemnification Holdback and Contingent Milestone was initially measured on May 20, 2022, the date on which the Company completed the acquisition of Satiogen. The Company assessed the fair value of the Indemnification Holdback and Contingent Milestone each reporting period until resolution of the related contingency, and changes in fair value were recorded in other income (expense), net in the accompanying consolidated statements of operations. As of December 31, 2022, the contingency for the Contingent Milestone was resolved and the fair value of the liability was determined based solely upon the closing price of the Company’s common stock. In January 2023, the Company issued 199,993 shares of common stock in connection with the Contingent Milestone liability. In June 2023, the contingencies related to the Indemnification Holdback were resolved and the Company issued 31,631 shares of common stock.

The following table provides a summary of the changes in the estimated fair value of the Indemnification Holdback and Contingent Milestone liability within Level 3 of the fair value hierarchy (in thousands):

	Indemnification Holdback Liability	Contingent Milestone Liability
Balance at January 1, 2022	$—	$—
Initial recognition	831	4,600
Change in fair value	(214)	(700)
Transfer out of Level 3 fair value hierarchy	—	(3,900)
Balance at December 31, 2022	617	—
Change in fair value	279	—
Settlement of Indemnification Holdback liability	(896)	—
Balance at December 31, 2023	$—	$—

The Contingent Milestone and Indemnification Holdback liability is included in other liabilities on the accompanying consolidated balance sheets as of December 31, 2022. There was no outstanding balance related to the Contingent Milestone and Indemnification Holdback liability as of December 31, 2023.

4. Financial Instruments

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market fund	$278,116	$—	$—	$278,116
Total cash equivalents and investments	$278,116	$—	$—	$278,116
Classified as:
Cash equivalents				$278,116
Total cash equivalents and investments				$278,116

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$124,227	$—	$—	$124,227
U.S. treasury bills	4,980	—	(5)	4,975
Commercial paper	74,386	—	—	74,386
U.S. government bonds	44,579	—	(225)	44,354
Total cash equivalents and investments	$248,172	$—	$(230)	$247,942
Classified as:
Cash equivalents				$24,226
Cash equivalents - restricted				100,000
Short-term investments				123,716
Total cash equivalents, restricted cash equivalents and investments				$247,942

During the years ended December 31, 2023 and 2022, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any credit losses on these securities.

5. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$2,998	$—
Work in progress	9,873	5,351
Finished goods	9,441	214
Total inventory	$22,312	$5,565

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and related benefits	$20,939	$14,660
Accrued sales deductions	23,650	4,284
Accrued clinical trials	7,268	8,319
Accrued professional service fees	7,941	5,372
Accrued manufacturing and non-clinical costs	9,922	3,927
Accrued royalties payable	6,716	2,456
Accrued interest	2,108	—
Accrued milestone payments	—	15,000
Total accrued expenses	$78,544	$54,018

6. Revenue Interest Purchase Agreement

In December 2020, the Company entered into the RIPA, as amended in September 2021, with Oberland as agent for the Purchasers, and the Purchasers to obtain financing for the commercialization and further development of Livmarli and other working capital needs. Pursuant to the RIPA, the Company has received $115.0 million consisting of an upfront payment of $50.0 million in December 2020 and $65.0 million in April 2021 associated with the acceptance for filing by the FDA of a New Drug Application for Livmarli for the treatment of cholestatic pruritus in patients with ALGS, less certain transaction expenses.

Under the RIPA, the Company was entitled to receive an additional $35.0 million upon FDA approval of Livmarli, which it elected to forgo. The Company was also entitled to receive up to approximately $50.0 million at the option of the Purchasers to finance in-licenses or other acquisitions on or prior to December 31, 2022, which the Company did not request.

As consideration for such payments, the Purchasers had the right to receive the Revenue Interests from the Company based on annual product sales, net of Livmarli, in tiered payments (the “Revenue Interest Payments”) based on whether annual product sales, net were (i) less than or equal to $350.0 million (“Tier 1”), (ii) exceeding $350.0 million and less than or equal to $1.1 billion (“Tier 2”), or (iii) exceeding $1.1 billion (“Tier 3”). The Revenue Interest Payments were initially 9.75% (at Tier 1) and 2.0% (at Tier 2 and Tier 3) of such annual net sales.

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

The Company imputed interest expense associated with the revenue interest liability using the effective interest rate method. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability was variable during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluated the interest rate quarterly based on each period's product sales, net forecasts utilizing the prospective method. The Company recorded interest expense related to this arrangement of $5.1 million, $16.0 million and $17.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company incurred $0.9 million of issuance costs in connection with the RIPA, which were being amortized to interest expense over the estimated term of the debt.

In April 2023, the Company exercised the Call Option and repurchased all future Revenue Interests. In connection with such repurchase, the Company made a payment of $192.7 million, or 175% of the Cumulative Purchaser Payments (minus all payments that were made to the Purchasers in connection with the Revenue Interests). As a result, the RIPA terminated in accordance with its terms.

The following table summarizes the revenue interest liability activity during the years ended December 31, 2023 and 2022 (in thousands):

	Revenue Interest Liability	Derivative Liability
Balance at January 1, 2022	$129,923	$1,996
Interest expense recognized	15,979	—
Revenue interest payments	(5,551)	—
Change in fair value	—	(906)
Revenue interest liability at December 31, 2022	140,351	1,090
Interest expense recognized	5,060	—
Revenue interest payments	(2,883)	—
Revenue interest liability settlement	(192,694)	—
Loss (gain) from termination of revenue interest purchase agreement	50,166	(1,090)
Revenue interest liability at December 31, 2023	$—	$—

The net loss from termination of the RIPA of $49.1 million, comprised of the $50.2 million loss related to the settlement of the revenue interest liability and the $1.1 million gain on the derecognition of the related derivative liability, was recorded in the accompanying consolidated statements of operations. As of December 31, 2023, there were no outstanding balances related to the revenue interest liability and the derivative liability.

7. Asset Acquisitions

Asset Purchase Agreement with Travere Therapeutics, Inc.

On August 31, 2023, the Company completed the Bile Acid Portfolio Acquisition.

In accordance with the terms and conditions of the Purchase Agreement, the Company purchased from Travere substantially all of the assets related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of the Bile Acid Medicines. The Company paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines. The Company assessed the fair value of this contingent consideration in its determination of whether the acquisition of the Bile Acid Portfolio should be accounted for as an asset acquisition. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model, which includes the amount and timing of revenue projections subsequent to the acquisition date as a significant assumption.

The Company and Travere concurrently entered into a transitional services agreement pursuant to which Travere is obligated to perform certain services for a period of time, not anticipated to last beyond 12 months post-close, with respect to the Company’s use and operation of the assets purchased.

The Company accounted for the transaction as an asset acquisition as substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, namely, the developed technology related to the Bile Acid Medicines. The developed technology asset consists of certain processes and at-market contracts related to the manufacture and commercialization of the Bile Acid Medicines, regulatory approvals, and other assets, and are considered a single asset as they are interdependently linked. The Company estimated the fair value of the developed technology asset using the discounted cash flow method. This approach incorporates significant estimates and assumptions related to the forecasted results including, but not limited to, estimates and assumptions regarding revenues, expenses, and discount rates to estimate future cash flows. The Company determined that the developed technology asset acquired was commercially viable and the cost of the acquisition was recorded as an intangible asset in the accompanying consolidated balance sheet as of December 31, 2023. The acquired assets are amortizable for tax purposes.

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

The Company amortizes the acquired intangible assets straight-line over their estimated useful lives of 12.5 years for developed technology and 3 years for assembled workforce (Note 2).

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

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. As of December 31, 2022, the Company accrued $15.0 million for a regulatory milestone associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older, which was paid by the Company in January 2023. In September 2023, the Company accrued $5.0 million for a commercial milestone associated with product sales, which was paid by the Company in December 2023. No additional milestones were accrued as of December 31, 2023 as there were no potential milestones yet considered probable. There were no volixibat development and regulatory milestones achieved during the years ended December 31, 2023 and 2022.

On March 13, 2024, the Company received regulatory approval for Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older by the FDA for marketing in the U.S. In connection with this approval, the Company will accrue and pay a $10.0 million regulatory milestone under this license agreement.

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

Sanofi License

Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of December 31, 2023, no milestones had been accrued as there were no potential milestones considered probable.

8. Collaboration and License Agreements

License and Collaboration Agreement with CANbridge

In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”). Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license in May 2021, was recorded as license revenue. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. The Company concluded at inception of the agreement that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company will recognize any consideration related to sales-based payments when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. In January 2022 and June 2023, CANbridge achieved regulatory milestones, triggering milestone payments to the Company of $2.0 million and $5.0 million, respectively, which, upon the release of the constraints, were recorded as license revenue in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022. For the years ended December 31, 2023, 2022 and 2021, the Company recorded research and development funding of $2.3 million, $0.9 million and $1.9 million, respectively, payable by CANbridge to the Company which is reflected as a reduction of research and development expense in the accompanying consolidated statements of operations. As of December 31, 2023 and 2022, such research and development funding included in accounts receivable on the accompanying consolidated balance sheets was immaterial.

License and Collaboration Agreement with GC Biopharma

In July 2021, the Company entered into an exclusive license and collaboration agreement with GC Biopharma. Under the terms of the agreement, GC Biopharma has obtained the exclusive right to develop and commercialize Livmarli within South Korea for ALGS, PFIC, and biliary atresia (“BA”). In connection with the agreement, the Company received a $5.0 million upfront payment, which, upon satisfaction of the performance obligation and receipt by GC Biopharma of the right to use and benefit from the license, was recorded as license revenue. Additionally, the Company is entitled to certain research and development funding and up to $23.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. At inception of the agreement, the Company concluded that the transaction price should not include the variable consideration related to unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue for this contract when the uncertainty is resolved in the future. The Company will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. In February 2023, GC Biopharma achieved a regulatory milestone under this agreement triggering a milestone payment to the Company of $2.5 million, which upon the release of the constraint was recognized as license revenue in the accompanying consolidated statements of operations for the year ended December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, research and development funding payable by GC Biopharma to the Company, which is reflected as a reduction of research and development expense in the accompanying consolidated statements of operations, was immaterial. As of December 31, 2023 and 2022, such research and development funding recorded as a receivable in accounts receivable on the accompanying consolidated balance sheets was immaterial.

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

9. Leases

In January 2019, the Company entered into an operating lease agreement for office space which consisted of approximately 5,600 square feet (the “Initial Lease”). The lease term is approximately four years with an option to extend the term for one five-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. The lease contained a tenant improvement allowance of $0.4 million, which has been recorded as leasehold improvements on the accompanying consolidated balance sheets with a corresponding reduction of the ROU asset at inception of the lease. Rent payments commenced in August 2019. In November 2019, the Company amended the operating lease agreement (the “Amended Agreement”) to extend the term of the Initial Lease through March 2025. This extension was accounted for as a lease modification and the Company recorded an increase to the ROU asset and lease liability of $0.6 million at the time of the amendment.

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

As of December 31, 2023, the Company recorded an aggregate ROU asset of $1.3 million and an aggregate lease liability of $1.7 million in the accompanying consolidated balance sheets. The weighted-average remaining lease term is 2.1 years.

As of December 31, 2023, undiscounted future minimum payments under the Company’s operating leases are as follows (in thousands):

Years Ended December 31,	Undiscounted Rent Payments
2024	$1,193
2025	366
2026	123
2027	123
2028	61
Total undiscounted lease payments	1,866
Less: imputed interest	(145)
Total lease liability	$1,721

Rent expense was $0.8 million for each of the years ended December 31, 2023 and 2022, and $0.7 million for the year ended December 31, 2021. Variable lease payments for each of the years ended December 31, 2023 and 2022 were $0.2 million. Variable lease payments for the year ended December 31, 2021 were immaterial.

On January 17, 2024, the Company entered into an operating lease agreement for approximately 36,300 square feet of office space (the “New Lease”). The lease term is approximately five years and the Company will be paying approximately $10.8 million in base rent during the term. The Company expects the New Lease to commence in May 2024. Concurrently with entering into the New Lease, the Company entered into an amendment of its existing Amended Agreement to accelerate the lease expiration date from March 2025 to shortly after the commencement date of the New Lease. As of the date these financial statements are issued, the Company has not finalized the accounting for the amendment of its Amended Agreement or the New Lease.

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

As of December 31, 2023, the Notes consisted of the following (in thousands):

Convertible Notes
Principal amount	$316,250
Unamortized debt discount and issuance costs	(9,829)
Net carrying amount	$306,421

The Company incurred $10.9 million of transaction costs related to the issuance of the Notes, which are being amortized to interest expense over the term of the Notes using the effective interest method. As of December 31, 2023, the remaining amortization period of the debt discount was approximately 5.3 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes (in thousands):

Year Ended December 31,
2023
Coupon interest expense	$8,925
Amortization of debt discount and issuance costs	1,120
Total interest expense on convertible notes	$10,045

As of December 31, 2023, the estimated fair value of the Notes was $387.3 million. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

11. Stockholders’ Equity

Common Stock

In August 2020, the SEC declared effective a registration statement on Form S-3 (“2020 Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“2020 Sales Agreement”) with SVB Securities LLC, recently acquired by Leerink Partners

LLC (“Leerink”) pursuant to which the Company could elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2020 Shelf Registration through Leerink acting as the sales agent and/or principal. During the year ended December 31, 2023, the Company issued and sold 658,206 shares of common stock pursuant to the 2020 Sales Agreement resulting in gross proceeds to the Company of $15.0 million. The net proceeds for the year ended December 31, 2023 to the Company after deducting sales commissions to SVB Securities and other issuance expenses were approximately $14.5 million. As of December 31, 2023, the Company has issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the 2020 Sales Agreement resulting in aggregate gross proceeds to the Company of $43.7 million. The 2020 Shelf Registration expired in August 2023, and no further sales may be made under the 2020 Sales Agreement.

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

On September 9, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of December 31, 2023, the Company had not issued any securities pursuant to the automatic shelf registration statement.

On August 31, 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, the Company completed the private placement of 8,000,000 shares of the Company’s common stock at a price per share of $26.25, resulting in net proceeds of approximately $202.2 million.

On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of December 31, 2023, the Company had not issued any securities pursuant to the 2023 Sales Agreement.

Common Stock Reserved for Issuance

Common stock reserved for issuance is as follows:

	December 31,
	2023	2022
Stock options, restricted stock units and performance stock units issued and outstanding	10,909,831	8,955,557
Reserved for future stock awards or option grants	2,230,264	1,596,947
Reserved for employee stock purchase plan	1,040,828	1,157,570
Common stock issuable upon conversion of convertible notes	9,964,247	—
Common stock held back in connection with asset acquisition	—	31,638
Common stock issuable as contingent consideration in connection with asset acquisition	—	199,993
	24,145,170	11,941,705

12. Stock-Based Compensation

Equity Incentive Plans

In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2023, 1,119,312 shares of common stock were available for issuance under the 2019 Plan.

In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. In 2023, 2021 and 2020, the Company’s board of directors authorized an additional 1,500,000, 1,000,000 and 750,000 shares of the Company’s common stock for future issuance, respectively. As of December 31, 2023, 1,110,952 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2023 (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	8,340,083	$13.63	7.5	$51,645
Granted	2,066,089	$25.35
Exercised	(514,443)	$16.09
Canceled and forfeited	(259,225)	$18.80
Outstanding as of December 31, 2023	9,632,504	$15.87	6.9	$131,785
Vested and exercisable as of December 31, 2023	5,978,571	$12.12	5.9	$104,048

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $18.25, $12.73 and $13.39 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $5.7 million, $3.0 million and $1.3 million, respectively. As of December 31, 2023, the total unrecognized stock-based compensation related to unvested stock option awards granted was $48.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

Year ended December 31,
	2023	2022	2021
Expected term (in years)	5.3-6.1	5.5-6.1	5.5-6.1
Expected volatility	80.17%-85.24%	80.86%-83.20%	82.76%-94.06%
Risk-free interest rate	3.35%-4.67%	1.46%-4.10%	0.62%-1.34%
Expected dividend yield	—	—	—

Restricted Stock Units

The following table summarizes the activity under the Company’s restricted stock units for the year ended December 31, 2023:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2022	615,474	$18.36
Granted	824,584	$25.48
Vested	(245,783)	$18.36
Cancelled/Forfeited	(64,783)	$20.82
Unvested and Outstanding as of December 31, 2023	1,129,492	$23.41

The fair value of restricted stock unit ("RSU") awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

As of December 31, 2023, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $19.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.

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

The following table summarizes the activity under the Company's performance stock units for the year ended December 31, 2023:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2022	—	$—
Granted	147,835	$23.64
Unvested and outstanding as of December 31, 2023	147,835	$23.64

As of December 31, 2023, the total unrecognized stock compensation related to performance stock units granted was $2.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

2019 Employee Stock Purchase Plan

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. The ESPP became effective on July 17, 2019 and generally provides for six-month consecutive offering periods beginning on May 11th and November 11th of each year. During the year ended December 31, 2023, 116,742 shares were issued under the ESPP. As of December 31, 2023, the Company had 1,040,828 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP for the years ended December 31, 2023, 2022 and 2021 was $0.9 million, $0.7 million and $0.7 million, respectively.

Restricted Common Stock

In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. During the years ended December 31, 2022 and 2021, 122,464 shares and 133,593 shares vested, respectively. All restricted common stock was fully vested as of December 31, 2022.

Compensation Expense

Total stock-based compensation is reflected in the accompanying consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Selling, general and administrative	$24,131	$16,957	$13,128
Research and development	10,892	10,050	9,888
Total	$35,023	$27,007	$23,016

Stock-based compensation reflected in cost of goods sold for the years ended December 31, 2023, 2022 and 2021 was insignificant. Stock-based compensation of $0.8 million, $0.4 million and $0.1 million was capitalized into inventory for the years ended December 31, 2023, 2022 and 2021, respectively.

13. Gain from Sale of Priority Review Voucher

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

14. Income Taxes

The Company’s losses before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. loss before taxes	$(164,953)	$(142,661)	$(84,217)
Foreign income before taxes	2,529	590	266
Loss before income taxes	$(162,424)	$(142,071)	$(83,951)

The income tax (expense) benefit applicable to income before income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current income taxes:
Federal	$37	$—	$—
State	67	18	—
Foreign	887	157	37
Total current	991	175	37
Deferred taxes:
Federal	—	(5,503)	—
State	—	(1,078)	—
Total deferred	—	(6,581)	—
Income tax (benefit) expense	$991	$(6,406)	$37

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.00%	21.00%	21.00%
State tax	3.57	7.40	1.32
Permanent differences	(0.50)	(0.65)	(1.70)
Other	(0.13)	(0.93)	0.02
Executive compensation	—	(2.99)	—
Global intangible low-taxed income	(1.69)	(1.43)	—
Tax credits	1.91	4.96	7.72
Change in valuation allowance	(24.77)	(22.85)	(28.41)
Total tax benefit	(0.61)%	4.51%	(0.05)%

The significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$40,455	$34,522
Capitalized research and development	38,065	23,569
Tax credit carryforwards	30,071	26,747
Interest limitation attributes	15,814	3,127
Stock-based compensation	8,419	6,726
Intangibles	4,055	4,733
Accrued expenses	3,953	3,101
Inventory	2,316	426
Lease liability	269	460
Total deferred tax assets	143,417	103,411
Deferred tax liabilities:
Operating lease right-of-use assets	(161)	(272)
Fixed assets	(37)	(100)
Total deferred tax liabilities	(198)	(372)
Valuation allowance	(143,219)	(103,039)
Net deferred tax assets	$—	$—

The valuation allowance increased by $40.2 million, $32.5 million and $23.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The tax benefit of deductible temporary differences or carryforwards is recorded as a deferred tax asset to the extent that management assesses the realization is “more likely than not.” Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the period available under the tax law. At December 31, 2023 and 2022, the Company has set up valuation allowances against all federal and state net deferred tax assets, because based on all available evidence, these deferred tax assets are not more than likely to be realizable.

The Company had federal, California and other state net operating loss carryforwards of approximately $166.9 million, $30.0 million and $59.7 million at December 31, 2023, and $153.1 million, $19.1 million and $17.7 million at December 31, 2022, respectively. Federal losses do not expire, and California net operating and other state income net operating losses will begin to expire in 2038 and 2032, respectively, if not utilized. The Company also has federal general business credit and California research and development credit carryforwards totaling $36.5 million and $4.8 million at December 31, 2023, and $32.5 million and $4.2 million at December 31, 2022, respectively. The federal research and development credit carryforwards will begin to expire in 2039, unless previously utilized. The California research credits do not expire.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards and the research and development credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards and research and development credit carryforwards before utilization and may be material. As of December 31, 2023, the Company determined that it has not experienced an ownership change and determined that NOLs and tax credits are not subject to a limitation pursuant to Section 382.

The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$9,254	$6,399
(Decrease) related to prior year tax positions	—	—
Increases related to current year tax positions	1,200	2,855
Balance at end of year	$10,454	$9,254

The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary roll-forward above. The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The Company’s effective income tax rate would not be impacted if the unrecognized tax benefits were recognized in 2023 and 2022, as the Company is in a full valuation allowance position.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. All of the Company’s tax returns in all jurisdictions remain open to examination since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2023 and 2022, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2023 and 2022, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place in the Tax Act.

15. Commitments and Contingencies

Certain of the Company's contractual arrangements with contract manufacturing organizations require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, due to the material weaknesses described below, as of December 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, due to the material weaknesses described below, our management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in our internal controls over financial reporting as of December 31, 2023:

•
The Company did not design and maintain effective controls over the existence and valuation of inventory, specifically, the controls over existence of inventory located at third parties and the net realizable value assessment of on-hand inventory and future purchases under firm commitments. The Company’s controls were not designed with sufficient level of precision and the level of evidence of reviews performed was insufficient.

•
The Company did not design and maintain sufficiently precise management review controls to evaluate prospective financial information used to determine the fair value of developed technology and did not maintain evidence related to the management review performed. Furthermore, the Company did not design and maintain effective management review controls to identify and assess firm purchase commitments related to the acquisition.

The material weaknesses identified above did not result in any material misstatements to our financial statements or disclosures, and there were no changes to previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the Bile Acid Portfolio Acquisition, which we acquired in an asset purchase on August 31, 2023 and is included in our consolidated financial statements as of and for the year ended December 31, 2023. The Bile Acid Portfolio Acquisition represented approximately 6% of total assets (excluding intangible assets) and 20% of total revenues, each as reflected in our consolidated financial statements as of and for the year ended December 31, 2023.

Remediation Plan for Material Weaknesses

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses. The remediation plan includes adding controls to ensure timely accounting evaluation of firm commitments for inventory purchases and employee training related to internal control over financial reporting specifically focused on data used in the operation of management review controls and the execution of management review controls with an appropriate level of precision and documentation. The remediation actions will be monitored by the Audit Committee of our Board of Directors. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance on the timing of our implementation of these initiatives or that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

Item 9B. Other Information

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date

Christopher Peetz, Chief Executive Officer	Adopted	December 28, 2023	X	Up to 75,000	December 28, 2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained under the proposal captioned “Election of Directors” and captions “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” if any, in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders (“Definitive Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the proposal captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement and is incorporated here by reference.

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
2.1#¥

Asset Purchase Agreement, dated July 16, 2023, by and between Mirum Pharmaceuticals, Inc. and Travere Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2023, and incorporated by reference herein).

3.1

Amended and Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019, and incorporated by reference herein).

3.2

Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019, and incorporated by reference herein).

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
4.4

Indenture, dated as of April 17, 2023, between Mirum Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2023, and incorporated by reference herein).

4.5

Form of certificate representing the 4.00% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.4 above) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2023, and incorporated by reference herein).

10.1+

Mirum Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.1A+

Forms of grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.2+

Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on July 8, 2019, and incorporated by reference herein).

10.2A+

Forms of grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on July 8, 2019, and incorporated by reference herein).

10.2B+

Forms of restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on July 8, 2019, and incorporated by reference herein).

10.2C+

Forms of international grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.2D+

Forms of international director grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.2E+	Forms of international restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the

Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).
10.3+

Mirum Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on July 8, 2019, and incorporated by reference herein).

10.3A+

Mirum Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan Terms and conditions – Non-U.S. Participants (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.4+*	Mirum Pharmaceuticals, Inc. 2020 Inducement plan, as amended August 24, 2023
10.4A+

Forms of grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s From 10-Q, filed with the SEC on May 7, 2020, and incorporated by reference herein).

10.4B+

Forms of restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s From 10-Q, filed with the SEC on May 7, 2020, and incorporated by reference herein).

10.4C+

Forms of international grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.4D+

Forms of international restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.5+

Form of Indemnification Agreement by and between the Registrant and each director and executive officer (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on July 8, 2019, and incorporated by reference herein).

10.6+

Mirum Pharmaceuticals, Inc. Amended and Restated Severance Benefit Plan and form of Participation Agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 30, 2023, and incorporated by reference herein).

10.7+

Amended and Restated Offer Letter by and between the Registrant and Christopher Peetz, dated May 15, 2019 (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.8+

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

10.10+

Offer Letter by and between the Company and Eric Bjerkholt, dated August 8, 2023 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2023, and incorporated by reference herein).

10.11+

Offer Letter by and between the Registrant and Peter Radovich, dated April 28, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2021, and incorporated by reference herein).

10.12#¥

License Agreement by and between Lumena Pharmaceuticals, Inc. and Satiogen Pharmaceuticals, Inc., dated February 8, 2011 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.12A#

Amendment to License Agreement by and between Lumena Pharmaceuticals, Inc. and Satiogen Pharmaceuticals, Inc., dated February 8, 2011 (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.13#¥

License Agreement by and between Lumena Pharmaceuticals, Inc. and Pfizer Inc., dated June 1, 2012 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.14#¥

License Agreement by and between Lumena Pharmaceuticals, Inc. and Sanofi-Aventis Deutschland GmbH, dated September 27, 2012 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.14A#

Amendment No. 1 to License Agreement by and between Shire Orphan and Rare Disease GmbH (successor in interest of Lumena Pharmaceuticals, Inc.) and Sanofi-Aventis Deutschland GmbH, dated June 26, 2015 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.15#¥

Assignment and License Agreement by and between the Registrant and Shire International GmbH, dated November 5, 2018 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.16

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

10.16A*	Third Amendment to Office Lease, dated January 17, 2024, by and between the Registrant and Hudson Metro Center, LLC.
10.17*¥	Office Lease, dated January 17, 2024, by and between the Registrant and Hudson Metro Center, LLC.
10.18

Sales Agreement by and between the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co., dated November 2, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2023).

10.19*+	Mirum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 8, 2023, and incorporated by reference herein).
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Mirum Pharmaceuticals Inc. Incentive Compensation Recoupment Policy.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

# Pursuant to Item 601(b)(2) and Item 601(b)(10) of Regulation S-K, as applicable, certain portions of this exhibit have been omitted (indicated by “[*]” or “[…***…]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

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

MIRUM PHARMACEUTICALS, INC.

Date: March 15, 2024	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Peetz and Eric Bjerkholt and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Peetz	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Christopher Peetz

/s/ Eric Bjerkholt	Chief Financial Officer (Principal Financial Officer)	March 15, 2024
Eric Bjerkholt

/s/ Jody Howe	Senior Vice President, Global Controller (Principal Accounting Officer)	March 15, 2024
Jody Howe

/s/ Laura Brege	Director	March 15, 2024
Laura Brege

/s/ Lon Cardon, Ph.D.	Director	March 15, 2024
Lon Cardon, Ph.D.

/s/ William C. Fairey	Director	March 15, 2024
William C. Fairey

/s/ Laurent Fischer, M.D.	Director	March 15, 2024
Laurent Fischer, M.D.

/s/ Michael Grey	Director	March 15, 2024
Michael Grey

/s/ Patrick Heron	Director	March 15, 2024
Patrick Heron

/s/ Saira Ramasastry, M.S., M.Phil	Director	March 15, 2024
Saira Ramasastry, M.S., M.Phil

/s/ Timothy Walbert	Director	March 15, 2024
Timothy Walbert