Form 10-Q
period 2024-03-31
Mirum Pharmaceuticals, Inc.
filed 2024-05-08
CIK 1759425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _______________
Commission File Number 001-38981
____________________________________________________________________________
Mirum Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________

Delaware	83-1281555
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
950 Tower Lane, Suite 1050, Foster City, California	94404
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 667-4085
____________________________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of May 3, 2024 was 47,133,021.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
i

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
•The success of our business depends, in part, on our ability to market and sell our approved medicines profitably.
•If we are unable to adequately grow, maintain and scale our marketing and sales capabilities or enter into or maintain rights pursuant to agreements with third parties to market and sell our approved medicines, we may not be able to generate viable revenues.
•Our approved medicines or any one of our product candidates, if approved, may fail to achieve the market acceptance among physicians, patients and others in the medical community necessary for commercial success.
•We rely completely on third parties to manufacture and distribute our clinical and commercial drug supplies, including certain sole-source suppliers and manufacturers. These third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug substance, drug product, or labeled finished product in a timely fashion, or fail to do so at acceptable quality levels or prices.
•Our business depends, in part, on the success of our product candidates, each of which requires significant clinical testing before we can seek regulatory approval and potentially launch commercial sales.
•We have encountered and may continue to encounter delays and difficulties enrolling patients in our clinical trials, and as a result, our clinical development activities could be delayed or otherwise adversely affected.
•Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.
•Clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.
•Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs for us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
•Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
•We face significant competition from other biotechnology and pharmaceutical companies with products that may directly or indirectly compete with ours, and our operating results will suffer if we fail to compete effectively.
•We may fail to realize all of the anticipated benefits of the Bile Acid Portfolio Acquisition (defined below) or those benefits may take longer to realize than expected.
•We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
•We may need substantial additional financing to continue our commercialization efforts for our approved medicines, develop our product candidates and implement our operating plans. If we fail to obtain additional financing when needed, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•We do not currently have patent protection or regulatory exclusivity for certain of our approved medicines or rely on regulatory exclusivity. If we are unable to obtain and maintain sufficient intellectual property protection for our approved medicines and our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our approved medicines and our other product candidates, if approved, may be adversely affected.
ii

•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could adversely impact our investors’ confidence in our financial reports and our stock price could be adversely affected.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Mirum Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$302,843	$286,326
Accounts receivable	54,999	67,968
Inventory	21,606	22,312
Prepaid expenses and other current assets	10,017	10,935
Total current assets	389,465	387,541
Property and equipment, net	501	706
Operating lease right-of-use assets	680	1,284
Intangible assets, net	257,443	252,925
Other assets	3,873	4,165
Total assets	$651,962	$646,621
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,983	$7,416
Accrued expenses	89,568	78,544
Operating lease liabilities	358	1,104
Total current liabilities	105,909	87,064
Operating lease liabilities, noncurrent	328	617
Convertible notes payable, net	306,835	306,421
Other liabilities	4,287	3,849
Total liabilities	417,359	397,951
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 47,061,106 and 46,723,143 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	816,129	803,260
Accumulated deficit	(581,518)	(556,239)
Accumulated other comprehensive (loss) income	(13)	1,644
Total stockholders’ equity	234,603	248,670
Total liabilities and stockholders’ equity	$651,962	$646,621
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product sales, net	$68,917	$29,098
License and other revenue	305	2,500
Total revenue	69,222	31,598
Operating expenses:
Cost of sales	17,830	4,979
Research and development	32,222	23,548
Selling, general and administrative	45,638	30,219
Total operating expenses	95,690	58,746
Loss from operations	(26,468)	(27,148)
Other income (expense):
Interest income	3,633	2,272
Interest expense	(3,577)	(4,242)
Other income (expense), net	1,757	(811)
Net loss before provision for income taxes	(24,655)	(29,929)
Provision for income taxes	624	201
Net loss	$(25,279)	$(30,130)
Net loss per share, basic and diluted	$(0.54)	$(0.80)
Weighted-average shares of common stock outstanding, basic and diluted	46,927,550	37,675,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(25,279)	$(30,130)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments	—	165
Cumulative translation adjustments	(1,657)	188
Comprehensive loss	$(26,936)	$(29,777)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	46,723,143	$5	$803,260	$(556,239)	$1,644	$248,670
Issuance of common stock in connection with equity award plans	337,963	—	1,205	—	—	1,205
Stock-based compensation	—	—	11,664	—	—	11,664
Net loss	—	—	—	(25,279)	—	(25,279)
Other comprehensive loss	—	—	—	—	(1,657)	(1,657)
Balance as of March 31, 2024	47,061,106	$5	$816,129	$(581,518)	$(13)	$234,603

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	36,956,345	$4	$535,074	$(392,824)	$(217)	$142,037
Issuance of common stock in connection with equity award plans	197,703	—	1,390	—	—	1,390
Issuance of common stock in at-the-market offerings, net of issuance costs of $518	658,206	—	14,480	—	—	14,480
Issuance of common stock in connection with achievement of Contingent Milestone	199,993	—	4,292	—	—	4,292
Stock-based compensation	—	—	8,728	—	—	8,728
Net loss	—	—	—	(30,130)	—	(30,130)
Other comprehensive income	—	—	—	—	353	353
Balance as of March 31, 2023	38,012,247	$4	$563,964	$(422,954)	$136	$141,150
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(25,279)	$(30,130)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Stock-based compensation	11,450	8,561
Depreciation and amortization	5,664	1,337
Inventory reserves and firm commitment losses	237	—
Costs recognized on sale of acquired inventory	2,209	—
Amortization of debt discount and offering costs	414	—
Non-cash interest expense related to the revenue interest liability	—	4,242
Unrealized foreign exchange gain	(1,734)	—
Other	518	(153)
Change in operating assets and liabilities:
Accounts receivable	12,969	(667)
Prepaid and other current assets	918	(40)
Inventory	(3,173)	(778)
Other assets	11	285
Accounts payable, accrued expenses and other liabilities	11,277	(1,212)
Operating lease liabilities	(269)	(219)
Net cash provided by (used in) operating activities	15,212	(18,774)
Investing activities
Purchase of investments	—	(22,444)
Proceeds from maturities of investments	—	64,500
Purchase of property and equipment	(13)	(41)
Payments made for additions to intangible assets	—	(15,000)
Net cash (used in) provided by investing activities	(13)	27,015
Financing activities
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	—	14,480
Proceeds from issuance of common stock pursuant to equity plans	1,205	1,390
Payments on revenue interest liability	—	(2,883)
Net cash provided by financing activities	1,205	12,987
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	113	188
Net increase in cash, cash equivalents and restricted cash equivalents	16,517	21,416
Cash, cash equivalents and restricted cash equivalents at beginning of period	286,326	128,003
Cash, cash equivalents and restricted cash equivalents at end of period	$302,843	$149,419

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$289	$262
Cash paid for income taxes	$139	$—
Non-cash operating, investing and financing activities:
Accrued milestone payments classified as intangible assets, net	$10,000	$—
Increase (decrease) of inventory purchases included in accounts payable and accrued liabilities	$(1,731)	$103
Decrease in ROU assets and lease liabilities due to lease modification	$723	$—
Stock-based compensation capitalized to inventory	$214	$167
Issuance of common stock in connection with settlement of Contingent Milestone liability	$—	$4,292
Deferred offering costs in accrued liabilities	$—	$240
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Mirum Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on May 2, 2018, and is headquartered in Foster City, California. The Company is a biopharmaceutical company dedicated to transforming the treatment of rare diseases affecting children and adults.
The Company has three approved medicines: LIVMARLI® (maralixibat) oral solution (“Livmarli”), Cholbam® (cholic acid) capsules (“Cholbam”), and Chenodal® (chenodiol) tablets (“Chenodal”). Livmarli is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) three months of age and older and cholestatic pruritus in patients with primary familial intrahepatic cholestasis (“PFIC”) five years of age and older in the United States and for the treatment of cholestatic pruritus in patients with ALGS two months of age and older in Europe.
On August 31, 2023, the Company completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Bile Acid Medicines”), two therapies addressing rare diseases in high-need settings (such acquisition, the “Bile Acid Portfolio Acquisition”) (Note 7). Cholbam is FDA-approved for the treatment of bile acid synthesis disorders due to single enzyme deficiencies and adjunctive treatment of peroxisomal disorders in patients who show signs or symptoms or liver disease. Chenodal is approved for the treatment of radiolucent stones in the gallbladder and has received medical necessity recognition by the FDA for the treatment of cerebrotendinous xanthomatosis (“CTX”).
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
Liquidity
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of March 31, 2024, the Company had an accumulated deficit of $581.5 million and cash and cash equivalents of $302.8 million. The Company believes that its cash and cash equivalents of $302.8 million as of March 31, 2024, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2023, as filed with the SEC on March 15, 2024.

Statement of Cash Flows Reclassification
Subsequent to the initial filing of the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2023, the Company identified an immaterial error in the unaudited condensed consolidated statement of cash flows related to the classification of a $15.0 million milestone payment made to Shire International GmBH relating to our Assignment and License Agreement with them. This payment was presented as part of net cash used in operating activities but should have been classified within cash provided by investing activities. The misclassification did not impact the unaudited condensed consolidated balance sheet as of March 31, 2023, nor did it impact the unaudited condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three months ended March 31, 2023. The Company concluded this misclassification was not material to the prior period considering both quantitative and qualitative factors as determined by authoritative guidance. The Company has revised the presentation and appropriately classified the payment within investing activities in the unaudited condensed consolidated statement of cash flows for the three-month period ended March 31, 2023, presented within this Quarterly Report on Form 10-Q.
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
The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, bank failures, high interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, unless indicated below.
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
Restricted cash equivalents as of March 31, 2023 consisted of deposits placed in a segregated bank account as required under the terms of the Company’s Revenue Interest Purchase Agreement (“RIPA”), as amended September 2021 and March 2022, with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers in connection with the sale of the Priority Review Voucher in December 2022. Upon repurchase and the termination of the RIPA in April 2023, in accordance with its terms, the previously restricted cash equivalents of $100.0 million were no longer restricted from use.
The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2024	2023
Cash and cash equivalents	$302,843	$49,419
Restricted cash equivalents	—	100,000
Total cash, cash equivalents, and restricted cash equivalents	$302,843	$149,419

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
As of March 31, 2024 and as of December 31, 2023, the Company did not have any customers that individually accounted for more than 10% of accounts receivable. For the three months ended March 31, 2024 and 2023, the Company did not have revenue attributable to any one customer in excess of 10% of sales.
Accounts Receivable
The Company has accounts receivable amounts due from product sales. The Company also has accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of March 31, 2024. There was no bad debt expense for the three months ended March 31, 2024 and 2023.
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
Accruals for firm purchase commitments amounted to $5.3 million and $5.2 million as of March 31, 2024 and December 31, 2023, respectively, of which $3.9 million and $3.8 million was included in other liabilities on the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
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
The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$49,000	$(3,968)	$45,032	14.3
Developed technology	226,620	(14,991)	211,629	11.4
Assembled workforce	970	(188)	782	2.4
Total intangible assets	$276,590	$(19,147)	$257,443	11.9

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$39,000	$(3,318)	$35,682	16.2
Developed technology	226,620	(10,239)	216,381	11.7
Assembled workforce	970	(108)	862	2.7
Total intangible assets	$266,590	$(13,665)	$252,925	12.3
Amortization expense was $5.5 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense was included in cost of sales in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of March 31, 2024 (in thousands):

Amount
2024 (remaining nine months)	17,023
2025	22,698
2026	22,590
2027	22,375
2028	22,375
Thereafter	150,382
$257,443
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

The following table represents Total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Three Months Ended March 31,
	2024	2023
Product sales, net:
Livmarli	$42,845	$29,098
Bile Acid Medicines	26,072	—
Total product sales, net	68,917	29,098
License and other revenue	305	2,500
Total revenues	$69,222	$31,598
The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$56,111	$24,614
Rest of the world	12,806	4,484
Total product sales, net	$68,917	$29,098

Foreign Currency
The unaudited condensed consolidated financial statements are presented in U.S. dollars. The functional currency for most of the Company’s foreign subsidiaries is their local currency. Balance sheet accounts of international subsidiaries are translated at the current exchange rates as of the end of each accounting period. Income statement items are translated at average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Foreign currency transaction gains and losses are included in other income (expense), net in the unaudited condensed consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction. Unrealized foreign exchange gains amounted to $1.7 million for the three months ended March 31, 2024 and were insignificant for the three months ended March 31, 2023. Realized foreign exchange gains and losses were insignificant for the three months ended March 31, 2024 and 2023, respectively.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, contingently issuable employee stock purchase plan shares and common stock issuable upon conversion of convertible notes because their effect would be anti-dilutive due to the Company’s net loss. Basic and diluted net loss per share were the same for the three months ended March 31, 2024 and 2023.
The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,	As of March 31,
	2024	2023
Options to purchase common stock and restricted stock units	12,525,389	10,573,024
Common stock issuable upon conversion of convertible notes	9,964,247	—
Employee stock purchase plan contingently issuable	48,297	66,658
Shares issuable as contingent consideration in connection with asset acquisition	—	31,638
Total	22,537,933	10,671,320

Recent Accounting Pronouncements Not Yet Adopted
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the accompanying unaudited condensed consolidated financial statements and disclosures.
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
3. Fair Value Measurements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$281,865	$—	$—	281,865
Total financial assets	$281,865	$—	$—	$281,865

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$278,116	$—	$—	$278,116
Total financial assets	$278,116	$—	$—	$278,116
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023 approximate their related fair values due to the short-term maturities of these instruments.
Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

4. Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$281,865	$—	$—	$281,865
Total cash equivalents	$281,865	$—	$—	$281,865
Classified as:
Cash equivalents				$281,865
Total cash equivalents				$281,865

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$278,116	$—	$—	$278,116
Total cash equivalents	$278,116	$—	$—	$278,116
Classified as:
Cash equivalents				$278,116
Total cash equivalents				$278,116
During the three months ended March 31, 2023, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any material unrealized gains or losses on these securities. The Company did not hold investments during the three months ended March 31, 2024.
5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$2,886	$2,998
Work in progress	10,850	9,873
Finished goods	7,870	9,441
Total inventory	$21,606	$22,312

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and related benefits	$12,040	$20,939
Accrued sales deductions	30,005	23,650
Accrued clinical trials	7,678	7,268
Accrued professional service fees	9,318	7,941
Accrued contract manufacturing and non-clinical costs	8,599	9,922
Accrued royalties payable	6,657	6,716
Accrued interest	5,271	2,108
Accrued milestone payment	10,000	—
Total accrued expenses	$89,568	$78,544
6. Revenue Interest Purchase Agreement
Except as described below, the Company's Revenue Interest Purchase Agreement with the Purchasers is described in Note 6 of the “Notes to Consolidated Financial Statements” in the Annual Report.
The Purchasers had the right to receive certain revenue interests (the “Revenue Interests”) from the Company based on annual product sales, net of Livmarli, in tiered payments (the “Revenue Interest Payments”). Revenue Interest Payments made as a result of the Company’s product sales, net reduce the revenue interest liability. During the three months ended March 31, 2023, the Company made payments of $2.9 million in connection with the RIPA.
The Company imputed interest expense associated with this liability using the effective interest rate method. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability varied during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluated the interest rate quarterly based on its current product sales, net forecasts utilizing the prospective method. The Company recorded interest expense related to this arrangement of $4.2 million for the three months ended March 31, 2023.
In April 2023, the Company exercised the its call option in accordance with the RIPA and repurchased all future Revenue Interests. In connection with such repurchase, the Company made a payment of $192.7 million and the RIPA terminated in accordance with its terms.
7. Asset Acquisitions
Asset Purchase Agreement with Travere Therapeutics, Inc.
On August 31, 2023, the Company completed the Bile Acid Portfolio Acquisition.
In accordance with the terms and conditions of the Asset Purchase Agreement entered into with Travere, the Company purchased from Travere substantially all of the assets related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of the Bile Acid Medicines. The Company paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines.
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
The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. In January 2023, the Company paid the accrued regulatory milestone of $15.0 million associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. As of March 31, 2024, the Company accrued $10.0 million associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older by the FDA. The accrued milestone was paid in April 2024.
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
In May 2022, the Company completed the merger and acquisition of Satiogen for total consideration of approximately $24.2 million. At acquisition, Satiogen’s assets consisted of cash and intangible assets related to developed technology. The purchase consideration consisted of 609,305 shares of the Company’s common stock issued upon the closing of the acquisition and cash consideration of $2.6 million, with up to an additional 32,494 shares of common stock that would have been issued upon the closing of the acquisition except the parties agreed to such shares being held back by the Company for 12 months from the acquisition date to satisfy certain purchase price adjustments and indemnification obligations that may arise during this period. The purchase consideration also included issuance of up to an additional 199,993 shares of the Company’s common stock, contingent upon the achievement of a certain milestone by June 30, 2025. In December 2022, with the approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older, the milestone was achieved and the Company issued 199,993 shares of common stock in January 2023. Additionally, in June 2023, the contingencies related to the held back shares were resolved and the Company issued 31,631 shares of common stock. Through the transaction, the Company obtained all Satiogen licensing payments and Satiogen-owned intellectual property relating to Livmarli and volixibat. The transaction resulted in a reduction of total licensing royalty obligations for Livmarli and volixibat.
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
Sanofi License
Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of March 31, 2024, no milestones had been accrued as there were no potential milestones considered probable.
8. Collaboration and License Agreements
License and Collaboration Agreement with CANbridge
In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”), as amended in March 2024. Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license in May 2021, was recorded as license revenue. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales.
Research and development funding payable by CANbridge to the Company which is reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 was insignificant. Research and development funding recorded as a receivable which was included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 was insignificant.
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
In February 2023, GC Biopharma achieved a regulatory milestone under this agreement triggering a milestone payment to the Company of $2.5 million, which upon the release of the constraint was included in the transaction price and recognized as license revenue in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, research and development funding payable by GC Biopharma to the Company was insignificant and was reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, such research and development funding included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets was insignificant.
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
In November 2019, the Company amended the operating lease agreement (the “Amended Agreement”) to extend the term of the Initial Lease through March 2025. This extension was accounted for as a lease modification.
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
In January 2024, the Company entered into an operating lease agreement for approximately 36,300 square feet of office space (the “New Lease”). The lease term is approximately five years and the Company will be paying approximately $10.8 million in base rent during the term. The Company expects the New Lease to commence in the second quarter of 2024. Concurrently with entering into the New Lease, the Company entered into an amendment of its existing Amended Agreement to accelerate the lease expiration date from March 2025 to shortly after the commencement date of the New Lease.
The following tables contain a summary of other information and the undiscounted future minimum payments pertaining to the Company’s operating leases that commenced as of the end of the periods presented:

	As of March 31,
	2024	2023
Weighted-average incremental borrowing rate	8.0%	8.0%
Weighted-average remaining lease term (in years)	2.9 years	1.9 years

Undiscounted Rent Payments
as of March 31, 2024
(in thousands)
2024 (remaining nine months)	$350
2025	127
2026	114
2027	114
2028	57
Thereafter	—
Total undiscounted lease payments	762
Less: imputed interest	(76)
Total lease liability	$686

Rent expense was $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Variable lease payments for operating expenses for the three months ended March 31, 2024 and 2023 were insignificant.
10. Convertible Notes
Except as described below the Company’s convertible notes are described in Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report.
The convertible notes consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal amount	$316,250	$316,250
Unamortized debt discount and issuance costs	(9,415)	(9,829)
Net carrying amount	$306,835	$306,421
The Company incurred $10.9 million of transaction costs related to the issuance of the 4.00% Convertible Senior Notes due 2029 (the “Notes”), which are being amortized to interest expense over the term of the Notes using the effective interest method. As of March 31, 2024, the remaining amortization period of the debt discount was approximately 5.1 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes (in thousands):

Three Months Ended March 31, 2024

Coupon interest expense	$3,163
Amortization of debt discount and issuance costs	414
Total interest expense on convertible notes	$3,577
As of March 31, 2024 and December 31, 2023, the estimated fair value of the Notes was $357.8 million and $387.3 million, respectively. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.
11. Stockholders’ Equity
Common Stock
In August 2020, the SEC declared effective a registration statement on Form S-3 (“2020 Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“2020 Sales Agreement”) with SVB Securities LLC, recently acquired by Leerink Partners LLC (“Leerink”) pursuant to which the Company could elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2020 Shelf Registration through Leerink acting as the sales agent and/or principal. During the three months ended March 31, 2023, the Company issued and sold 658,206 shares of common stock pursuant to the 2020 Sales Agreement resulting in gross proceeds to the Company of $15.0 million. The net proceeds to the Company for the three months ended March 31, 2023, after deducting sales commissions to Leerink and other issuance expenses were approximately $14.5 million. The Company has issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the 2020 Sales Agreement resulting in aggregate gross proceeds to the Company of $43.7 million. The 2020 Shelf Registration expired in August 2023, and no further sales may be made under the 2020 Sales Agreement.
On September 9, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of March 31, 2024, the Company had not issued any securities pursuant to the automatic shelf registration statement.

On August 31, 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, the Company completed the private placement of 8,000,000 shares of the Company’s common stock at a price per share of $26.25, resulting in net proceeds of approximately $202.2 million, which the Company used to finance the upfront payment at the closing of the Bile Acid Portfolio Acquisition.
On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of March 31, 2024, the Company had not issued any securities pursuant to the 2023 Sales Agreement.
Common Stock Reserved for Issuance
Common stock reserved for issuance is as follows:

	As of March 31, 2024	As of December 31, 2023
Stock options, restricted stock units and performance stock units issued and outstanding	12,525,389	10,909,831
Reserved for future stock awards or option grants	2,612,900	2,230,264
Reserved for employee stock purchase plan	1,508,059	1,040,828
Common stock issuable upon conversion of convertible notes	9,964,247	9,964,247
	26,610,595	24,145,170
12. Stock-Based Compensation
Equity Incentive Plans
In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.
In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2024, 1,721,899 shares of common stock were available for issuance under the 2019 Plan.
In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). At adoption, the 2020 Inducement Plan authorized 750,000 shares of the Company’s common stock for future issuance. Through March 31, 2024, the Company’s board of directors authorized an additional 3,250,000 shares of the Company’s common stock for future issuance. As of March 31, 2024, 891,001 shares of common stock were available for issuance under the 2020 Inducement Plan.

Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2024 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	9,632,504	$15.87	6.9	$131,785
Granted	1,414,439	$26.56
Exercised	(73,309)	$16.31
Canceled and forfeited	(139,901)	$22.44
Outstanding as of March 31, 2024	10,833,733	$17.18	7.0	$90,813
Vested and exercisable as of March 31, 2024	6,523,254	$12.90	5.8	$79,722
Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2024 and 2023 was $19.01 and $16.81 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $0.7 million and $0.5 million, respectively. As of March 31, 2024, the total unrecognized stock-based compensation related to unvested stock option awards granted was $66.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
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
The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.08	5.31-6.08
Expected volatility	78.21% - 80.36%	81.83%-85.24%
Risk-free interest rate	3.82% - 4.16%	3.61%-3.91%
Expected dividend yield	—	—

Restricted Stock Units
The following table summarizes the activity under the Company’s restricted stock units for the three months ended March 31, 2024:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2023	1,129,492	$23.41
Granted	576,495	$26.58
Vested	(261,009)	$20.46
Cancelled/Forfeited	(53,407)	$24.39
Unvested and outstanding as of March 31, 2024	1,391,571	$25.24
The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.
As of March 31, 2024, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $30.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
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
In June 2023, the Company granted an aggregate of 12,000 PSUs to certain employees (“2023 Employee PSUs”). The 2023 Employee PSUs are subject to a performance condition of achieving certain net product sales related to Livmarli in the US for the year ended December 31, 2023. The first tranche of the 2023 Employee PSUs vested during the three months ended March 31, 2024.
In January 2024, the Company granted an aggregate of 148,250 performance stock units to certain executive participants (“2024 Executive PSUs”). The 2024 Executive PSUs are subject to a performance condition of achieving certain net product sales levels related to the Company’s approved medicines during the year ended December 31, 2025. If the performance condition is met, the first tranche of the award will vest on March 15, 2026 and the second tranche will vest on March 15, 2027, subject to the executive employees’ continuous service through each vesting date. The number of units to be vested in the first tranche of the 2024 Executive PSUs is calculated by multiplying two-thirds of the 2024 Executive PSUs granted by a percentage calculated based on attained sales metrics for the Company’s approved medicines, as certified by the Company’s Compensation Committee. The number of units to be vested in the second tranche of the 2024 Executive PSUs equals 50% of the units vested in the first tranche.
The following table summarizes the activity under the Company's performance stock units for the three months ended March 31, 2024:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2023	147,835	$23.64
Granted	160,250	$26.49
Vested	(3,645)	$25.39
Cancelled/Forfeited	(4,355)	$25.39
Unvested and outstanding as of March 31, 2024	300,085	$25.11

As of March 31, 2024, the total unrecognized stock compensation related to performance stock units granted was $6.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
2019 Employee Stock Purchase Plan
In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. The ESPP became effective on July 17, 2019 and generally provides for six-month consecutive offering periods beginning on May 11th and November 11th of each year. During the three months ended March 31, 2024, no shares were issued under the ESPP. As of March 31, 2024, the Company had 1,508,059 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP was $0.3 million for each of the three months ended March 31, 2024 and 2023.
Compensation Expense
Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative	$7,589	$5,846
Research and development	3,861	2,715
Total	$11,450	$8,561
Stock-based compensation capitalized into inventory was $0.2 million for each of the three months ended March 31, 2024 and 2023.
13. Commitments and Contingencies
Certain of the Company's contractual arrangements with contract manufacturing organizations require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's unaudited condensed financial statements.
The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and may include, for example, commercial, intellectual property, and employment matters. The Company intends to defend itself vigorously in such matters and when warranted, take legal action against others. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its unaudited condensed consolidated financial statements.
An estimated loss contingency is accrued in the Company’s unaudited condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not accrue amounts for liabilities that it does not believe are probable. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. During the periods presented, the Company has not recorded any accrual for loss contingencies associated with such government regulations, claims or legal actions, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Mirum,” “we,” “us” and “our” refer to Mirum Pharmaceuticals, Inc. and its consolidated subsidiaries.
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
Livmarli is a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor (“IBATi”) that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the U.S. and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the United States (“U.S.”). We market and commercialize Livmarli in the U.S. and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. Additionally, we are developing Livmarli for PFIC outside of the U.S. We submitted a marketing authorization variation to the European Marketing Agency (“EMA”) in April 2023, for which we expect an approval recommendation from the Committee for Medicinal Products for Human Use (“CHMP”) in the first half of 2024, based on positive data from our MARCH Phase 3 clinical trial of Livmarli in patients with PFIC.
On August 31, 2023, we completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Bile Acid Medicines”) pursuant to an asset purchase agreement dated July 16, 2023 (such acquisition, the “Bile Acid Portfolio Acquisition”). The FDA approved Cholbam in March 2015, as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”) and Smith-Lemli-Opitz syndrome (“SLOS”). Chenodal is approved for the treatment of radiolucent stones in the gallbladder and has received medical necessity recognition by the FDA for the treatment of cerebrotendinous xanthomatosis (“CTX”). We commercialize Chenodal and Cholbam in the U.S. through our specialized and focused commercial team. We have also assumed several license and distribution agreements with several rare disease companies for the commercialization of Chenodal and Cholbam in additional countries. In October 2023, we reported positive topline data from our RESTORE clinical trial evaluating Chenodal in patients with CTX. We plan to submit a new drug application for Chenodal for the treatment of CTX to the FDA in the first half of 2024.
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
Financial Overview
Our net loss was $25.3 million and $30.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $581.5 million, compared to $556.2 million as of December 31, 2023. As of March 31, 2024, we had cash and cash equivalents of $302.8 million, compared to cash and cash equivalents of $286.3 million as of December 31, 2023.
We anticipate we will continue to generate losses for the foreseeable future as we continue commercial activities for our approved medicines, conduct our ongoing and planned clinical trials, seek regulatory approvals for our product candidates and make potential milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We expect total product sales of our approved medicines will continue to increase on an annual basis, though we expect quarterly fluctuations. We have entered into collaboration arrangements with other companies whereby we are entitled to receive upfront and license fees, development and sales-based milestones, and tiered royalties based on sales of commercialized products. In select countries, we have entered into distribution agreements for the sale of Livmarli and such distributors may have fluctuating purchase levels of Livmarli. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.
We expect to satisfy future cash needs through existing capital balances, revenue from our approved medicines and through a combination of equity offerings, debt financings or other capital sources, collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate the development of one or more of our product candidates or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
Asset Purchase Agreement with Travere Therapeutics, Inc.
On August 31, 2023, we completed the Bile Acid Portfolio Acquisition. We paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines.
We concurrently entered into a transitional services agreement with Travere, pursuant to which Travere is obligated to perform certain services for a period of time, not anticipated to last beyond 12 months post-close, with respect to our use and operation of the Bile Acid Medicines.
In connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed the private placement of 8,000,000 shares of our common stock at a price per share of $26.25, resulting in net proceeds of approximately $202.2 million, which we used to finance the upfront payment at the closing of the Bile Acid Portfolio Acquisition.
Assignment and License Agreement with Shire (Takeda)
In November 2018, we entered into the Shire License Agreement with Shire, which was subsequently acquired by Takeda, in which we were granted an exclusive, royalty bearing worldwide license to develop and commercialize our two product candidates, Livmarli and volixibat. As part of the Shire License Agreement, we were assigned license agreements held by Shire with Satiogen Pharmaceuticals, Inc. (“Satiogen”), Pfizer, and Sanofi (collectively, “Assigned License Agreements”).

Under the Shire License Agreement and Assigned License Agreements, to date, we have accrued or paid aggregate development, regulatory and sales milestones of $81.0 million related to our Livmarli and volixibat programs.
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
License and Other Revenue
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
Cost of Sales
Cost of sales consist of raw materials, third-party manufacturing costs, personnel, facility and other costs of manufacturing commercial products, transportation and freight, amortization of finite-lived intangible assets and royalty payments payable on net sales of our approved medicines under licensing agreements. Cost of sales may also include period costs related to certain manufacturing services and charges for inventory valuation reserves.
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
Operating Expenses
Research and Development Expenses
Research and development expenses primarily relate to clinical development and manufacturing activities of our product candidates. Our research and development expenses include, among other things:
•salaries and related expenses for employee personnel, including benefits, travel and expenses related to stock-based compensation granted to personnel in development functions;
•external expenses paid to clinical trial sites, contract research organizations and consultants that conduct our clinical trials;
•expenses related to drug formulation development and the production of clinical trial supplies, including fees paid to contract manufacturers;
•licensing milestone payments related to development or regulatory events;
•research and development funding for collaboration arrangements;
•expenses related to non-clinical studies;

•expenses related to compliance with drug development regulatory requirements; and
•other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of equipment, and other supplies.
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
We anticipate that our selling, general and administrative expenses will increase in the future to support our continued commercialization efforts of our approved medicines in the U. S. and internationally as well as increased costs of operating as a global commercial stage biopharmaceutical public company. These increases will likely include increased costs related to hiring of additional personnel and fees to outside consultants to support further marketing, legal, tax, planning and accounting activities.
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
Other Expense, Net
Other expense, net consists of gain or loss from remeasurement of the liabilities associated with the common stock contingently issuable in connection with the acquisition of Satiogen and unrealized and realized currency gains and losses on net assets and liabilities denominated in foreign currency.
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
There have been no significant changes during the three months ended March 31, 2024 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change
	2024	2023
Revenue:
Product sales, net	$68,917	$29,098	$39,819
License and other revenue	305	2,500	(2,195)
Total revenue	69,222	31,598	37,624
Operating expenses:
Cost of sales	$17,830	$4,979	$12,851
Research and development	32,222	23,548	8,674
Selling, general and administrative	45,638	30,219	15,419
Total operating expenses	95,690	58,746	36,944
Loss from operations	(26,468)	(27,148)	680
Other income (expense):
Interest income	3,633	2,272	1,361
Interest expense	(3,577)	(4,242)	665
Other income (expense), net	1,757	(811)	2,568
Net loss before provision for income taxes	(24,655)	(29,929)	5,274
Provision for income taxes	624	201	423
Net loss	$(25,279)	$(30,130)	$4,851
Product Sales, Net
Product sales, net was $68.9 million for the three months ended March 31, 2024, compared to $29.1 million for the three months ended March 31, 2023. The increase in product sales, net was a result of sales of the Bile Acid Medicines following the completion of the Bile Acid Portfolio Acquisition in August 2023, our continued commercialization of Livmarli in certain international markets directly or through partner market supply orders and in the U.S.
The following table disaggregates total Product sales, net:

	Three Months Ended March 31,
	2024	2023	Change
Product sales, net:
Livmarli	$42,845	$29,098	$13,747
Bile Acid Medicines	26,072	—	26,072
Total product sales, net	$68,917	$29,098	$39,819
License and Other Revenue
License and other revenue was $0.3 million for the three months ended March 31, 2024, compared to $2.5 million for the three months ended March 31, 2023. The decrease in license and other revenue was primarily due to the achievement of a regulatory milestone by GC Biopharma associated with our license agreement in 2023.
Cost of Sales
For the three months ended March 31, 2024, cost of sales was $17.8 million, compared to $5.0 million for the three months ended March 31, 2023. The increase in cost of sales was primarily a result of $4.1 million of amortization of acquired intangibles primarily associated with our acquisition of the Bile Acid Medicines in August 2023, increased royalties expense of $4.0 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, increased product cost of sales of $2.9 million related to the Bile Acid Medicines and to a lesser extent for Livmarli, and other period costs of $1.4 million associated with increased commercial supply chain expenses and other general expenses.

Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2024	2023
Product-specific costs:
Livmarli	$6,445	$7,239	$(794)
Volixibat	7,029	4,847	2,182
Non product-specific costs:
Stock-based compensation	3,861	2,715	1,146
Personnel	9,153	6,304	2,849
Other	5,734	2,443	3,291
Total research and development expenses	$32,222	$23,548	$8,674
Research and development expenses were $32.2 million for the three months ended March 31, 2024, an increase of $8.7 million compared to the three months ended March 31, 2023. The increase was primarily due to:
•for volixibat programs, an increase of $2.2 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials of $3.3 million, partially offset by lower expenses of $0.8 million related to discontinuation of the intrahepatic cholestasis of pregnancy clinical trial;
•for stock-based compensation, an increase of $1.1 million associated with incremental employee equity awards;
•for personnel related expenses, an increase of $2.8 million related to increased employee headcount to support our development pipeline; and
•for other expense, an increase of $3.3 million, primarily due to other general research and development activities.
The increases were partially offset by a decrease due to:
•for Livmarli programs, a decrease of $0.8 million, primarily due to lower clinical trial expenses for the MARCH Phase 3 clinical trial completed in calendar year 2023 and related rollover study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $45.6 million for the three months ended March 31, 2024, an increase of $15.4 million compared to the three months ended March 31, 2023. The increase was primarily due to an increase of $5.9 million in personnel and other compensation related expenses, including an increase of $1.7 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, an increase of $4.1 million in advertising, promotion and medical affairs expenses associated with commercial activities for our approved medicines, an increase of $3.7 million in expenses primarily related to accounting, legal, compliance, public relations and international expansion activities, and an increase of $1.4 million in other general administrative expenses.
Interest Income
Interest income was $3.6 million for the three months ended March 31, 2024, an increase of $1.4 million compared to the three months ended March 31, 2023. The increase was primarily due to higher interest earned on our cash equivalents and investment balances largely due to higher money market yields.
Interest Expense
Interest expense was $3.6 million for the three months ended March 31, 2024, a decrease of $0.7 million compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, interest expense consisted of $3.6 million related to our convertible notes. For the three months ended March 31, 2023, interest expense of $4.2 million was related to the RIPA.

Other Income (Expense), Net
Other income (expense), net was income of $1.8 million for the three months ended March 31, 2024, compared to expense of $0.8 million for the three months ended March 31, 2023. The income for the three months ended March 31, 2024 was primarily attributable to unrealized currency gains on net assets and liabilities denominated in foreign currency. The expense for the three months ended March 31, 2023 primarily related to fair value remeasurement of liabilities associated with our acquisition of Satiogen.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $302.8 million of cash and cash equivalents as of March 31, 2024, compared to cash and cash equivalents of $286.3 million as of December 31, 2023. Since inception, we have incurred operating losses and negative cash flows from operations. As of March 31, 2024, we had an accumulated deficit of $581.5 million, compared to $556.2 million as of December 31, 2023.
On August 31, 2023, we completed the Bile Acid Portfolio Acquisition for an aggregate purchase price of up to $445.0 million in cash, with $210.4 million paid at the Closing and up to $235.0 million upon achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Bile Acid Medicines. In connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed the private placement of 8,000,000 shares of our common stock at a price per share of $26.25, resulting in net proceeds of approximately $202.2 million, which we used to finance the upfront payment at the closing of the Bile Acid Portfolio Acquisition.
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
In September 2022, we filed an automatic statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of March 31, 2024, we have not issued any securities pursuant to the 2022 Shelf Registration. We may lose well-known seasoned issuer status in the future upon the occurrence of certain events prescribed by the Securities Act or the rules and regulations of the SEC occurring after we file this Quarterly Report if, at the time of those certain events, the worldwide market value of our voting and non-voting common equity held by our non-affiliates does not equal $700.0 million or more, calculated as of a date within 60 days prior to such events. If that were to occur and we were no longer considered a well-known seasoned issuer, we anticipate needing to amend our automatic shelf registration statement on Form S-3 prior to the occurrence of such events in order to sell securities under that Form S-3 on an ongoing basis.
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
In August 2020, the SEC declared effective the 2020 Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the 2020 Sales Agreement with Leerink pursuant to which we could issue and sell, in an at the market offering, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2020 Shelf Registration through Leerink acting as the sales agent and/or principal. During the year ended December 31, 2023, we issued and sold 658,206 shares of common stock pursuant to the

2020 Sales Agreement resulting in aggregate gross proceeds to us of $15.0 million. For the year ended December 31, 2023, the net proceeds to us after deducting sales commissions to Leerink and other issuance expenses were approximately $14.5 million. As of December 31, 2023, we have issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the 2020 Sales Agreement, resulting in aggregate gross proceeds to us of $43.7 million. The 2020 Shelf Registration expired in August 2023, and no further sales may be made under the 2020 Sales Agreement.
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
Based on our current and anticipated level of operations and cash generated from sales of our approved medicines, we believe our existing cash and cash equivalents will be sufficient to fund current operations through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q and beyond.
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
Although Livmarli has been approved for the treatment of cholestatic pruritus in patients with ALGS in patients three months of age and older and cholestatic pruritus in patients with PFIC five years of age and older in the U.S. and for the treatment of cholestatic pruritus in ALGS patients two months of age and older in Europe and we expect product revenues to increase as we continue commercial activities, Livmarli may not achieve commercial success. Certain of our approved medicines, including the Bile Acid Medicines, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In addition, Chenodal is approved for radiolucent stones in the gallbladder yet is used primarily as standard of care for CTX. The FDA has provided a letter acknowledging Chenodal as a medical necessity for CTX, but prescriptions for this indication are not on label. As such, any change in this view from the FDA could adversely affect our ability to sell Chenodal in this indication. Unless and until Chenodal is approved for CTX, we cannot market or promote Chenodal for CTX which limits its growth potential.
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

Material Cash Requirements
In addition to ongoing capital needs to fund our ongoing operations, our material cash requirements include the following contractual and other obligations.
In April 2023, we completed an offering of $316.3 million aggregate principal of the Notes, which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of $305.3 million after deducting the initial purchasers’ discounts and commissions and offering expenses. The Notes are our senior, unsecured obligations and accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. Our first interest payment was due on November 1, 2023. The Notes will mature on May 1, 2029, unless earlier converted, redeemed or repurchased by us. The terms of these Notes are further described in Note 10 to our unaudited condensed consolidated financial statements.
We used a portion of the net proceeds from the Notes to repurchase the revenue interests from the Purchasers at a call price of $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated with no further payments due to the Purchasers.
Under the Shire License Agreement and the Asset Purchase Agreement with Travere, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 7 to our unaudited condensed consolidated financial statements.
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
We enter into contracts in the normal course of business with clinical research organizations and clinical sites for the conduct of clinical trials, non-clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancellable contracts.
We enter into commercial inventory supply agreements that obligate us to firm commitments for the purchase of minimum order quantities, which may be material to our financial statements.
Cash Flows
The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$15,212	$(18,774)
Net cash (used in) provided by investing activities	(13)	27,015
Net cash provided by financing activities	1,205	12,987
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	113	188
Net increase in cash, cash equivalents and restricted cash equivalents	$16,517	$21,416
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $15.2 million for the three months ended March 31, 2024, reflecting our net loss of $25.3 million partially offset by non-cash adjustments of $18.8 million. Non-cash adjustments consisted primarily of $11.5 million of stock-based compensation, $5.7 million of depreciation and amortization of our intangible assets and fixed assets, $2.2 million related to the cost of sale of inventory acquired in the Bile Acid Portfolio Acquisition and a $0.2 million charge associated with excess and obsolete inventory and firm commitment losses, offset by $1.7 million of unrealized foreign exchange gains. Additionally, cash provided by operating activities reflected changes in net operating assets of $21.7 million, consisting primarily of a $13.0 million decrease in accounts receivable due to timing of payments received related to sales of our approved medicines, a $11.3 million increase in accounts payable, accrued expenses and other liabilities resulting primarily from a $6.4 million increase in accrued sales deductions due to our product sales in the current quarter, and a $3.2 million increase in accrued interest expense related to the Notes issued in April 2023, a $0.9 million decrease in prepaid and other current assets and payments made for the purchase of inventory amounting to $3.2 million.
Net cash used in operating activities was $18.8 million for the three months ended March 31, 2023, reflecting our net loss of $30.1 million partially offset by non-cash items of $14.0 million. Non-cash items consisted primarily of $8.6 million of stock-based compensation, $4.2 million of effective interest expense in connection with the RIPA, $1.3 million of depreciation and amortization of our intangible assets and fixed assets, $0.8 million net accretion of discounts on our investments and $0.5 million expense related to the change in fair value of liabilities arising from our acquisition of Satiogen having to do with certain purchase price adjustments and indemnification obligations and common stock to be issued as contingent consideration upon achievement of a certain milestone. Additionally, cash used in operating activities reflected changes in net operating assets of $2.6 million, consisting primarily of a $1.2 million decrease in accounts payable, accrued expenses and other liabilities, a $0.7 million increase in accounts receivable related to sales of Livmarli, a $0.8 million increase in inventory, a $0.3 million decrease in other assets and a $0.2 million decrease in operating lease liability.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was insignificant and related to purchases of property and equipment in the general course of business.
Net cash provided by investing activities was $27.0 million for the three months ended March 31, 2023, primarily due to proceeds of $64.5 million from maturities of investments, partially offset by $22.4 million used in purchases of investments and $15.0 million for a milestone payment associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2024, due to proceeds from employee equity award exercises.
Net cash provided by financing activities was $13.0 million for the three months ended March 31, 2023, primarily due to net proceeds of $14.5 million from the issuance and sale of common stock under the Sales Agreement with Leerink, pursuant to which we issued and sold an aggregate of 658,206 shares of common stock at a weighted-average price of $22.79 per share, and proceeds of $1.4 million from employee equity award exercises, partially offset by $2.9 million of revenue interest payments made under the RIPA.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2024 consist of readily available checking and money market funds. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of the date of this report, we do not hold investments that expose us to interest rate risk. Should interest rates decrease on money market funds, it will result in lower interest income in future periods. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.
We have outstanding $316.3 million aggregate principal of the Notes. The interest rates on these Notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of March 31, 2024, the approximate fair value of our Notes was $357.8 million.
Foreign Currency Rate Risk
Our operations include activities in the U.S. and to a lesser extent Switzerland and certain other countries in Europe. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. Our operating results are exposed to changes in foreign currency exchange rates between the U.S. Dollar (“USD”) and various foreign currencies, primarily the Euro. When the USD strengthens against these currencies, the relative value of the sales and operating expenses made in the respective foreign currency decreases. Conversely, when the USD weakens against these currencies, the relative value of such sales and operating expenses increases.
Based on our overall foreign currency denominated exposures as of March 31, 2024, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $5.6 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in the USD exchange rate.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 were still present as of March 31, 2024. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024.
Notwithstanding the identified material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.
Previously Identified Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.
Refer to the management report on internal control over financial reporting in Part II, Item 9A of our Annual Report for a discussion of the material weaknesses existing as of December 31, 2023, which continued to exist as of March 31, 2024.
Remediation Plan of Material Weaknesses
As previously described in Part II, Item 9A of our Annual Report, we are continuing to enhance our overall control environment and are devoting substantial effort by enhancing the execution of our management review controls to remediate the identified material weaknesses. For a more comprehensive discussion of the remedial measures which are being undertaken to address these material weaknesses (the “Remediation Plan”), refer to Part II, Item 9A, “Remediation Plan for Material Weaknesses,” of our Annual Report.
Additional changes and improvements may be identified and adopted as we continue to evaluate and implement our Remediation Plan. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced control is operating effectively.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

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
Livmarli, Chenodal, and Cholbam are our approved or commercially available medicines. The success of our business depends, in part, on our ability to commercialize our approved medicines profitably. Our successful commercialization of our approved medicines depends on a number of factors, including, among others, the following:
•our ability to grow and maintain our sales team in the U.S., Canada, and certain countries in Europe, as well as scale our distribution capabilities in these locations and others where our products are available;
•the availability of adequate reimbursement and a commercially viable sales price of our approved medicines;
•acceptance by physicians, payors and patients of the benefits, safety and efficacy of our approved medicines, including relative to alternative and competing treatments;
•a continued acceptable safety profile of our approved medicines;
•the effect of recent or forthcoming health care legislation and regulatory changes in the locations where our approved medicines are authorized;
•our ability to successfully obtain the substances and materials used in manufacturing our medicines from third parties and to have finished product manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for our commercial needs;
•our ability to establish and enforce intellectual property rights in and to our approved medicines and avoid third-party patent interference or intellectual property infringement claims;
•our ability to compete successfully with the marketing and sale of compounded and generic versions of our medicines; and
•sufficient patient population that would benefit from our approved medicines as they are intended for use in rare diseases for which the patient population is small.
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
The availability of coverage and adequate reimbursement from private third-party payors such as pharmacy benefit managers and commercial insurers, and governmental healthcare programs, such as Medicaid in the U.S. and equivalent programs in foreign countries, is critical to the commercial success of our approved medicines in the U.S. and in international markets. Coverage may be adversely affected by a number of factors, including, but not limited to:
•increasing and intense pressure from political, social, competitive and other sources to reduce drug unit costs, access drugs from other countries to achieve better pricing or limit changes in list price;
•changes in federal, state or foreign government regulations or private third-party payors’ reimbursement policies;
•reimbursement decisions and price negotiations with foreign government payors;
•consolidation and increasing assertiveness of commercial payors seeking net price reduction via drug rebates and other forms of discounts linked to the placement of our approved medicines on their formularies; and
•the imposition of restrictions on access or coverage of particular drugs or pricing.
A trend in the healthcare industry is cost containment. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs by, among other methods, limiting or preventing (for example via prior authorization, prior therapy or step edit requirements) coverage for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and/or challenging the value of list prices charged for medical products. Similarly, the containment of healthcare costs has become a priority for federal, national, and state governments around the world. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.
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
In many foreign countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control and the proposed pricing for a drug must be approved before it may be lawfully marketed. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product and varies between countries. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels. For instance, governmental authorities in the EU Member States and third-party payors could base pricing and reimbursement terms on what they perceive to be comparable products, even if approved for different indications. In addition, EU Member States may restrict the range of medicines for which their national health insurance systems provide reimbursement and to control the prices of medicines for human use. An EU Member State may approve a specific price for the medicine, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicine on the market. These pricing and reimbursement decisions may impact the pricing and reimbursement of our approved medicines in such jurisdictions. Many EU Member States also periodically review their reimbursement procedures for medicines, which could have an adverse impact on reimbursement status. Moreover, political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations often continue after coverage and reimbursement have been obtained. Reference pricing or pricing comparisons to our competitors used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.
We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in December 2021, Regulation No 2021/2282 on Health Technology Assessment, (“HTA”), amending Directive 2011/24/EU (“HTA Regulation”), was adopted in the EU. The Regulation will apply beginning January 2025. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicines, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those product candidates in the EU could be negatively affected.
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
The commercial success of our approved medicines or any one of our product candidates, if approved, depends significantly on the market acceptance among physicians, patients, tertiary care centers, transplant centers and others in the medical community. The degree and rate of market acceptance depends on a number of factors, including, among other things:
•patient demand;
•the availability of adequate reimbursement from private third-party payors and government authorities;
•the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
•the cost of treatment in relation to alternative treatments and patients willingness to pay for our approved medicines, including relative to discretionary items;
•our ability to successfully compete with available off-label therapies, future approved therapies, and therapies in development and available for use through expanded access programs;

•acceptance by physicians, patients, tertiary care centers, transplant centers and others in the medical community that our approved medicines are safe and effective treatments;
•physician and patient willingness to adopt a new therapy over other available therapies;
•limitations, warnings or adverse drug reactions contained in the labeling or product inserts approved by the FDA, European Commission or comparable foreign regulatory authorities, and patients’ and physicians’ assessment of these limitations and warnings;
•overcoming any biases physicians or patients may have toward particular therapies for the treatment of the indications our approved medicines are approved for (or, if applicable, deemed medically necessary for);
•patients and caregivers properly using our approved medicines as instructed;
•the prevalence and severity of side effects from the use or potential misuse of our approved medicines;
•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies, and patient satisfaction with the overall treatment experience;
•the ability of specialty pharmacies we contract with to process prescriptions and dispense our approved medicines and the processes required to place orders with those pharmacies;
•the ability of our patient services hub to provide adequate support for patients and physicians to prescribe and access our approved medicines;
•the timing of market introduction of any of our approved medicines as well as competitive products;
•the effectiveness of our sales, marketing and distribution efforts and those of the third parties with whom we contract;
•adverse publicity about our approved medicines or favorable publicity about competitive products;
•potential product liability claims;
•our ability to manage our growth and operations to effectively support our commercialization activities; and
•patient satisfaction leading to a high percentage of patients deriving clinical benefit and staying on our approved medicines chronically.
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
As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events (“AEs”) associated with use of our product candidates. Results of our clinical trials and expanded access program could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
In clinical trials of Livmarli in ALGS, the most commonly reported AEs were diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Additionally, AEs reported in greater than 5% of patients included fat-soluble vitamin deficiency, nausea, liver transaminase increases, and bone fracture. The frequency of observed AEs has not increased over time. In clinical trials of Livmarli in PFIC, AEs reported in greater than 5% of patients and greater than placebo included diarrhea, abdominal pain, increased transaminases, hematochezia or rectal hemorrhage, and bone fractures. In clinical trials of volixibat, the most common AEs reported were mild to moderate GI events (diarrhea, abdominal pain, nausea and vomiting) observed in the volixibat groups. The most common adverse events for Cholbam (≥1%) are diarrhea, reflux esophagitis, malaise, jaundice, skin lesion, nausea, abdominal pain, intestinal polyp, urinary tract infection, and peripheral neuropathy. Drug-related AEs seen in patients on Chenodal in the RESTORE clinical trial included liver transaminase increases, diarrhea, aggression and increased bilirubin.
Additionally, in respect of our approved medicines or if one or more of our product candidates receives marketing approval, and we or others (including regulatory approval authorities) later identify undesirable side effects caused by our approved medicines or such product candidates or other products with the same or related active ingredients, a number of potentially significant negative consequences could result, including, among other things:
•regulatory authorities may withdraw approvals of such product, including the FDA, European Commission or comparable foreign regulatory authorities withdrawing approval for the affected medicine;
•regulatory authorities may require additional warnings on the label;
•regulatory authorities may require a recall or we or our potential partners may voluntarily recall such product;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients at significant cost or instate a Risk Evaluation and Mitigation Strategies (“REMS”) or Risk Management Plan (“RMP”);
•regulatory authorities may require the addition of warnings, such as black box or other warnings, or contraindications in the product labeling that could diminish the usage of the product or otherwise limit the commercial success of the affected product;
•our ability to promote our approved medicines may be limited and we could be required to change administration of, or modify, such product in some other way;
•regulatory authorities may require us to modify, suspend or terminate our clinical trials, conduct additional clinical trials or engage in costly post-marketing testing and surveillance to monitor the safety or efficacy of such product;
•undesirable side effects may limit physicians’ or patients’ willingness to initiate or continue therapy with such product;
•sales may decrease significantly;
•we could be sued and held liable for harm caused to patients; and
•our corporate brand and reputation or the reputation of our approved medicines may suffer.
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
We participate in, or are subject to, the Medicaid Drug Rebate Program, as administered by Centers for Medicare & Medicaid Services (“CMS”), and other federal and state government pricing programs in the U.S., and we may participate, or be asked to participate, in additional government pricing programs or supplemental rebates in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer’s price (“AMP”), for single source and innovator multiple source drugs, effective January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition. In addition, the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate AMP, and best price, for compliance with reporting requirements under the Medicaid Drug Rebate Program. Additionally, several states have a practice of asking, or are increasing activity in requesting supplemental rebates, for covered products. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and best price data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the civil False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.
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
In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:
•the inability to commercialize our approved medicines or product candidates, if approved;
•decreased demand for our approved medicines or product candidates;
•termination of clinical trial sites or entire trial programs;
•product recall or withdrawal from the market or labeling, marketing or promotional restrictions;
•impairment of our business reputation and negative media attention;
•substantial costs of any related litigation or similar disputes;
•distraction of management’s attention and other resources and employees from our primary business;
•substantial monetary awards to patients or other claimants against us that may not be covered by insurance; and
•loss of revenue.
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
The FDA, European Commission, competent authorities of individual EU Member States, and comparable foreign regulatory authorities strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA, European Commission, Health Canada or comparable foreign regulatory authorities as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although Livmarli may appeal to individuals who have not been diagnosed with cholestatic pruritus associated with ALGS or PFIC or suffer from other forms of cholestatic pruritus, we are only able to promote Livmarli in the U.S. for cholestatic pruritus associated with ALGS in patients three months of age and older, for cholestatic pruritus in PFIC patients five years of age and older and in the EU for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. If we are found to have promoted off-label uses of our approved medicines or product candidates, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Further, both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion and to undertake corrective remedies.
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
Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Similarly, the European Commission may require a RMP in order to collect additional information on a medicine’s safety profile which may include plans for pharmacovigilance activities and measures to minimize risks. In addition, if the FDA, European Commission or comparable foreign regulatory authorities approve a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, post-marketing obligations, storage, advertising, promotion, import, export and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. For example, we are subject to ongoing FDA and European Commission obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for Livmarli, which requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with current good manufacturing practices (“cGMP”) requirements and with the FDA’s and equivalent foreign good clinical practice (“GCP”). We are also subject to post-marketing obligations for Cholbam including the conduct and submission of registry studies.
In addition, Livmarli was the subject of a marketing authorization granted by the European Commission under exceptional circumstances in accordance with Article 14.8 of Regulation (EC) No 726/2004 relating to the authorization and supervision of medicines for human and veterinary use and establishing a EMA. This type of authorization is reviewed annually to reassess the risk-benefit balance of the medicine. The purpose of any specific procedures/obligations imposed as part of the marketing authorization granted in exceptional circumstances is to contribute to the provision of information on the safe and effective use of the product. Grant of a marketing authorization in exceptional circumstances is for a renewable period of one year and will normally not lead to the completion of a full dossier/approval.
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
In addition, manufacturers of drug and biologic products and their facilities are subject to continual review and periodic inspections by the FDA, the competent authorities of the individual EU Member States, or comparable foreign regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, such events may result in, among other things:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, untitled letters, warning letters or holds on clinical trials;
•refusal by the FDA or European Commission to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•product seizure or detention, or refusal to permit the import or export of a product; and
•injunctions or the imposition of civil or criminal penalties.
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
Our clinical trials may not be successful and may not be completed on time or at all, and the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. For example, in certain of our ongoing clinical trials, the primary efficacy endpoint is a patient-reported outcome or a caregiver-reported outcome measuring the decrease in severity of pruritus. The FDA, EMA or comparable foreign regulatory authorities may not accept such patient-reported outcomes or caregiver-reported outcomes as validated. If modifications are needed for our study design to support the submission of an application for marketing approval, incorporating such modifications may be costly and could lead to delays in obtaining approval from the FDA, European Commission or comparable foreign regulatory authorities, which may significantly, adversely and materially affect our ability to successfully commercialize our product candidates. Further, even if we make changes to the study design to address these considerations, the FDA, European Commission or comparable foreign regulatory authorities may not approve our product candidates.

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
We recently announced topline results of a Phase 3 clinical trial to evaluate the effects of Chenodal in patients with CTX, known as the RESTORE clinical trial. While RESTORE is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the U.S., the FDA may not agree with our interpretation of the results and may ask for additional data to be submitted or may deny an approval for CTX. The FDA may also not agree with the completeness of our planned NDA submission and may ask for additional non-clinical, manufacturing or supportive clinical data. We have orphan designation for Chenodal for CTX which has the potential to allow seven years of orphan exclusivity upon approval. If we do not receive approval for CTX, we will not have the benefit of this orphan exclusivity. Furthermore, even with approval, we may not receive the benefit of the orphan designation or such designation may not prevent a generic launch for the treatment of radiolucent gallstones. Any such delay or denial of approval and orphan exclusivity for the treatment of CTX could lead to an adverse impact to our business, financial condition and results of operations.
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
Further, each indication for which we are evaluating Livmarli and volixibat is a rare cholestatic liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of Livmarli and volixibat. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. In addition, patients may ultimately decide not to enroll in a particular clinical trial for reasons outside of our control. We may conduct clinical trials in countries that have not yet had trials for our product candidates conducted and we have not yet worked with such foreign regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with our product candidates. Additionally, other pharmaceutical companies targeting the same cholestatic liver diseases are recruiting clinical trial patients from these patient populations, and have expanded access programs available, which have delayed enrollment in our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays. As a result, we may need to delay the completion of such trials beyond our expected timelines or abandon one or more clinical trials altogether.

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
We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
•the FDA, EMA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials or agreement to commence our clinical trials;
•the FDA’s, EU Member State competent authorities’, or comparable foreign regulatory authorities’ failure to accept our proposed manufacturing processes and suppliers and/or requirement to provide additional information regarding our manufacturing processes before providing marketing authorization;
•any failure or delay in reaching an agreement with contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•obtaining approval from one or more institutional review boards (“IRBs”) or ethics committees;
•IRBs or ethics committees refusing to approve, suspending or terminating the clinical trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the clinical trial;
•changes to clinical trial protocol;
•selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

•sites deviating from clinical trial protocol or dropping out of a clinical trial;
•manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
•subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•lack of adequate funding to continue the clinical trial;
•subjects experiencing severe or unexpected drug-related AEs;
•occurrence of serious adverse events (“SAEs”) in clinical trials of the same class of agents conducted by other companies;
•a facility manufacturing our product candidates or any of their components being ordered by the FDA, EU Member State competent authorities, or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
•the impact of geopolitical and macroeconomic developments on our ongoing and planned clinical trials; and
•failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, competent authorities of individual EU Member States or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, suspension or termination.
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
The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S., the EU and EU Member State competent authorities and by comparable foreign regulatory authorities in other markets. In the

U.S., the EU and many foreign countries, we are not permitted to market our product candidates until we receive regulatory approval from the FDA, European Commission or comparable foreign regulatory authorities. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.
Prior to obtaining approval to commercialize a product candidate in the U.S. or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, European Commission or comparable foreign regulatory authorities. The FDA, EMA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. For example, we submitted an application for marketing authorization variation to the EMA in April 2023, based on positive data from our MARCH Phase 3 clinical trial of Livmarli in patients with PFIC. However, the EMA may not agree with our interpretation of the results and the European Commission may not grant approval.
Our product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or the validation of our caregiver and patient reported outcome instruments;
•serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•the FDA, EMA or comparable foreign regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the U.S., the EU or the applicable foreign jurisdiction;
•we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for any of its proposed indications;
•the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to satisfy the FDA, EMA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submissions in the EU or other foreign jurisdictions or to obtain regulatory approval in the U.S. or elsewhere;
•approval or orphan status may be blocked or rejected by the FDA or the European Commission;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA, European Commission or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in May 2018. For the three months ended March 31, 2024 and 2023, we reported a net loss of $25.3 million and $30.1 million, respectively. As of March 31, 2024, we had an accumulated deficit of $581.5 million.
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
Disruptions at the FDA, EMA and other foreign regulatory authorities caused by funding shortages or global health concerns could negatively impact our business.
The ability of the FDA, the competent authorities of EU Member States and other foreign regulatory authorities to review and approve proposed clinical trials or new product candidates can be affected by a variety of factors, including, but not limited to, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect these regulatory agencies’ ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA, European Commission, EMA and other foreign regulatory authorities may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of the U.S. Congress failing to timely raise the U.S. debt ceiling, or if global health concerns continue to prevent the FDA, EMA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, European Commission or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.
In the U.S., certain European countries, and some other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. For example, Germany introduced changes to its laws governing reimbursement of medicines that impact, among others, orphan designation medicines. Previously, orphan designation drugs were presumed to provide an additional benefit upon obtaining a marketing authorization and, therefore, subject to a “limited assessment” by the German authority competent for reimbursement (G-BA) as long as the sales of the orphan designation medicine remained under the threshold of € 50 million in 12 months. Above this threshold, an orphan designation medicine would be subject to a full assessment by the G-BA regarding its benefits compared to an appropriate comparator therapy, just like any other medicine. This threshold will be lowered to € 30 million in the future, and if we exceed this threshold, we will need to undergo a full assessment in accordance with the German laws governing reimbursement, which may impact the reimbursement of our approved medicines. Other countries may adopt similar or new approaches that may impact the reimbursement of our product(s), increase our operating costs and impact profitability. Additionally, if adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicines may result in a decrease in data and market exclusivity for our product candidates in the EU.
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
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
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
We already have and plan to seek further regulatory approval for our product candidates internationally and, accordingly, we are subject to additional risks related to operating in foreign countries if and when we obtain the necessary approvals, including:
•differing regulatory requirements in foreign countries, including differing reimbursement, pricing and insurance regimes;
•the potential for regulatory approvals in other countries to result in re-examination of previously approved regulatory submissions in other countries;
•the potential for so-called parallel importing, which is what happens when a local seller, either with government approval or faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets, including as a result of high interest rates and ongoing military conflicts, as well as any related political or economic responses and counter-responses or otherwise by various global actors;
•compliance with tax, employment, immigration and labor laws for employees living or traveling internationally;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•potential liability under the FCPA or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities internationally; and
•business interruptions resulting from geo-political actions, including war and terrorism.
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
We are aware Ipsen has received approval for odevixibat for the treatment of pruritus in patients with PFIC 3 months and older, and pruritus in patients with ALGS 12 months and older, in the U.S., and for the treatment of PFIC in patients 6 months and older in certain European countries. Ipsen has been granted orphan designation for PFIC in certain European countries and, if Livmarli is deemed similar or does not have a significant benefit over odevixibat, it could prevent the approval of Livmarli in PFIC or result in a refusal by the European Commission to maintain orphan designation for Livmarli for PFIC in the European Economic Area (“EEA”). We are aware that Ipsen has submitted a marketing application to the EMA seeking approval for odevixibat for the treatment of cholestatic pruritus in patients with ALGS. Ipsen is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. Other off-label medications are also used in ALGS and PFIC for cholestatic pruritus such as Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors. Despite the lack of FDA approval, these older, generic agents are perceived as part of the standard of care for treating ALGS and PFIC patients suffering from cholestatic pruritus. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. Additionally, surgical interventions, such as partial external biliary diversion and nasobiliary drainage, and extracorporeal liver support, such as Molecular Adsorbent Recirculation System, are also employed in an attempt to lower bile acid levels, manage pruritus and improve measures of liver function.
In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Alfasigma S.p.A's (formerly Intercept Pharmaceuticals, Inc.) Ocaliva is approved as a second-line treatment for PBC in patients with inadequate response to ursodeoxycholic acid. We are aware of several agents in clinical development for the treatment of PBC including Alfasigma’s Ocaliva and bezafibrate, Gilead Sciences’ (formerly Cymabay) seladelpar, Ipsen’s elafibranor, Zydus Therapeutics Inc.’s saroglitazar magnesium, Escient Pharmaceuticals Inc.’s EP547, NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Ascletis Pharma’s ASC42, Umecrine Cognition’s golexanolone, and GlaxoSmithKline’s linerixibat, another IBATi. We are aware that Gilead Sciences has submitted a marketing application to the FDA and EMA seeking approval for seladelpar for the treatment of PBC in patients with inadequate response to ursodeoxycholic acid and Ipsen has submitted a marketing application to the FDA and EMA seeking approval for elafibranor for the treatment of PBC with inadequate response to ursodeoxycholic acid.
We are not aware of FDA or European Commission approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including DURECT Corporation’s DUR928, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Alfasigma’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor and IPN60250, NGM Biopharmaceuticals Inc.’s NGM282, Escient Pharmaceuticals’s EP547, Chemomab Therapeutics Ltd.’s CM-101, and Pliant Therapeutics’ bexotegrast.
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
There are other approved chenodeoxycholic acid products available outside of the U.S. Both Dr. Falk Pharma GmbH and Leadiant Biosciences, Inc. have FDA Orphan Drug Designations granted for the treatment of CTX (granted in 2004 and 2007, respectively); and we believe that Leadiant Biosciences, based on publicly available information, has initiated a clinical study in CTX.
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
Even though we have obtained orphan drug designation for Livmarli in PFIC and ALGS, and Chenodal in CTX, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.
Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products, grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the U.S. We also received orphan drug designation for Livmarli for PFIC and ALGS in the EU. The FDA granted orphan drug designation for Chenodal for the treatment of CTX in 2010. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or European Commission determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient, if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the European Commission may approve another drug for the same indication as Livmarli despite its orphan exclusivity on the basis that it is not a similar medicinal product or if it is considered safer, more effective, or otherwise clinically superior. Conversely, the European Commission may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. Specifically, Ipsen has been granted orphan designation for PFIC in the EU and if Livmarli is deemed similar or does not provide a significant benefit over odevixibat, it could prevent the approval of Livmarli for PFIC, or result in a refusal by the European Commission to maintain orphan designation for Livmarli for PFIC in the EEA. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC and ALGS and Chenodal for the treatment of CTX, if we receive approval for Livmarli or Chenodal for modified or different indications, our current orphan designations may not provide us with exclusivity.
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
As of March 31, 2024, we had 278 full time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our commercialization efforts while focusing on other areas of our business;
•managing our internal development efforts effectively, including the clinical and regulatory review process for our approved medicines and our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA, EU, individual EU Member States or comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information to the FDA, EMA, the competent authorities of individual EU Member States or comparable foreign regulatory authorities; (2) manufacturing standards; (3) healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or (4) laws that require the true, complete and accurate reporting of our financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. If we obtain regulatory approval for any of our product candidates and begin commercializing those products in the U.S. or other foreign jurisdictions, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in the U.S. in Medicare, Medicaid and other federal healthcare programs and in equivalent foreign programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.
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
•the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that may be alleged to be intended to induce prescribing, purchases or recommendations, include the provision of in-kind services, genetic testing services, or products or any payments of more than fair market value, and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act and the civil monetary penalties statute;
•federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs;
•the Health Insurance Portability and Accountability Act (“HIPAA”), which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities and their respective business associates that perform services for them as well as their covered subcontractors that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information; and
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
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

These state laws allow for statutory fines for noncompliance. For example, at the state level, the California Consumer Privacy Act , as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”), applies to personal data of consumers, business representatives and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines for violations (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other comprehensive state privacy laws exempt some data processed in the context of clinical trials, these laws may increase compliance costs and potential liability for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future.
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
In the ordinary course of business, we may transfer personal data from Europe (including from our European subsidiaries) and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and/or cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including limitations of our ability to conduct clinical trial activities in Europe and/or elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer personal data and work with partners, vendors and other third parties, and/or injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the U. S. was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the U.S. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants and activist groups.
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
Although we endeavor to comply with our data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.
Our, or the third parties with whom we work, actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in adverse consequences, including regulatory fines and bans on processing personal information, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class action claims), mass arbitration demands, and other liabilities, claims for damages by affected individuals, orders to destroy or not use personal information, imprisonment of company officials, additional reporting requirements and/or oversight, interruptions or stoppages in our business operations (including, as relevant, clinical trials), and damage to our reputation. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and growth prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our approved medicines; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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
Any existing or future collaborations that we enter into may not be successful. The success of our collaboration arrangements depends and will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:
•collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•collaborators may conduct their own clinical trials which may not be compliant, may not be successful or may generate contradictory results;
•collaborators may not pursue development and commercialization of our approved medicines and any then-approved product or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product or product candidates;
•a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•a collaborator or series of collaborators may improperly or unknowingly sell product directly (or indirectly to a potential customer) into the “gray market” whereby our branded products are diverted from authorized sales channels into the hands of dealers, brokers or the open market, and may result in unauthorized sale of our product in a specific country or region;
•disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;
•collaborators may own or co-own intellectual property covering our approved medicines and any then-approved product that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
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
Any of our existing or future suppliers or manufacturers may, among other things:
•fail to supply us with our approved medicines and product candidates on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities, equipment or deliveries, labor disputes or otherwise, including “acts of God”;
•fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our clinical and commercial needs;
•be unable to meet our production demands, including due to issues related to their reliance on sole-source suppliers and manufacturers;

•become unavailable through business interruption or financial insolvency; or
•be unable or unwilling to supply or manufacture for us, or to renew current supply or manufacturing agreements when such agreements expire on a timely basis, on acceptable terms or at all.
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
In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the safety of our approved medicines is compromised due to a failure to adhere to applicable laws or for other reasons, the manufacturing facilities may need to be closed for an extended period of time and we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our approved medicines.
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
As of March 31, 2024, we had $316.3 million aggregate principal amount of indebtedness under the Notes.

We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
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
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our approved medicines or product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:
•the U.S. Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
•patent applications may not result in any patents being issued;
•patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, import, and sell our approved medicines or our product candidates;
•other parties may have designed around our claims or developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position;
•any successful opposition or other post-grant proceeding to any patents owned by or licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products or product candidates that we may develop;

•because patent applications in the U.S. and most other jurisdictions are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our approved medicines or our product candidates, proprietary technologies and their uses;
•an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013;
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•jurisdictions other than the U.S. may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.
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
•we might not have been the first to make the inventions covered by our pending patent applications;
•we might not have been the first to file patent applications for these inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies;
•any patents that we obtain may not provide us with any competitive advantages;
•we may not develop additional proprietary technologies that are patentable;
•our competitors might conduct research and development activities in jurisdictions where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our approved medicines and any then-approved medicine;
•we cannot ensure that we will be able to successfully commercialize our approved medicines and any then-approved product on a substantial scale, if approved, before the relevant patents that we own or license expire; or
•the patents of others may have an adverse effect on our business.

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
In addition, geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, due to the Russia-Ukraine conflict, the U.S. and other foreign governments have implemented various economic sanctions and trade and activity restrictions involving Russia and Belarus. It is possible that additional sanctions and restrictions will be imposed by the U. S. or other jurisdictions as the Russia-Ukraine conflict continues, and such actions may include limiting or preventing filing, prosecution, and/or maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the U.S. without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
Licensing of intellectual property rights is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property rights subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property rights of the licensor that are not subject to the licensing agreement;
•our right to sublicense intellectual property rights to third parties under collaborative development relationships;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our approved medicines and our product candidates, and what activities satisfy those diligence obligations; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
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
Any claims of patent infringement asserted by third parties would be time consuming and could:
•result in costly litigation;
•divert the time and attention of our technical personnel and management;
•cause development delays;
•prevent us from commercializing our approved medicines or our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•require us to pay damages to the party whose intellectual property rights we may be found to be infringing, which may include treble damages if we are found to have been willfully infringing such intellectual property;

•require us to pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing; and/or
•require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.
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
We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:
•some patent applications in the U.S. may be maintained in secrecy until the patents are issued;
•patent applications in the U.S. and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived;
•pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our approved medicines, our product candidates or the use thereof;
•identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims;
•patent applications are typically not published until 18 months after the priority date; and
•publications in the scientific literature often lag behind actual discoveries.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2024 to May 7, 2024 has ranged from a low of $23.57 to a high of $30.02. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:
•the degree of physician and patient adoption of our approved medicines and use of our approved medicines necessary for commercial success;
•our failure to grow and maintain our own sales force to market our approved medicines;
•our ability to market and sell our approved medicines, where approved;
•any delay in our regulatory filings for Livmarli, Chenodal or volixibat and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•our ability to scale our distribution capabilities;
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•our failure to commercialize our product candidates;
•the commencement, enrollment or results of our ongoing clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•adverse results or delays in clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;
•changes in laws or regulations applicable to our approved medicines and our product candidates, including but not limited to clinical trial requirements for approvals;
•changes in the structure of health care payment systems;
•the failure to obtain coverage and adequate reimbursement of our approved medicines and our product candidates, if approved;
•adverse developments concerning our manufacturers;
•our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•our inability to maintain or establish collaborations if needed;
•our ability to in-license, acquire, develop and market additional product candidates or approved medicines;
•management transitions and additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our approved medicines or our product candidates;
•introduction of new products or services offered by us or our competitors;

•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•the size and growth, if any, of the markets for our approved medicines with approved indications;
•our ability to successfully enter new markets or develop additional product candidates;
•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•issuances of debt or equity securities;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•changes in accounting practices;
•ineffectiveness of our internal controls;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•geopolitical and macroeconomic developments, including the ongoing military conflicts, economic slowdowns, recessions, inflation, bank failures, high interest rates and tightening of credit markets; and
•other events or factors, many of which are beyond our control.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC (the “2022 Shelf Registration”). For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of March 31, 2024. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president or by a majority of the total number of authorized directors;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
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
General Risk Factors
If our information technology systems, or those used by our CMOs, CROs, commercial vendors or other contractors, consultants or third parties with whom we work, or our data are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigation, actions, litigation, fines and penalties, disruptions of our business operations, reputation harm, loss or revenue or profits, and other adverse consequences.
In the course of our business, we and the third parties with whom we work, process proprietary, confidential and sensitive information, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information).

The sensitive information processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties with whom we work, may be vulnerable to cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to a variety of threats, including but not limited to errors or malfeasance by our personnel or the personnel of the third parties, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks, credential stuffing, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware, supply-chain attacks, server malfunctions, software or hardware failure, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence (AI) and other similar threats. Threat actors may continue to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more difficult for us to identify, investigate and recover from incidents. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work remains common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
We rely upon third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee communications, and other functions. Likewise, we work with third-party research institution collaborators, contract manufacturing organizations (CMOs), CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our approved medicines and our product candidates, and similar events relating to their computer systems or data could also have a material adverse effect on our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or the supply chains of the third parties with whom we work have not been compromised.
While we have implemented information security measures designed to protect against security incidents, we cannot assure you that our (or the third parties with whom we work) security measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, be able to detect and remediate all such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our approved medicines and services.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If such an event were to occur, or we (or a third party with whom we work) are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. More specifically, for example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Security incidents and any unauthorized access or disclosure of our sensitive information could also compromise our intellectual property and patent portfolio, expose sensitive business information, expose the personal data of our employees, require us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
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

2.1+¥
Asset Purchase Agreement, dated July 16, 2023, by and between Mirum Pharmaceuticals, Inc. and Travere Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2023).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019).

10.1*	Mirum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended.

10.2*
Forms of restricted stock unit grant notice and award agreement for non-employee directors electing to defer settlement of restructured stock units under the Mirum Pharmaceuticals, Inc. 2019 equity Incentive Plan

10.3
Third Amendment to Office Lease, dated January 17, 2024, by and between the Registrant and Hudson Metro Center, LLC (incorporated by reference to Exhibit 10.16A to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024)

10.4¥
Office Lease, dated January 17, 2024, by and between the Registrant and Hudson Metro Center, LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024)

10.5*	Offer Letter by and between the Registrant and Joanne Quan, dated January 11, 2024.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.
+ Pursuant to Item 601(b)(10) of Regulation S-K, as applicable, certain portions of this exhibit have been omitted (indicated by “[*]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.
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

Mirum Pharmaceuticals, Inc.

Date: May 8, 2024	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: May 8, 2024	By:	/s/ Eric Bjerkholt
Eric Bjerkholt
Chief Financial Officer (Principal Financial Officer)