Form 10-Q
period 2024-06-30
Mirum Pharmaceuticals, Inc.
filed 2024-08-07
CIK 1759425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _______________
Commission File Number 001-38981
______________________________________________________________________________________________________
Mirum Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________________

Delaware	83-1281555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
989 East Hillsdale Boulevard, Suite 300 Foster City, California	94404
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 667-4085
____________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	MIRM	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of August 2, 2024 was 47,707,204.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Mirum Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$233,245	$286,326
Short-term investments	45,126	—
Accounts receivable	60,430	67,968
Inventory	20,438	22,312
Prepaid expenses and other current assets	8,590	10,935
Total current assets	367,829	387,541
Restricted cash	250	—
Long-term investments	17,075	—
Property and equipment, net	1,101	706
Operating lease right-of-use assets	8,759	1,284
Intangible assets, net	261,768	252,925
Other assets	3,972	4,165
Total assets	$660,754	$646,621
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,842	$7,416
Accrued expenses	101,394	78,544
Operating lease liabilities, current	1,072	1,104
Total current liabilities	112,308	87,064
Operating lease liabilities, noncurrent	8,244	617
Convertible notes payable, net	307,242	306,421
Other liabilities	3,972	3,849
Total liabilities	431,766	397,951
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 47,571,847 and 46,723,143 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	835,616	803,260
Accumulated deficit	(606,156)	(556,239)
Accumulated other comprehensive (loss) income	(477)	1,644
Total stockholders’ equity	228,988	248,670
Total liabilities and stockholders’ equity	$660,754	$646,621
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product sales, net	$77,760	$32,497	$146,677	$61,595
License and other revenue	115	5,000	420	7,500
Total revenue	77,875	37,497	147,097	69,095
Operating expenses:
Cost of sales	20,227	6,812	38,057	11,791
Research and development	32,672	22,009	64,894	45,557
Selling, general and administrative	49,208	32,949	94,846	63,168
Total operating expenses	102,107	61,770	197,797	120,516
Loss from operations	(24,232)	(24,273)	(50,700)	(51,421)
Other income (expense):
Interest income	3,486	3,627	7,119	5,899
Interest expense	(3,569)	(3,726)	(7,146)	(7,968)
Loss from termination of revenue interest purchase agreement	—	(49,076)	—	(49,076)
Other income (expense), net	312	(274)	2,069	(1,085)
Net loss before provision for income taxes	(24,003)	(73,722)	(48,658)	(103,651)
Provision for income taxes	635	316	1,259	517
Net loss	$(24,638)	$(74,038)	$(49,917)	$(104,168)
Net loss per share, basic and diluted	$(0.52)	$(1.94)	$(1.06)	$(2.75)
Weighted-average shares of common stock outstanding, basic and diluted	47,235,080	38,107,334	47,081,315	37,892,513
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(24,638)	$(74,038)	$(49,917)	$(104,168)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments	7	54	7	219
Cumulative translation adjustments	(471)	(114)	(2,128)	74
Comprehensive loss	$(25,102)	$(74,098)	$(52,038)	$(103,875)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	46,723,143	$5	$803,260	$(556,239)	$1,644	$248,670
Issuance of common stock in connection with equity award plans	337,963	—	1,205	—	—	1,205
Stock-based compensation	—	—	11,664	—	—	11,664
Net loss	—	—	—	(25,279)	—	(25,279)
Other comprehensive loss	—	—	—	—	(1,657)	(1,657)
Balance as of March 31, 2024	47,061,106	5	816,129	(581,518)	(13)	234,603
Issuance of common stock in connection with equity award plans	442,652	—	5,858	—	—	5,858
Issuance of common stock in connection with employee stock purchase plan	68,089	—	1,433	—	—	1,433
Stock-based compensation	—	—	12,196	—	—	12,196
Net loss	—	—	—	(24,638)	—	(24,638)
Other comprehensive loss	—	—	—	—	(464)	(464)
Balance as of June 30, 2024	47,571,847	$5	$835,616	$(606,156)	$(477)	$228,988

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	36,956,345	$4	$535,074	$(392,824)	$(217)	$142,037
Issuance of common stock in connection with equity award plans	197,703	—	1,390	—	—	1,390
Issuance of common stock in at-the-market offerings, net of issuance costs of $518	658,206	—	14,480	—	—	14,480
Issuance of common stock in connection with achievement of Contingent Milestone	199,993	—	4,292	—	—	4,292
Stock-based compensation	—	—	8,728	—	—	8,728
Net loss	—	—	—	(30,130)	—	(30,130)
Other comprehensive income	—	—	—	—	353	353
Balance as of March 31, 2023	38,012,247	4	563,964	(422,954)	136	141,150
Issuance of common stock in connection with equity award plans	101,699	—	803	—	—	803
Issuance of common stock in connection with employee stock purchase plan	76,481	—	1,294	—	—	1,294
Issuance of common stock in connection with settlement of Indemnification Holdback liability	31,631	—	896	—	—	896
Stock-based compensation	0	—	8,565	—	—	8,565
Net loss	0	—	—	(74,038)	—	(74,038)
Other comprehensive loss	0	—	—	—	(60)	(60)
Balance as of June 30, 2023	38,222,058	$4	$575,522	$(496,992)	$76	$78,610
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(49,917)	$(104,168)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Stock-based compensation	23,285	16,918
Depreciation and amortization	11,518	2,673
Inventory reserves and firm commitment losses	1,676	665
Costs recognized on sale of acquired inventory	4,566	—
Amortization of debt discount and offering costs	821	307
Loss from termination of revenue interest purchase agreement	—	49,076
Non-cash interest expense related to the revenue interest liability	—	5,060
Unrealized foreign exchange gain	(2,089)	—
Non-cash lease expense	585	290
Other	25	(795)
Change in operating assets and liabilities:
Accounts receivable	7,538	(11,332)
Prepaid and other current assets	2,345	(782)
Inventory	(6,615)	(1,767)
Other assets	(88)	229
Accounts payable, accrued expenses and other liabilities	18,221	7,964
Operating lease liabilities	(462)	(443)
Net cash provided by (used in) operating activities	11,409	(36,105)
Investing activities
Purchase of investments	(61,938)	(27,329)
Proceeds from maturities of investments	—	120,000
Purchase of property and equipment	(792)	(109)
Payments made for additions to intangible assets	(10,000)	(15,000)
Net cash (used in) provided by investing activities	(72,730)	77,562
Financing activities
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	—	14,480
Proceeds from issuance of convertible notes, net	—	305,304
Proceeds from issuance of common stock pursuant to equity plans	8,496	3,487
Payments on revenue interest liability	—	(195,577)
Net cash provided by financing activities	8,496	127,694
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(6)	74
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(52,831)	169,225
Cash, cash equivalents and restricted cash equivalents at beginning of period	286,326	128,003
Cash, cash equivalents and restricted cash at end of period	$233,495	$297,228

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$602	$527
Cash paid for interest	$6,325	$—
Cash paid for income taxes	$339	$—
Non-cash operating, investing and financing activities:
Accrued milestone payments classified as intangible assets, net	$10,000	$—
(Decrease) increase of inventory purchases included in accounts payable and accrued liabilities	$(3,509)	$1,467
Right-of-use assets obtained in exchange for lease liabilities	$8,896	$473
Decrease in ROU assets and lease liabilities due to lease modification	$723	$—
Stock-based compensation capitalized to inventory	$694	$375
Issuance of common stock in connection with settlement of Contingent Milestone and Indemnification Holdback liabilities	$—	$5,188
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
The Company has three approved medicines: LIVMARLI® (maralixibat) oral solution (“Livmarli”), Cholbam® (cholic acid) capsules (“Cholbam”), and Chenodal® (chenodiol) tablets (“Chenodal”). Livmarli is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S”). and various other countries around the world and for cholestatic pruritus in patients with primary familial intrahepatic cholestasis (“PFIC”) in the U. S. and the European Union (“EU”).
On August 31, 2023, the Company completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Bile Acid Medicines”), two therapies addressing rare diseases in high-need settings (such acquisition, the “Bile Acid Portfolio Acquisition”) (Note 7). Cholbam is FDA-approved for the treatment of bile acid synthesis disorders due to single enzyme deficiencies and adjunctive treatment of peroxisomal disorders in patients who show signs or symptoms of liver disease. Chenodal is approved for the treatment of radiolucent stones in the gallbladder and has received medical necessity recognition by the FDA for the treatment of cerebrotendinous xanthomatosis (“CTX”).
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
Liquidity
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of June 30, 2024, the Company had an accumulated deficit of $606.2 million and unrestricted cash, cash equivalents and investments of $295.4 million. The Company believes that its unrestricted cash, cash equivalents and investments of $295.4 million as of June 30, 2024, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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

Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that impact the reported amounts. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.
The Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, bank failures, high interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2024, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, unless indicated below.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2024	2023
Cash and cash equivalents	$233,245	$297,228
Restricted cash	250	—
Total cash, cash equivalents, and restricted cash	$233,495	$297,228
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
The Company relies on a single third party logistics provider (“3PL”) and a single specialty pharmacy for all of the Company’s sales of its approved medicines in the United States as well as a single 3PL outside the United States.
The Company sources materials and services through several vendors. Certain materials are sourced from a single vendor. The loss of certain vendors could result in a temporary disruption of the Company’s commercialization efforts.
As of June 30, 2024 and as of December 31, 2023, the Company did not have any customers that individually accounted for more than 10% of accounts receivable. For the three and six months ended June 30, 2024 and 2023, the Company did not have revenue attributable to any one customer in excess of 10% of sales.
Accounts Receivable
The Company has accounts receivable amounts due from product sales. The Company also has accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of June 30, 2024. There was no bad debt expense for the three and six months ended June 30, 2024 and 2023.
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
Accruals for firm purchase commitments amounted to $5.9 million and $5.2 million as of June 30, 2024 and December 31, 2023, respectively, of which $4.0 million and $3.8 million was included in other liabilities on the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
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

The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$59,000	$(4,809)	$54,191	13.0
Developed technology	226,620	(19,743)	206,877	11.2
Assembled workforce	970	(270)	700	2.2
Total intangible assets	$286,590	$(24,822)	$261,768	11.5

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$39,000	$(3,318)	$35,682	16.2
Developed technology	226,620	(10,239)	216,381	11.7
Assembled workforce	970	(108)	862	2.7
Total intangible assets	$266,590	$(13,665)	$252,925	12.3
Amortization expense was $5.7 million and $11.2 million for the three and six months ended June 30, 2024, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2023, respectively. Amortization expense was included in cost of sales in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of June 30, 2024 (in thousands):

Amount
2024 (remaining six months)	11,951
2025	23,903
2026	23,795
2027	23,579
2028	23,579
Thereafter	154,961
$261,768
Product Sales, Net
The Company recognizes product sales, net when the customer obtains control of its product, which occurs at a point in time, typically upon delivery of the Company’s product to the customer.
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for discounts, government rebates, co-pay assistance, returns and other allowances that are offered within contracts with a customer relating to the sale of the Company's approved medicines. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Overall, these estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are reviewed and updated quarterly as additional information becomes known. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. Significant categories of sales discounts and allowances are as follows:

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
The following table represents total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales, net:
Livmarli	$47,231	$32,497	$90,076	$61,595
Bile Acid Medicines	30,529	—	56,601	—
Total product sales, net	77,760	32,497	146,677	61,595
License and other revenue	115	5,000	420	7,500
Total revenues	$77,875	$37,497	$147,097	$69,095
The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$65,080	$26,159	$121,191	$50,773
Rest of the world	12,680	6,338	25,486	10,822
Total product sales, net	$77,760	$32,497	$146,677	$61,595

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
Foreign currency transaction gains and losses are included in other income (expense), net in the unaudited condensed consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction. Unrealized foreign exchange gains amounted to $0.4 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and were insignificant for the three and six months ended June 30, 2023. Realized foreign exchange gains and losses were insignificant for the three and six months ended June 30, 2024 and 2023, respectively.

Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, contingently issuable employee stock purchase plan shares and common stock issuable upon conversion of convertible notes because their effect would be anti-dilutive due to the Company’s net loss. Basic and diluted net loss per share were the same for the three and six months ended June 30, 2024 and 2023.
The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,	As of June 30,
	2024	2023
Options to purchase common stock and restricted stock units	12,182,480	10,647,891
Common stock issuable upon conversion of convertible notes	9,964,247	9,964,247
Employee stock purchase plan contingently issuable	27,086	22,207
Total	22,173,813	20,634,345
Recent Accounting Pronouncements Not Yet Adopted
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the accompanying unaudited condensed consolidated financial statements and disclosures.
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
3. Fair Value Measurements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$202,651	$—	$—	$202,651
U.S. treasury bills	20,697	—	—	20,697
Corporate debt securities	—	24,384	—	24,384
U.S. government bonds	—	20,588	—	20,588
Agency bonds	—	2,496	—	2,496
Total financial assets	$223,348	$47,468	$—	$270,816

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$278,116	$—	$—	$278,116
Total financial assets	$278,116	$—	$—	$278,116
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023 approximate their related fair values due to their short-term nature.
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
4. Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$202,651	$—	$—	$202,651
U.S. treasury bills	20,697	1	(1)	20,697
Corporate debt securities	24,385	4	(5)	24,384
U.S. government bonds	20,576	14	(2)	20,588
Agency bonds	2,500	—	(4)	2,496
Total cash equivalents and investments	$270,809	$19	$(12)	$270,816
Classified as:
Cash equivalents				$208,615
Short-term investments				45,126
Long-term investments				17,075
Total cash equivalents and investments				$270,816

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$278,116	$—	$—	$278,116
Total cash equivalents	$278,116	$—	$—	$278,116
Classified as:
Cash equivalents				$278,116
Total cash equivalents				$278,116

As of June 30, 2024, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$45,126
One to two years	17,075
Total	$62,201
During the three and six months ended June 30, 2024 and 2023, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any material unrealized gains or losses on these securities.
5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$2,790	$2,998
Work in progress	11,593	9,873
Finished goods	6,055	9,441
Total inventory	$20,438	$22,312
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued sales deductions	$37,249	$23,650
Accrued compensation and related benefits	16,775	20,939
Accrued professional service fees	13,130	7,941
Accrued contract manufacturing and non-clinical costs	8,331	9,922
Accrued royalties payable	7,420	6,716
Accrued clinical trials	6,381	7,268
Accrued interest	2,108	2,108
Accrued milestone payment	10,000	—
Total accrued expenses	$101,394	$78,544
6. Revenue Interest Purchase Agreement
Except as described below, the Company's Revenue Interest Purchase Agreement (the “RIPA”) with the Purchasers is described in Note 6 of the “Notes to Consolidated Financial Statements” in the Annual Report.
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
The Company imputed interest expense associated with this liability using the effective interest rate method. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability varied during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluated the interest rate quarterly based on its current product sales, net forecasts utilizing the prospective method. The Company recorded interest expense related to this arrangement of $0.8 million and $5.1 million for the three and six months ended June 30, 2023, respectively.

In April 2023, the Company exercised its call option in accordance with the RIPA and repurchased all future Revenue Interests. In connection with such repurchase, the Company made a payment of $192.7 million and the RIPA terminated in accordance with its terms.
The loss from termination of the RIPA of $49.1 million, comprised of the $50.2 million loss related to the settlement of the revenue interest liability and the $1.1 million gain on the derecognition of the related derivative liability, was recorded in the accompanying unaudited condensed consolidated statements of operations.
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
The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. In January 2023, the Company paid the accrued regulatory milestone of $15.0 million associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. In April 2024, the Company paid a $10.0 million milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA. As of June 30, 2024, the Company accrued $10.0 million associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC three months and older by the European Medicines Agency. The accrued milestone was paid in July 2024.
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
Sanofi License
Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of June 30, 2024, no milestones had been accrued as there were no potential milestones considered probable.
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

In June 2023, CANbridge achieved a regulatory milestone, triggering a milestone payment to the Company of $5.0 million, which was recorded as license revenue in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023.
Research and development funding payable by CANbridge to the Company which is reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 was insignificant. For the three and six months ended June 30, 2023, the Company recorded research and development funding of $1.1 million and $1.4 million, respectively. Research and development funding recorded as a receivable which was included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 was insignificant.
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
In February 2023, GC Biopharma achieved a regulatory milestone under this agreement triggering a milestone payment to the Company of $2.5 million, which upon the release of the constraint was included in the transaction price and recognized as license revenue in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2023. For the three and six months ended June 30, 2024 and 2023, research and development funding payable by GC Biopharma to the Company was insignificant and was reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, such research and development funding included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets was insignificant.
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
9. Leases
In January 2019, the Company entered into an operating lease agreement for office space which consisted of approximately 5,600 square feet (the “Initial Lease”). The lease term was approximately four years with an option to extend the term for one five-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. The lease contained a tenant improvement allowance of $0.4 million, which was recorded as leasehold improvements on the accompanying unaudited condensed consolidated balance sheets with a corresponding reduction of the right-of-use (“ROU”) asset at inception of the lease. Rent payments commenced in August 2019.
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
In January 2024, the Company entered into an operating lease agreement for approximately 36,300 square feet of office space (the “New Lease”). The lease term is approximately five years. Concurrently with entering into the New Lease, the Company entered into an amendment of its existing Amended Agreement to accelerate the lease expiration date from March 2025 to shortly after the commencement date of the New Lease. The New Lease commenced and the Amended Agreement, as amended, terminated in May 2024.
The following tables contain a summary of other information and the undiscounted future minimum payments pertaining to the Company’s operating leases that had commenced as of the end of the periods presented:

	As of June 30,
	2024	2023
Weighted-average incremental borrowing rate	7.5%	8.0%
Weighted-average remaining lease term (in years)	5.1 years	2.4 years

Undiscounted Rent Payments
as of June 30, 2024
(in thousands)
2024 (remaining six months)	$633
2025	2,207
2026	2,257
2027	2,321
2028	2,330
Thereafter	1,551
Total undiscounted lease payments	11,299
Less: imputed interest	(1,983)
Total lease liability	$9,316
Rent expense was $0.5 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively. Variable lease payments for operating expenses for the three and six months ended June 30, 2024 and 2023 were insignificant.
10. Convertible Notes
Except as described below the Company’s convertible notes are described in Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report.
The convertible notes consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Principal amount	$316,250	$316,250
Unamortized debt discount and issuance costs	(9,008)	(9,829)
Net carrying amount	$307,242	$306,421
The Company incurred $10.9 million of transaction costs related to the issuance of the 4.00% Convertible Senior Notes due 2029 (the “Notes”), which are being amortized to interest expense over the term of the Notes using the effective interest method. As of June 30, 2024, the remaining amortization period of the debt discount was approximately

4.8 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Coupon interest expense	$3,162	$2,601	$6,325	$2,601
Amortization of debt discount and issuance costs	407	307	821	307
Total interest expense on convertible notes	$3,569	$2,908	$7,146	$2,908
As of June 30, 2024 and December 31, 2023, the estimated fair value of the Notes was $424.4 million and $387.3 million, respectively. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy.
11. Stockholders’ Equity
Common Stock
In August 2020, the SEC declared effective a registration statement on Form S-3 (“2020 Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“2020 Sales Agreement”) with SVB Securities LLC, which was acquired by Leerink Partners LLC (“Leerink”), pursuant to which the Company could elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2020 Shelf Registration through Leerink acting as the sales agent and/or principal. The 2020 Shelf Registration expired in August 2023, and no further sales may be made under the 2020 Sales Agreement. Prior to the expiration of the 2020 Shelf Registration, we issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the 2020 Sales Agreement, resulting in aggregate gross proceeds to us of $43.7 million.
On September 9, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of June 30, 2024, the Company had not issued any securities pursuant to the automatic shelf registration statement.
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
On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of June 30, 2024, the Company had not issued any securities pursuant to the 2023 Sales Agreement.

Common Stock Reserved for Issuance
Common stock reserved for issuance is as follows:

	As of June 30, 2024	As of December 31, 2023
Stock options, restricted stock units and performance stock units issued and outstanding	12,182,480	10,909,831
Reserved for future stock awards or option grants	2,513,157	2,230,264
Reserved for employee stock purchase plan	1,439,970	1,040,828
Common stock issuable upon conversion of convertible notes	9,964,247	9,964,247
	26,099,854	24,145,170
12. Stock-Based Compensation
Equity Incentive Plans
In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.
In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of June 30, 2024, 1,696,841 shares of common stock were available for issuance under the 2019 Plan.
In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Through June 30, 2024, the Company’s board of directors has authorized 4,000,000 shares of the Company’s common stock for future issuance under the 2020 Inducement Plan. As of June 30, 2024, 816,316 shares of common stock were available for issuance under the 2020 Inducement Plan.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2024 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	9,632,504	$15.87	6.9	$131,785
Granted	1,618,821	$26.45
Exercised	(473,069)	$14.92
Canceled and forfeited	(303,271)	$22.41
Outstanding as of June 30, 2024	10,474,985	$17.36	6.9	$176,312
Vested and exercisable as of June 30, 2024	6,584,348	$13.45	5.8	$136,591

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2024 and 2023 was $18.81 and $17.24 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $6.1 million and $1.7 million, respectively. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. As of June 30, 2024, the total unrecognized stock-based compensation related to unvested stock option awards granted was $61.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
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
The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	5.50-6.08	5.50-6.08	5.50-6.08	5.31-6.08
Expected volatility	72.34%-77.03%	81.59%-83.13%	72.34%-80.36%	81.59%-85.24%
Risk-free interest rate	4.31%-4.62%	3.35%-3.89%	3.82%-4.62%	3.35%-3.91%
Expected dividend yield	—	—	—	—
Restricted Stock Units
The following table summarizes the activity under the Company’s restricted stock units for the six months ended June 30, 2024:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2023	1,129,492	$23.41
Granted	689,194	$26.44
Vested	(303,901)	$21.08
Cancelled/Forfeited	(102,060)	$24.86
Unvested and outstanding as of June 30, 2024	1,412,725	$25.30
The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.
As of June 30, 2024, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $28.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
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
In June 2023, the Company granted an aggregate of 12,000 PSUs to certain employees (“2023 Employee PSUs”). The 2023 Employee PSUs are subject to a performance condition of achieving certain net product sales related to Livmarli in the US for the year ended December 31, 2023. The first tranche of the 2023 Employee PSUs vested during the six months ended June 30, 2024.
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
The following table summarizes the activity under the Company's performance stock units for the six months ended June 30, 2024:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2023	147,835	$23.64
Granted	160,250	$26.49
Vested	(3,645)	$25.39
Cancelled/Forfeited	(9,670)	$24.34
Unvested and outstanding as of June 30, 2024	294,770	$25.14
As of June 30, 2024, the total unrecognized stock compensation related to performance stock units granted was $6.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.
2019 Employee Stock Purchase Plan
In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. The ESPP became effective on July 17, 2019 and generally provides for six-month consecutive offering periods beginning in May and November of each year. During the three and six months ended June 30, 2024, 68,089 shares were issued under the ESPP. As of June 30, 2024, the Company had 1,439,970 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP was $0.2 million for each of the three months ended June 30, 2024 and 2023, and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.
Compensation Expense
Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$7,971	$5,685	$15,560	$11,531
Research and development	3,546	2,672	7,407	5,387
Cost of sales	318	—	318	—
Total	$11,835	$8,357	$23,285	$16,918

Stock-based compensation capitalized into inventory was $0.5 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.
13. Commitments and Contingencies
Certain of the Company's contractual arrangements with contract manufacturing organizations require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's unaudited condensed consolidated financial statements.
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
An estimated loss contingency is accrued in the Company’s unaudited condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not accrue amounts for liabilities that it does not believe are probable. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. During the periods presented, the Company has not recorded any accrual for loss contingencies associated with government regulations, claims or legal actions, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

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
Overview
We are a biopharmaceutical company dedicated to transforming the treatment of rare diseases affecting children and adults. We have three approved medicines: LIVMARLI® (maralixibat) oral solution (“Livmarli”), Cholbam® (cholic acid) capsules (“Cholbam”), and Chenodal® (chenodiol) tablets (“Chenodal” or “chenodiol”).
Livmarli is a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor (“IBATi”) that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”) and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the U.S. and and for the treatment of PFIC in the European Union (“EU”). We market and commercialize Livmarli in the U.S. and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries.
On August 31, 2023, we completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Bile Acid Medicines”) pursuant to an asset purchase agreement dated July 16, 2023 (such acquisition, the “Bile Acid Portfolio Acquisition”). The FDA approved Cholbam in March 2015, as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”) and Smith-Lemli-Opitz syndrome (“SLOS”). Chenodal is approved for the treatment of radiolucent stones in the gallbladder and has received medical necessity recognition by the FDA for the treatment of cerebrotendinous xanthomatosis (“CTX”). We commercialize Chenodal and Cholbam in the U.S. through our specialized and focused commercial team. We have also assumed several license and distribution agreements with several rare disease companies for the commercialization of Chenodal and Cholbam in additional countries. In October 2023, we reported positive topline data from our RESTORE clinical trial evaluating Chenodal in patients with CTX and we submitted a new drug application for chenodiol for the treatment of CTX to the FDA in June 2024.
We are also advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”). Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on IBAT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity. We conducted an interim analysis of our

VISTAS Phase 2b clinical trial in PSC and reported interim data from our VANTAGE Phase 2b clinical trial in PBC in June 2024. Interim results from the study demonstrated a statistically significant (-3.82, p < 0.0001; change from baseline) improvement in pruritus for volixibat and a placebo-adjusted difference of -2.32 points in the primary endpoint (p=0.0026), as measured by the trial’s zero to ten numerical rating scale identified as the Adult ItchRO scale. In addition, 75% of patients on volixibat achieved a greater than 50% reduction in serum bile acids, and there was an improvement in fatigue at week 16 with volixibat compared to placebo. No new safety signals were observed, and adverse events were similar between the 20 mg and 80 mg treatment groups. The most common adverse event was diarrhea (77%) with all cases mild to moderate; one case resulted in discontinuation. Four patients experienced serious adverse events, including one in the placebo arm. There were no clinically meaningful changes in liver biomarkers. A volixibat dose of 20 mg twice daily was selected for part 2 of the study. The interim analysis for the VISTAS Phase 2b clinical trial in PSC was conducted and the independent data review committee recommended the study continue with a selected volixibat dose of 20 mg twice daily, with no changes to the study. The criteria for continuation included safety as well as a predefined threshold for efficacy. We and the investigators remain blinded to the PSC interim results and analyses.
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
Financial Overview
Our net loss was $24.6 million and $74.0 million for the three months ended June 30, 2024 and 2023, respectively, and $49.9 million and $104.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $606.2 million, compared to $556.2 million as of December 31, 2023. As of June 30, 2024, we had unrestricted cash, cash equivalents and investments of $295.4 million, compared to cash and cash equivalents of $286.3 million as of December 31, 2023.
We anticipate we will continue to generate net losses for the foreseeable future as we continue commercial activities for our approved medicines, conduct our ongoing and planned clinical trials, seek regulatory approvals for our product candidates and make potential milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We expect total product sales of our approved medicines will continue to increase on an annual basis. We have entered into license and collaboration arrangements with other companies whereby we are entitled to receive upfront and license fees, development and sales-based milestones, and tiered royalties based on sales of commercialized products. In select countries, we have entered into distribution agreements for the sale of our approved medicines and such distributors may have fluctuating purchase levels. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.
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
We concurrently entered into a transitional services agreement with Travere, pursuant to which Travere is obligated to perform certain services for a period of time with respect to our use and operation of the Bile Acid Medicines. This agreement has since expired according to its terms.
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
Under the Shire License Agreement and Assigned License Agreements, to date, we have accrued or paid aggregate development, regulatory and sales milestones of $91.0 million related to our Livmarli and volixibat programs.
Components of Results of Operations
Revenue
Product Sales, Net
We have three approved medicines: Livmarli, Cholbam and Chenodal. We expect total product sales of our approved medicines will continue to increase on an annual basis.
Our U.S. revenue from product sales, net further depends on our prescription mix of commercial payors, Medicaid and free medicines under our patient assistance program. We expect our prescription mix and resulting gross to net adjustment in the U.S. to remain consistent. Our rest of world revenue from product sales, net primarily depends on our contractual obligations with our distributors and results of pricing negotiations with governmental authorities in certain European countries where we launch Livmarli and expect to launch our other product candidates, if approved. In addition, in certain countries, governments place large periodic orders. The timing of these orders can be inconsistent and can create quarter-to-quarter variation in revenue.
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
As of the date of our acquisition of the Bile Acid Medicines from Travere, inventory acquired was valued at its fair value. As a result, our cost of sales exceeds the historical cost to manufacture the inventory and has a negative impact on our gross margin. We expect to sell the majority of acquired inventory that is recorded at fair value within the next year from the balance sheet date. In addition, in connection with the acquisition, we have firm commitments for the purchase of minimum order quantities for active pharmaceutical ingredients. We periodically evaluate these firm commitments to determine if these commitments are in excess of our needs. If any net loss is determined, we record a charge to cost of sales in the period identified.
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
Loss from termination of revenue interest purchase agreement
Loss from termination of revenue interest purchase agreement is related to the repurchase and termination of the RIPA in the second quarter of 2023. The repurchase payment included a premium over the remaining revenue interest liability and resulted in the recognition of a loss from termination of the RIPA in our condensed consolidated statements of operations and comprehensive loss.
Interest Income
Interest income consists of interest earned on our cash equivalents and investments.
Interest Expense
We incur interest expense on our convertible notes and incurred interest expense on the RIPA. Interest on our convertible notes consists of a 4% per annum fixed rate of interest and amortization of debt discount and amortization costs. Interest on the RIPA consisted primarily of costs associated with our liability and non-cash interest costs associated with the amortization of the related debt discount and deferred issuance costs. Prior to extinguishment of the RIPA in the second quarter of 2023, we imputed interest expense associated with this liability using the effective interest rate method which is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement.
Other Expense, Net
Other expense, net consists of gain or loss from remeasurement of the liabilities associated with the common stock contingently issuable in connection with the acquisition of Satiogen and unrealized and realized currency gains and losses on net assets and liabilities denominated in foreign currency.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience, known trends and events, and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.
There have been no significant changes during the three and six months ended June 30, 2024 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Change
	2024	2023
Revenue:
Product sales, net	$77,760	$32,497	$45,263
License and other revenue	115	5,000	(4,885)
Total revenue	77,875	37,497	40,378
Operating expenses:
Cost of sales	20,227	6,812	13,415
Research and development	32,672	22,009	10,663
Selling, general and administrative	49,208	32,949	16,259
Total operating expenses	102,107	61,770	40,337
Loss from operations	(24,232)	(24,273)	41
Other income (expense):
Interest income	3,486	3,627	(141)
Interest expense	(3,569)	(3,726)	157
Loss from termination of revenue interest purchase agreement	—	(49,076)	49,076
Other income (expense), net	312	(274)	586
Net loss before provision for income taxes	(24,003)	(73,722)	49,719
Provision for income taxes	635	316	319
Net loss	$(24,638)	$(74,038)	$49,400
Product Sales, Net
Product sales, net was $77.8 million for the three months ended June 30, 2024, compared to $32.5 million for the three months ended June 30, 2023. The increase in product sales, net was a result of sales of the Bile Acid Medicines following the completion of the Bile Acid Portfolio Acquisition in August 2023 and our continued commercialization of Livmarli in the U.S. and in certain international markets directly or through partner market supply orders.

The following table disaggregates total Product sales, net:

	Three Months Ended June 30,
	2024	2023	Change
Product sales, net:
Livmarli	$47,231	$32,497	$14,734
Bile Acid Medicines	30,529	—	30,529
Total product sales, net	$77,760	$32,497	$45,263
License and Other Revenue
License and other revenue was $0.1 million for the three months ended June 30, 2024, compared to $5.0 million for the three months ended June 30, 2023. The decrease in license and other revenue was primarily due to the achievement of a regulatory milestone by CANbridge Pharmaceuticals, Inc. (“CANbridge”) associated with our license agreement in 2023.
Cost of Sales
For the three months ended June 30, 2024, cost of sales was $20.2 million, compared to $6.8 million for the three months ended June 30, 2023. The increase in cost of sales was primarily a result of increased royalty expense of $4.6 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, $4.3 million of amortization of acquired intangibles primarily associated with our acquisition of the Bile Acid Medicines in August 2023, increased product cost of sales of $3.1 million related to the Bile Acid Medicines and to a lesser extent for Livmarli, increased excess inventory reserves of $0.7 million and other period costs of $0.7 million associated with increased commercial supply chain expenses and other general expenses.
Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended June 30,		Change
	2024	2023
Product-specific costs:
Livmarli	$7,575	$5,639	$1,936
Volixibat	7,842	4,633	3,209
Non product-specific costs:
Stock-based compensation	3,546	2,671	875
Personnel	8,460	6,894	1,566
Other	5,249	2,172	3,077
Total research and development expenses	$32,672	$22,009	$10,663
Research and development expenses were $32.7 million for the three months ended June 30, 2024, an increase of $10.7 million compared to the three months ended June 30, 2023. The increase was primarily due to:
•for Livmarli programs, an increase of $1.9 million, primarily due lower clinical expense reimbursement from our collaboration partners and increased expenses associated with a label expansion study;
•for volixibat programs, an increase of $3.2 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials;
•for stock-based compensation, an increase of $0.9 million associated with incremental employee equity awards;
•for personnel related expenses, an increase of $1.6 million related to increased employee headcount to support our development pipeline; and
•for other expense, an increase of $3.1 million, primarily due to other general research and development activities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $49.2 million for the three months ended June 30, 2024, an increase of $16.3 million compared to the three months ended June 30, 2023. The increase was primarily due to an increase of $7.1 million in personnel and other compensation-related expenses, including an increase of $2.3 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, an increase of $5.5 million in advertising, promotion and medical affairs expenses associated with commercial activities for our approved medicines, an increase of $3.2 million in expenses primarily related to accounting, legal, compliance, public relations and international expansion activities., and an increase of $0.5 million in other general administrative expenses.
Loss from termination of revenue interest purchase agreement
Loss from termination of RIPA was zero for the three months ended June 30, 2024, compared to $49.1 million for the three months ended June 30, 2023. The 2023 loss was related to the premium paid to repurchase the revenue interests pursuant to the RIPA.
Interest Income
Interest income was $3.5 million for the three months ended June 30, 2024, a decrease of $0.1 million compared to the three months ended June 30, 2023.
Interest Expense
Interest expense was $3.6 million for the three months ended June 30, 2024, a decrease of $0.2 million compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, interest expense consisted of $3.6 million related to our convertible notes. For the three months ended June 30, 2023, interest expense consisted of $2.9 million related to our convertible notes issued during the period and $0.8 million related to the RIPA prior to extinguishment.
Other Income (Expense), Net
Other income (expense), net was income of $0.3 million for the three months ended June 30, 2024, compared to expense of $0.3 million for the three months ended June 30, 2023. The income for the three months ended June 30, 2024 was primarily attributable to unrealized currency gains on net assets and liabilities denominated in foreign currency. The expense for the three months ended June 30, 2023 primarily related to fair value remeasurement of liabilities associated with our acquisition of Satiogen and realized currency gains and losses on net assets and liabilities denominated in foreign currency.

Results of Operations for the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Change
	2024	2023
Revenue:
Product sales, net	$146,677	$61,595	$85,082
License and other revenue	420	7,500	(7,080)
Total revenue	147,097	69,095	78,002
Operating expenses:
Cost of sales	38,057	11,791	26,266
Research and development	64,894	45,557	19,337
Selling, general and administrative	94,846	63,168	31,678
Total operating expenses	197,797	120,516	77,281
Loss from operations	(50,700)	(51,421)	721
Other income (expense):
Interest income	7,119	5,899	1,220
Interest expense	(7,146)	(7,968)	822
Loss from termination of revenue interest purchase agreement	—	(49,076)	49,076
Other income (expense), net	2,069	(1,085)	3,154
Net loss before provision for income taxes	(48,658)	(103,651)	54,993
Provision for income taxes	1,259	517	742
Net loss	$(49,917)	$(104,168)	$54,251
Product Sales, Net
Product sales, net was $146.7 million for the six months ended June 30, 2024, compared to $61.6 million for the six months ended June 30, 2023. The increase in product sales, net was a result of sales of the Bile Acid Medicines following the completion of the Bile Acid Portfolio Acquisition in August 2023 and our continued commercialization of Livmarli in the U.S. and in certain international markets directly or through partner market supply orders.
The following table disaggregates total Product sales, net:

	Six Months Ended June 30,
	2024	2023	Change
Product sales, net:
Livmarli	$90,076	$61,595	$28,481
Bile Acid Medicines	56,601	—	56,601
Total product sales, net	$146,677	$61,595	$85,082
License and Other Revenue
License and other revenue was $0.4 million for the six months ended June 30, 2024, compared to $7.5 million for the six months ended June 30, 2023. The decrease in license and other revenue was primarily due to the achievement of regulatory milestones by CANbridge and GC Biopharma associated with our license agreements in 2023.
Cost of Sales
For the six months ended June 30, 2024, cost of sales was $38.1 million, compared to $11.8 million for the six months ended June 30, 2023. The increase in cost of sales was primarily a result of increased royalty expense of $8.6 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, $8.5 million of amortization of acquired intangibles primarily associated with our acquisition of the Bile Acid Medicines in August 2023, increased product cost of sales of $6.0 million related to the Bile Acid Medicines and to a lesser extent for Livmarli, other period costs of $2.1 million associated with increased commercial supply chain expenses and other general expenses and increased excess inventory reserves of $1.0 million.
Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Six Months Ended June 30,		Change
	2024	2023
Product-specific costs:
Livmarli	$14,020	$12,878	$1,142
Volixibat	14,870	9,480	5,390
Non product-specific costs:
Stock-based compensation	7,407	5,387	2,020
Personnel	17,614	13,198	4,416
Other	10,983	4,614	6,369
Total research and development expenses	$64,894	$45,557	$19,337
Research and development expenses were $64.9 million for the six months ended June 30, 2024, an increase of $19.3 million compared to the six months ended June 30, 2023. The increase was primarily due to:
•for Livmarli programs, an increase of $1.1 million, primarily due to lower clinical expense reimbursement from our collaboration partners and increased expenses associated a label expansion study;
•for volixibat programs, an increase of $5.4 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials of $6.2 million, partially offset by lower expenses of $0.6 million related to discontinuation of the intrahepatic cholestasis of pregnancy clinical trial;
•for stock-based compensation, an increase of $2.0 million associated with incremental employee equity awards;
•for personnel related expenses, an increase of $4.4 million related to increased employee headcount to support our development pipeline; and
•for other expense, an increase of $6.4 million, primarily due to other general research and development activities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $94.8 million for the six months ended June 30, 2024, an increase of $31.7 million compared to the six months ended June 30, 2023. The increase was primarily due to an increase of $13.0 million in personnel and other compensation related expenses, including an increase of $4.0 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, an increase of $9.7 million in advertising, promotion and medical affairs expenses associated with commercial activities for our approved medicines, an increase of $6.7 million in expenses primarily related to accounting, legal, compliance, public relations and international expansion activities and an increase of $2.2 million in other general administrative expenses.
Loss from termination of revenue interest purchase agreement
Loss from termination of RIPA was zero for the six months ended June 30, 2024, compared to $49.1 million for the six months ended June 30, 2023. The 2023 loss was related to the premium paid to repurchase the revenue interests pursuant to the RIPA.
Interest Income
Interest income was $7.1 million for the six months ended June 30, 2024, an increase of $1.2 million compared to the six months ended June 30, 2023. The increase was primarily due to higher interest earned on our cash equivalents and investment balances largely due to higher money market yields and higher invested balances.

Interest Expense
Interest expense was $7.1 million for the six months ended June 30, 2024, a decrease of $0.8 million compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, interest expense consisted of $7.1 million related to our convertible notes. For the six months ended June 30, 2023, interest expense consisted of $2.9 million related to our convertible notes issued during the period and $5.1 million related to the RIPA prior to extinguishment.
Other Income (Expense), Net
Other income (expense), net was income of $2.1 million for the six months ended June 30, 2024, compared to expense of $1.1 million for the six months ended June 30, 2023. The income for the six months ended June 30, 2024 was primarily attributable to unrealized currency gains on net assets and liabilities denominated in foreign currency. The expense for the six months ended June 30, 2023 primarily related to fair value remeasurement of liabilities associated with our acquisition of Satiogen.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $295.4 million of unrestricted cash, cash equivalents and investments as of June 30, 2024, compared to cash and cash equivalents of $286.3 million as of December 31, 2023. Since inception, we have incurred operating losses and negative cash flows from operations. As of June 30, 2024, we had an accumulated deficit of $606.2 million, compared to $556.2 million as of December 31, 2023.
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
In September 2022, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of June 30, 2024, we have not issued any securities pursuant to the 2022 Shelf Registration.
On November 2, 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”) pursuant to the 2022 Shelf Registration. We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. As of June 30, 2024, we have not issued any securities pursuant to the 2023 Sales Agreement.
In August 2020, the SEC declared effective the 2020 Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into the 2020 Sales Agreement with Leerink pursuant to which we could issue and sell, in an at the market offering, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2020 Shelf Registration through Leerink acting as the sales agent and/or principal. The 2020 Shelf Registration expired in August 2023, and no further sales may be made under the 2020 Sales

Agreement. Prior to the expiration of the 2020 Shelf Registration, we issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the 2020 Sales Agreement, resulting in aggregate gross proceeds to us of $43.7 million.
Based on our current and anticipated level of operations and cash generated from sales of our approved medicines, we believe our existing unrestricted cash, cash equivalents and investments will be sufficient to fund current operations through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q and beyond.
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
Although Livmarli has been approved for the treatment of cholestatic pruritus in patients with ALGS in the U.S. and various other countries around the world and for cholestatic pruritus in patients with PFIC in the U.S. and PFIC in the EU and we expect product revenues to increase as we continue commercial activities, Livmarli may not achieve commercial success. Certain of our approved medicines, including the Bile Acid Medicines, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In addition, Chenodal is approved for radiolucent stones in the gallbladder yet is used primarily as standard of care for CTX. The FDA has provided a letter acknowledging Chenodal as a medical necessity for CTX, but prescriptions for this indication are not on label. As such, any change in this view from the FDA could adversely affect our ability to sell Chenodal in this indication. Unless and until Chenodal is approved for CTX, we cannot market or promote Chenodal for CTX which limits its growth potential.
Our principal source of liquidity is product revenue from sales of approved medicines, and, to a lesser extent, from our license and collaboration agreements. Until such time, if ever, as we can generate sufficient product revenue from sales of our approved medicines, our current product candidates or any future product candidates, if approved, to fund operations, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our primary cash needs are for day-to-day operations and to fund our working capital requirements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Additionally, if the equity and credit markets deteriorate from adverse geopolitical and macroeconomic developments or otherwise, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Cash Flows
The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$11,409	$(36,105)
Net cash (used in) provided by investing activities	(72,730)	77,562
Net cash provided by financing activities	8,496	127,694
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	(6)	74
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(52,831)	$169,225
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $11.4 million for the six months ended June 30, 2024, reflecting our net loss of $49.9 million partially offset by non-cash adjustments of $40.4 million. Non-cash adjustments consisted primarily of $23.3 million of stock-based compensation, $11.5 million of depreciation and amortization of our intangible assets and fixed assets, $4.6 million related to the cost of sale of inventory acquired in the Bile Acid Portfolio Acquisition and a $1.7 million charge associated with excess and obsolete inventory and firm commitment losses, offset by $2.1 million of unrealized foreign exchange gains. Additionally, cash provided by operating activities reflected changes in net operating assets of $20.9 million, consisting primarily of a $7.5 million decrease in accounts receivable due to timing of payments received related to sales of our approved medicines, a $18.2 million increase in accounts payable, accrued expenses and other liabilities resulting primarily from a $13.6 million increase in accrued sales deductions due to our product sales in the six months ended June 30, 2024, a $2.3 million decrease in prepaid and other current assets and payments made for the purchase of inventory amounting to $6.6 million.
Net cash used in operating activities was $36.1 million for the six months ended June 30, 2023, reflecting our net loss of $104.2 million partially offset by non-cash items of $74.2 million. Non-cash items consisted primarily of $16.9 million of stock-based compensation, $5.1 million of effective interest expense in connection with the RIPA, $2.7 million of depreciation and amortization of our intangible assets and fixed assets, $0.8 million net accretion of discounts on our investments and $0.5 million expense related to the change in fair value of liabilities arising from our acquisition of Satiogen having to do with certain purchase price adjustments and indemnification obligations and common stock to be issued as contingent consideration upon achievement of a certain milestone. Additionally, cash used in operating activities reflected changes in net operating assets of $6.1 million, consisting primarily of a $8.0 million decrease in accounts payable, accrued expenses and other liabilities, a $11.3 million increase in accounts receivable related to sales of Livmarli, a $1.8 million increase in inventory, a $0.2 million decrease in other assets and a $0.4 million decrease in operating lease liability.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $72.7 million for the six months ended June 30, 2024, primarily due to $61.9 million used in purchases of investments and $10.0 million for a milestone payment associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA.
Net cash provided by investing activities was $77.6 million for the six months ended June 30, 2023, primarily due to proceeds of $120.0 million from maturities of investments, partially offset by $27.3 million used in purchases of investments and $15.0 million for a milestone payment associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $8.5 million for the six months ended June 30, 2024, due to proceeds from employee equity award exercises.
Net cash provided by financing activities was $127.7 million for the six months ended June 30, 2023, primarily due to net proceeds of $305.3 million from the issuance of convertible notes, net proceeds of $14.5 million from the issuance and sale of common stock under the Sales Agreement with Leerink, pursuant to which we issued and sold an aggregate of 658,206 shares of common stock at a weighted-average price of $22.79 per share, and proceeds of $3.5 million from employee equity award exercises, partially offset by $195.6 million of revenue interest payments made under the RIPA.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments as of June 30, 2024 consist of readily available checking and money market funds and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the strategies we employ (including the short-term nature of the instruments in our portfolio and the low risk profile of our investments), as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods on existing investments. For example, a hypothetical change in interest rates of 10% would not have a material impact on the fair market value of our cash equivalents and investments as of June 30, 2024. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.
We have outstanding $316.3 million aggregate principal of the Notes as of June 30, 2024. The interest rates on these Notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of June 30, 2024, the approximate fair value of our Notes was $424.4 million.
Foreign Currency Rate Risk
Our operations include activities in the U.S., the Netherlands, Switzerland and certain other countries in Europe. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. Our operating results are exposed to changes in foreign currency exchange rates between the U.S. Dollar (“USD”) and various foreign currencies, primarily the Euro and Swiss Franc. When the USD strengthens against these currencies, the relative value of the sales and operating expenses made in the respective foreign currency decreases. Conversely, when the USD weakens against these currencies, the relative value of such sales and operating expenses increases.
Based on our overall foreign currency denominated exposures as of June 30, 2024, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $5.7 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in the USD exchange rate.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 were still present as of June 30, 2024. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024.
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
Refer to the management report on internal control over financial reporting in Part II, Item 9A of our Annual Report for a discussion of the material weaknesses existing as of December 31, 2023, which continued to exist as of June 30, 2024.
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
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

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
•the effect of health care legislation and regulatory changes in the locations where our approved medicines are authorized;
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
In many foreign countries, including EU Member States, the pricing of prescription drugs is subject to governmental control and the proposed pricing for a drug must be approved before it may be lawfully marketed. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product and varies between countries. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels. For instance, governmental authorities in the EU Member States and third-party payors could base pricing and reimbursement terms on what they perceive to be comparable products, even if approved for different indications. In addition, EU Member States may restrict the range of medicines for which their national health insurance systems provide reimbursement and to control the prices of medicines for human use. An EU Member State may approve a specific price for the medicine, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicine on the market. For example, some countries like France may impose a total revenue cap on a product, limiting maximum sales potential at a certain threshold regardless of unit price. These pricing and reimbursement decisions may impact the pricing and reimbursement of our approved medicines in such jurisdictions. Many EU Member States also periodically review their reimbursement procedures for medicines, which could have an adverse impact on reimbursement status. Moreover, political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations often continue after coverage and reimbursement have been obtained. Reference pricing or pricing comparisons to our competitors used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.
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
In clinical trials of Livmarli in ALGS, the most commonly reported AEs were diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Additionally, AEs reported in greater than 5% of patients included fat-soluble vitamin deficiency, nausea, liver transaminase increases, and bone fracture. The frequency of observed AEs has not increased over time. In clinical trials of Livmarli in PFIC, AEs reported in greater than 5% of patients and greater than placebo included diarrhea, abdominal pain, increased transaminases, hematochezia or rectal hemorrhage, and bone fractures. Prescribing information for Livmarli includes warnings and precautions related to monitoring for and the risk of hepatotoxicity, gastrointestinal adverse reactions, fat-soluble vitamin deficiency and risk of propylene glycol toxicity. In clinical trials of volixibat, the most common AEs reported were mild to moderate GI events

(diarrhea, abdominal pain, nausea and vomiting) observed in the volixibat groups. In the interim analysis of the PBC VANTAGE study, the incidence of diarrhea in patients on volixibat was 77% with all cases mild to moderate; one patient discontinued the study due to an AE of diarrhea. The most common adverse events for Cholbam (≥1%) are diarrhea, reflux esophagitis, malaise, jaundice, skin lesion, nausea, abdominal pain, intestinal polyp, urinary tract infection, and peripheral neuropathy. Drug-related AEs seen in patients on Chenodal in the RESTORE clinical trial included liver transaminase increases, diarrhea, aggression and increased bilirubin.
Additionally, in respect of our approved medicines or if one or more of our product candidates receives marketing approval, and we or others (including regulatory approval authorities) later identify undesirable side effects caused by our approved medicines or such product candidates or other products with the same or related active ingredients, a number of potentially significant negative consequences could result, including, among other things:
•regulatory authorities may withdraw, suspend, or vary approvals of such product, including the FDA, European Commission or comparable foreign regulatory authorities withdrawing approval for the affected medicine;
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
The FDA, European Commission, competent authorities of individual EU Member States, and comparable foreign regulatory authorities strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA, European Commission, Health Canada or comparable foreign regulatory authorities as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although Livmarli may appeal to individuals who have not been diagnosed with cholestatic pruritus associated with ALGS or PFIC or suffer from other forms of cholestatic pruritus, we are only able to promote Livmarli in the U.S. for cholestatic pruritus associated with ALGS in patients three months of age and older, for cholestatic pruritus in PFIC patients twelve months of age and older and in the EU for the treatment of cholestatic pruritus in patients with ALGS two months of age and older and for the treatment of PFIC in patients three months of age and older. If we are found to have promoted off-label uses of our approved medicines or product candidates, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Further, both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion and to undertake corrective remedies.
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
In addition, Livmarli was the subject of a marketing authorization granted by the European Commission under exceptional circumstances in accordance with Article 14.8 of Regulation (EC) No 726/2004 relating to the authorization and supervision of medicines for human and veterinary use and establishing the EMA. This type of authorization is reviewed annually to reassess the risk-benefit balance of the medicine. The purpose of any specific procedures/obligations imposed as part of the marketing authorization granted in exceptional circumstances is to contribute to the provision of information on the safe and effective use of the product. Grant of a marketing authorization in exceptional circumstances is for a renewable period of one year and will normally not lead to the completion of a full dossier/approval.
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
In addition, manufacturers of drug and biologic products and their facilities are subject to continual review and periodic inspections by the FDA, the competent authorities of the individual EU Member States, or comparable foreign regulatory authorities for compliance with cGMP regulations. If we or a regulatory authority discovers previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, such events may result in, among other things:
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
The FDA’s, European Commission’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for our product candidates or restrict marketing of any then-approved product. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. For example, in April 2023 the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and the Parliament adopted its related position. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.
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
Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA, EMA or comparable foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. In July 2024, the European Commission authorized Livmarli for the treatment of PFIC in patients three months of age and older; however, the EMA may require additional Phase 3 trials in order to expand the label or may reject expansion altogether.
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
We announced topline results of a Phase 3 clinical trial to evaluate the effects of Chenodal in patients with CTX, known as the RESTORE clinical trial, which we used to support our NDA submission in June 2024 for marketing authorization of Chenodal for CTX in the U.S. The FDA may not agree with our interpretation of the results and may ask for additional data to be submitted or may deny an approval for CTX. The FDA may also not agree with the completeness of our NDA submission and may ask for additional non-clinical, manufacturing or supportive clinical data. We have orphan designation for Chenodal for CTX which has the potential to allow seven years of orphan exclusivity upon approval. If we do not receive approval for CTX, we will not have the benefit of this orphan exclusivity. Furthermore, even with approval, we may not receive the benefit of the orphan designation or such designation may not prevent a generic launch for the treatment of radiolucent gallstones. Any such delay or denial of approval and orphan exclusivity for the treatment of CTX could lead to an adverse impact to our business, financial condition and results of operations.
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
Further, each indication for which we are evaluating Livmarli and volixibat is a rare cholestatic liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of Livmarli and volixibat. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. In addition, patients may ultimately decide not to enroll in a particular clinical trial for reasons outside of our control. We may seek to conduct clinical trials in countries in which we have not previously conducted trials for our product candidates and in which we have not yet worked with the competent regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with our product candidates. Additionally, other pharmaceutical companies targeting the same cholestatic liver diseases are recruiting clinical trial patients from these patient populations, and have expanded access programs available, which have delayed enrollment in our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays. As a result, we may need to delay the completion of such trials beyond our expected timelines or abandon one or more clinical trials altogether.
Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. For example, in December 2023, we announced that our Phase 2b EMBARK clinical trial evaluating Livmarli in patients with biliary atresia (“BA”) did not meet its primary or key secondary endpoints. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. In the case of our product candidates, we are seeking to develop treatments for rare diseases for which there is limited clinical experience, and our planned clinical trials use novel end points and measurement methodologies, which add complexity to the conduct of and analysis of data from our clinical trials and may delay or prevent regulatory approval.
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
•obtaining approval from one or more institutional review boards (“IRBs”) or positive ethics committee opinions;

•IRBs or ethics committees refusing to approve or provide positive opinions, suspending or terminating the clinical trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the clinical trial;
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
Prior to obtaining approval to commercialize a product candidate in the U.S. or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, European Commission or comparable foreign regulatory authorities. The FDA, EMA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. For example, we have submitted an NDA for Chenodal for CTX but the FDA may require additional preclinical or clinical studies prior to approving our submission. If we were to (and do) conduct such additional preclinical studies or clinical trials, the FDA, EMA or comparable foreign regulatory authorities may not agree with our interpretation of the results and we may not receive approval for our product candidates or additional indications, or marketing of our approved medicines may be subject to additional requirements.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in May 2018. For the six months ended June 30, 2024 and 2023, we reported a net loss of $49.9 million and $104.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $606.2 million.
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
Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including potential future disruptions in access to bank deposits or lending commitments due to bank failures and military conflicts and related political or economic responses and counter-responses, such as the ongoing conflicts between Ukraine and Russia and in Israel and the surrounding areas as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, inflation and interest rates, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate. A weak or declining global economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
We are aware Ipsen has received approval for odevixibat for the treatment of pruritus in patients with PFIC 3 months and older, and pruritus in patients with ALGS 12 months and older, in the U.S., and for the treatment of PFIC in patients 6 months and older in certain European countries. We are aware that Ipsen submitted an application to the EMA seeking to extend the existing marketing authorization for odevixibat for the treatment of cholestatic pruritus in patients with ALGS. A positive CHMP opinion on this application was adopted in July 2024 under the brand name Kayfanda. Ipsen is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. Other off-label medications are also used in ALGS and PFIC for cholestatic pruritus such as Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors. Despite the lack of FDA approval, these older, generic agents are perceived as part of the standard of care for treating ALGS and PFIC patients suffering from cholestatic pruritus. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. Additionally, surgical interventions, such as partial external biliary diversion and nasobiliary drainage, and extracorporeal liver support, such as Molecular Adsorbent Recirculation System, are also employed in an attempt to lower bile acid levels, manage pruritus and improve measures of liver function.
In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Alfasigma S.p.A's (formerly Intercept Pharmaceuticals, Inc.) Ocaliva is approved as a second-line treatment for PBC in patients with inadequate response to ursodeoxycholic acid. We are aware of several agents in clinical development for the treatment of PBC including Alfasigma’s Ocaliva and bezafibrate, Gilead Sciences’ (formerly Cymabay) seladelpar, Zydus Therapeutics Inc.’s saroglitazar magnesium, Incyte’s INCB000547, NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Ascletis Pharma’s ASC42, Umecrine Cognition’s golexanolone, and GlaxoSmithKline’s linerixibat, another IBATi. We are aware that Gilead Sciences has submitted a marketing application to the FDA and EMA seeking approval for seladelpar for the treatment of PBC in patients with inadequate response to ursodeoxycholic acid and Ipsen has been granted accelerated approval by FDA and received a positive CHMP opinion from EMA for elafibranor for the treatment of PBC with inadequate response to ursodeoxycholic acid.
We are not aware of FDA or European Commission approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Dr. Falk Pharma's Norucholic acid,

DURECT Corporation’s DUR928, HighTide Biopharmaceutical Inc.’s HTD1801, Immunic Therapeutics’ IMU-838, Alfasigma’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor and ritivixibat, NGM Biopharmaceuticals Inc.’s NGM282, Incyte’s EP547, Chemomab Therapeutics Ltd.’s CM-101, and Pliant Therapeutics’ bexotegrast.
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
There are other approved chenodeoxycholic acid products available outside of the U.S. Both Dr. Falk Pharma GmbH and Leadiant Biosciences, Inc. have FDA Orphan Drug Designations granted for the treatment of CTX (granted in 2004 and 2007, respectively); and we believe that Leadiant Biosciences, based on publicly available information, has completed enrollment of a clinical study in CTX.
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
Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products (“COMP”), grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the U.S. We also received orphan drug designation for Livmarli for PFIC and ALGS in the EU. The FDA granted orphan drug designation for Chenodal for the treatment of CTX in 2010. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory authority’s agreed upon pediatric investigation plan (“PIP”). There is, however, legislation currently pending in the EU that intends to modify the length of orphan market exclusivity, change the way in which market exclusivity is awarded to drugs with more than one approved orphan indication, and eliminate the two years extension of orphan market exclusivity given for a successful PIP. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or

European Commission determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient, if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the European Commission may approve another drug for the same indication despite its orphan exclusivity on the basis that it is not a similar medicinal product or if it is considered safer, more effective, or otherwise clinically superior. Conversely, the European Commission may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC and ALGS and Chenodal for the treatment of CTX, if we receive approval for Livmarli or Chenodal for modified or different indications, our current orphan designations may not provide us with exclusivity.
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
We may not be able to integrate the acquired assets successfully. We have hired additional employees as part of the transaction and may not successfully integrate or deploy them for commercialization of the acquired Bile Acid Medicines. We have transferred and entered into new contracts for a number of vendors that support the manufacture and distribution of the acquired assets and there are several services still being provided by Travere after the transition services agreement expired. If we fail to successfully integrate the acquired assets, our results of operations could be adversely affected. The integration process will continue to require significant time and resources, require significant attention from management and may disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business.
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
As of June 30, 2024, we had 294 full time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our relationships with customers, physicians and third-party payors may be subject, directly or indirectly, to federal, state and equivalent foreign healthcare fraud and abuse laws, false claims laws, transparency laws, health information privacy and security laws, monopoly and anti-trust laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners or vendors violate these laws, we could face substantial penalties.
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
•federal civil and criminal anti-trust or anti-monopoly laws that restrict or limit corporate actions and practices in order to regulate the conduct and organization of businesses in order to promote competition may apply to exclusive contractual relationships between manufacturers, distributors, and specialty pharmacies which dispense the manufactured products; and
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws, such as the EU’s and the United Kingdom’s General Data Protection Regulations (respectively, the “EU GDPR” and “UK GDPR”, together, the “GDPR”) governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Additionally, we may be subject to federal and comparable foreign consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties. We have adopted a code of conduct and healthcare compliance policies, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or comparable foreign programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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
We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the competent authorities of the individual EU Member States, or comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA, the competent authorities of the individual EU Member States, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may not determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal, state or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
Our CROs are not our employees and, except for requirements and remedies available to us under our agreements with such CROs, we have limited control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and non-clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.
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
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture or distribute our clinical and commercial drug supplies. Instead, we rely on contracted third parties.
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
We rely on a single specialty pharmacy and a single distributor for all of our sales of our approved medicines in the U.S. and use a single distributor in certain countries in Europe. Switching or adding a specialty pharmacy or distributor involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new specialty pharmacy or distributor commences work. If either the specialty pharmacy or the distributor becomes subject to bankruptcy or is acquired by a company that wants to terminate the relationship with us, and we are required to transition to a new specialty pharmacy or distributor, such transition may result in an inability for us to collect outstanding receivables, a decline in our revenue, results of operations and cash flows. Further, we are in the process of switching or adding contract manufacturing organizations for Livmarli, which is cost-intensive and time-consuming. We are also in the process of transferring contractual and technical responsibilities for manufacturing activities related to Cholbam and Chenodal. The success of these transfers is necessary for potential future commercial demand.
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
Based on our current and anticipated level of operations, we believe our existing unrestricted cash, cash equivalents and investments will be sufficient to fund current operations through at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.
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
As of June 30, 2024, we had $316.3 million aggregate principal amount of indebtedness under the Notes.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2024 to August 6, 2024 has ranged from a low of $23.57 to a high of $43.33. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC (the “2022 Shelf Registration”). For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of June 30, 2024. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
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
In addition, certain provisions in the Notes and the related Indenture could make a third party’s attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under our Indenture, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change under our Indenture, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period. As of June 30, 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we are a large accelerated filer and no longer an emerging growth company. As a result, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company and expect to incur additional legal and financial compliance costs as a result. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration
Christopher Peetz, Chief Executive Officer	Termination[1]	June 27, 2024	X		Up to 75,000	December 28, 2025
Peter Radovich, President and Chief Operating Officer	Termination[2]	June 27, 2024	X		Up to 53,541	March 26, 2025
*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
[1] Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on December 28, 2023.
[2] Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on March 26, 2024.

In addition, we inadvertently omitted from the prior reports indicated in the table below the disclosures of the Rule 10b5-1 trading arrangements set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration
Peter Radovich, President and Chief Operating Officer	Adoption[1]	March 26, 2024	X		Up to 53,541	March 26, 2025
Pamela Vig, Chief Scientific Officer	Adoption[1]	March 20, 2024	X		Up to 61,111	March 21, 2025
Lara Longpre, Chief Development Officer	Adoption[1]	March 26, 2024	X		Up to 61,113	March 26, 2026
*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act,
**“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
1 In Item 5 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, we inadvertently omitted disclosure of this Rule 10b5-1 trading arrangement. In June 2024, while they continue to serve as Chief Scientific Officer and Chief Development Officer, respectively, Dr. Vig and Ms. Longpre were determined to no longer be “officers” (as defined in Rule 16a-1(f) under the Exchange Act).

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

10.2
Forms of restricted stock unit grant notice and award agreement for non-employee directors electing to defer settlement of restructured stock units under the Mirum Pharmaceuticals, Inc. 2019 equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Mirum Pharmaceuticals, Inc.

Date: August 7, 2024	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: August 7, 2024	By:	/s/ Eric Bjerkholt
Eric Bjerkholt
Chief Financial Officer (Principal Financial Officer)