Form 10-Q
period 2024-09-30
Mirum Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1759425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of November 8, 2024 was 48,004,582.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Mirum Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$222,969	$286,326
Short-term investments	61,476	—
Accounts receivable	68,530	67,968
Inventory	21,594	22,312
Prepaid expenses and other current assets	12,057	10,935
Total current assets	386,626	387,541
Restricted cash	425	—
Long-term investments	9,321	—
Property and equipment, net	1,212	706
Operating lease right-of-use assets	9,135	1,284
Intangible assets, net	255,794	252,925
Other assets	5,380	4,165
Total assets	$667,893	$646,621
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,545	$7,416
Accrued expenses	104,700	78,544
Operating lease liabilities, current	1,506	1,104
Total current liabilities	115,751	87,064
Operating lease liabilities, noncurrent	8,480	617
Convertible notes payable, net	307,666	306,421
Other liabilities	3,972	3,849
Total liabilities	435,869	397,951
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 47,968,121 and 46,723,143 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	851,490	803,260
Accumulated deficit	(620,391)	(556,239)
Accumulated other comprehensive income	920	1,644
Total stockholders’ equity	232,024	248,670
Total liabilities and stockholders’ equity	$667,893	$646,621
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product sales, net	$90,302	$47,725	$236,979	$109,320
License and other revenue	75	—	495	7,500
Total revenue	90,377	47,725	237,474	116,820
Operating expenses:
Cost of sales	20,806	10,228	58,863	22,019
Research and development	31,710	26,117	96,604	71,674
Selling, general and administrative	50,545	36,528	145,391	99,696
Total operating expenses	103,061	72,873	300,858	193,389
Loss from operations	(12,684)	(25,148)	(63,384)	(76,569)
Other income (expense):
Interest income	3,469	4,061	10,588	9,960
Interest expense	(3,586)	(3,574)	(10,732)	(11,542)
Loss from termination of revenue interest purchase agreement	—	—	—	(49,076)
Other income (expense), net	(1,087)	1,322	982	237
Net loss before provision for income taxes	(13,888)	(23,339)	(62,546)	(126,990)
Provision for income taxes	347	249	1,606	766
Net loss	$(14,235)	$(23,588)	$(64,152)	$(127,756)
Net loss per share, basic and diluted	$(0.30)	$(0.57)	$(1.36)	$(3.28)
Weighted-average shares of common stock outstanding, basic and diluted	47,782,619	41,098,920	47,316,789	38,973,060
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(14,235)	$(23,588)	$(64,152)	$(127,756)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments	291	11	298	230
Cumulative translation adjustments	1,106	(1,545)	(1,022)	(1,471)
Comprehensive loss	$(12,838)	$(25,122)	$(64,876)	$(128,997)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	46,723,143	$5	$803,260	$(556,239)	$1,644	$248,670
Issuance of common stock in connection with equity award plans	337,963	—	1,205	—	—	1,205
Stock-based compensation	—	—	11,664	—	—	11,664
Net loss	—	—	—	(25,279)	—	(25,279)
Other comprehensive loss	—	—	—	—	(1,657)	(1,657)
Balance as of March 31, 2024	47,061,106	5	816,129	(581,518)	(13)	234,603
Issuance of common stock in connection with equity award plans	442,652	—	5,858	—	—	5,858
Issuance of common stock in connection with employee stock purchase plan	68,089	—	1,433	—	—	1,433
Stock-based compensation	—	—	12,196	—	—	12,196
Net loss	—	—	—	(24,638)	—	(24,638)
Other comprehensive loss	—	—	—	—	(464)	(464)
Balance as of June 30, 2024	47,571,847	5	835,616	(606,156)	(477)	228,988
Issuance of common stock in connection with equity award plans	396,274	—	3,863	—	—	3,863
Stock-based compensation	—	—	12,011	—	—	12,011
Net loss	—	—	—	(14,235)	—	(14,235)
Other comprehensive income	—	—	—	—	1,397	1,397
Balance as of September 30, 2024	47,968,121	$5	$851,490	$(620,391)	$920	$232,024

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	36,956,345	$4	$535,074	$(392,824)	$(217)	$142,037
Issuance of common stock in connection with equity award plans	197,703	—	1,390	—	—	1,390
Issuance of common stock in at-the-market offerings, net of issuance costs of $518	658,206	—	14,480	—	—	14,480
Issuance of common stock in connection with achievement of Contingent Milestone	199,993	—	4,292	—	—	4,292
Stock-based compensation	—	—	8,728	—	—	8,728
Net loss	—	—	—	(30,130)	—	(30,130)
Other comprehensive income	—	—	—	—	353	353
Balance as of March 31, 2023	38,012,247	4	563,964	(422,954)	136	141,150
Issuance of common stock in connection with equity award plans	101,699	—	803	—	—	803
Issuance of common stock in connection with employee stock purchase plan	76,481	—	1,294	—	—	1,294
Issuance of common stock in connection with settlement of Indemnification Holdback liability	31,631	—	896	—	—	896
Stock-based compensation	—	—	8,565	—	—	8,565
Net loss	—	—	—	(74,038)	—	(74,038)
Other comprehensive loss	—	—	—	—	(60)	(60)
Balance as of June 30, 2023	38,222,058	4	575,522	(496,992)	76	78,610
Issuance of common stock in private placement, net of issuance costs of $7,761	8,000,000	1	202,238	—	—	202,239
Issuance of common stock in connection with equity award plans	373,687	—	4,766	—	—	4,766
Stock-based compensation	—	—	8,588	—	—	8,588
Net loss	—	—	—	(23,588)	—	(23,588)
Other comprehensive loss	—	—	—	—	(1,534)	(1,534)
Balance as of September 30, 2023	46,595,745	$5	$791,114	$(520,580)	$(1,458)	$269,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(64,152)	$(127,756)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Stock-based compensation	35,193	25,303
Depreciation and amortization	17,573	5,335
Inventory reserves and firm commitment losses	1,783	1,491
Amortization of debt discount and offering costs	1,245	718
Loss from termination of revenue interest purchase agreement	—	49,076
Non-cash interest expense related to the revenue interest liability	—	5,060
Unrealized foreign exchange gain	(1,082)	(1,230)
Non-cash lease expense	985	476
Other	(425)	(1,025)
Change in operating assets and liabilities:
Accounts receivable	(562)	(23,840)
Prepaid and other current assets	(1,122)	(3,447)
Inventory	(2,952)	(2,206)
Other assets	(1,496)	180
Accounts payable, accrued expenses and other liabilities	30,973	18,250
Operating lease liabilities	(568)	(711)
Net cash provided by (used in) operating activities	15,393	(54,326)
Investing activities
Purchase of investments	(77,543)	(27,329)
Proceeds from maturities of investments	7,750	150,000
Purchase of property and equipment	(973)	(109)
Cash paid for acquisition	—	(212,762)
Payments made for additions to intangible assets	(20,000)	(15,000)
Net cash used in investing activities	(90,766)	(105,200)
Financing activities
Proceeds from issuance of common stock in private placement, net of issuance costs	—	202,363
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	—	14,480
Proceeds from issuance of convertible notes, net	—	305,304
Proceeds from issuance of common stock pursuant to equity plans	12,359	8,253
Payments on revenue interest liability	—	(195,577)
Net cash provided by financing activities	12,359	334,823
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	82	(241)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(62,932)	175,056
Cash, cash equivalents and restricted cash equivalents at beginning of period	286,326	128,003
Cash, cash equivalents and restricted cash at end of period	$223,394	$303,059

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$881	$824
Cash paid for interest	$6,325	$—
Cash paid for income taxes	$771	$—
Non-cash operating, investing and financing activities:
Accrued milestone payments classified as intangible assets, net	$—	$5,000
Right-of-use assets obtained in exchange for lease liabilities	$9,633	$473
Decrease in ROU assets and lease liabilities due to lease modification	$723	$—
Stock-based compensation capitalized to inventory	$909	$578
Issuance of common stock in connection with settlement of Contingent Milestone and Indemnification Holdback liabilities	$—	$5,188
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
The Company has three approved medicines: LIVMARLI® (maralixibat) oral solution (“Livmarli”), Cholbam® (cholic acid) capsules (“Cholbam”), and Chenodal® (chenodiol) tablets (“Chenodal”). Livmarli is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”) and various other countries around the world and for cholestatic pruritus in patients with primary familial intrahepatic cholestasis (“PFIC”) in the U. S. and for the treatment of PFIC in the European Union (“EU”).
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
Liquidity
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of September 30, 2024, the Company had an accumulated deficit of $620.4 million and unrestricted cash, cash equivalents and investments of $293.8 million. The Company believes that its unrestricted cash, cash equivalents and investments of $293.8 million as of September 30, 2024, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
The Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, bank failures, high interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2024, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report, unless indicated below.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2024	2023
Cash and cash equivalents	$222,969	$303,059
Restricted cash	425	—
Total cash, cash equivalents, and restricted cash	$223,394	$303,059
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

Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and investments. The Company limits the amount of credit exposure by investing cash that is not required for immediate operating needs in money market funds, government obligations, corporate debt securities and/or commercial paper. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant.
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
As of September 30, 2024 and as of December 31, 2023, the Company did not have any customers that individually accounted for more than 10% of accounts receivable. For the three and nine months ended September 30, 2024 and 2023, the Company did not have revenue attributable to any one customer in excess of 10% of sales.
Accounts Receivable
The Company has accounts receivable amounts due from product sales. The Company may also have accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of September 30, 2024. There was no bad debt expense for the three and nine months ended September 30, 2024 and 2023.
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
Accruals for firm purchase commitments amounted to $5.9 million and $5.2 million as of September 30, 2024 and December 31, 2023, respectively, of which $4.0 million and $3.8 million was included in other liabilities on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
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

The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$59,000	$(5,951)	$53,049	12.8
Developed technology	226,620	(24,495)	202,125	10.9
Assembled workforce	970	(350)	620	1.9
Total intangible assets	$286,590	$(30,796)	$255,794	11.3

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$39,000	$(3,318)	$35,682	16.2
Developed technology	226,620	(10,239)	216,381	11.7
Assembled workforce	970	(108)	862	2.7
Total intangible assets	$266,590	$(13,665)	$252,925	12.3
Amortization expense was $5.9 million and $17.1 million for the three and nine months ended September 30, 2024, respectively, and $2.6 million and $5.1 million for the three and nine months ended September 30, 2023, respectively. Amortization expense was included in cost of sales in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of September 30, 2024 (in thousands):

Amount
2024 (remaining three months)	5,975
2025	23,898
2026	23,791
2027	23,575
2028	23,575
Thereafter	154,980
$255,794
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
The following table represents total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales, net:
Livmarli	$59,126	$38,708	$149,202	$100,303
Bile Acid Medicines	31,176	9,017	87,777	9,017
Total product sales, net	90,302	47,725	236,979	109,320
License and other revenue	75	—	495	7,500
Total revenues	$90,377	$47,725	$237,474	$116,820
The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$73,905	$37,041	$195,096	$87,814
Rest of the world	16,397	10,684	41,883	21,506
Total product sales, net	$90,302	$47,725	$236,979	$109,320

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
Foreign currency transaction gains and losses are included in other income (expense), net in the unaudited condensed consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction. Unrealized foreign exchange gains and losses amounted to a $1.0 million loss for the three months ended September 30, 2024, a $1.1 million gain for the nine months ended September 30, 2024, and $1.4 million and $1.2 million gains for the three and nine months ended September 30, 2023, respectively.

Realized foreign exchange gains and losses were insignificant for the three and nine months ended September 30, 2024 and 2023.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, contingently issuable employee stock purchase plan shares and common stock issuable upon conversion of convertible notes because their effect would be anti-dilutive due to the Company’s net loss. Basic and diluted net loss per share were the same for the three and nine months ended September 30, 2024 and 2023.
The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,	As of September 30,
	2024	2023
Options to purchase common stock and restricted stock units	11,853,261	10,814,495
Common stock issuable upon conversion of convertible notes	9,964,247	9,964,247
Employee stock purchase plan contingently issuable	69,109	49,868
Total	21,886,617	20,828,610
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
3. Fair Value Measurements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$195,823	$—	$—	$195,823
U.S. treasury bills	8,917	—	—	8,917
Corporate debt securities	—	36,065	—	36,065
U.S. government bonds	—	20,845	—	20,845
Agency bonds	—	4,970	—	4,970
Total financial assets	$204,740	$61,880	$—	$266,620

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$278,116	$—	$—	$278,116
Total financial assets	$278,116	$—	$—	$278,116
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023 approximate their related fair values due to their short-term nature.
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
4. Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$195,823	$—	$—	$195,823
U.S. treasury bills	8,899	18	—	8,917
Corporate debt securities	35,950	117	(2)	36,065
U.S. government bonds	20,684	161	—	20,845
Agency bonds	4,966	4	—	4,970
Total cash equivalents and investments	$266,322	$300	$(2)	$266,620
Classified as:
Cash equivalents				$195,823
Short-term investments				61,476
Long-term investments				9,321
Total cash equivalents and investments				$266,620

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$278,116	$—	$—	$278,116
Total cash equivalents	$278,116	$—	$—	$278,116
Classified as:
Cash equivalents				$278,116
Total cash equivalents				$278,116

As of September 30, 2024, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$61,476
One to two years	9,321
Total	$70,797
During the three and nine months ended September 30, 2024 and 2023, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any material unrealized gains or losses on these securities.
5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$2,790	$2,998
Work in progress	14,258	9,873
Finished goods	4,546	9,441
Total inventory	$21,594	$22,312
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued sales deductions	$40,591	$23,650
Accrued compensation and related benefits	23,077	20,939
Accrued professional service fees	11,851	7,941
Accrued contract manufacturing and non-clinical costs	8,560	9,922
Accrued royalties payable	8,637	6,716
Accrued clinical trials	6,713	7,268
Accrued interest	5,271	2,108
Total accrued expenses	$104,700	$78,544
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
The Company imputed interest expense associated with this liability using the effective interest rate method. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability varied during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluated the interest rate quarterly based on its current product sales, net forecasts utilizing the prospective method. The Company recorded interest expense related to this arrangement of $5.1 million for the nine months ended September 30, 2023. No interest expense related to this arrangement was recorded for the three months ended September 30, 2023.

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
The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. In January 2023, the Company paid the accrued regulatory milestone of $15.0 million associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. In April 2024, the Company paid a $10.0 million milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA. In July 2024 , the Company paid the $10.0 million milestone associated with the approval of Livmarli for the treatment of PFIC in patients three months and older by the European Medicines Agency.
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
Sanofi License
Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of September 30, 2024, no milestones had been accrued as there were no potential milestones considered probable.
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
Research and development funding payable by CANbridge to the Company, which is reflected as a reduction of research and development expense in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024, was insignificant. For the three and nine months ended September 30, 2023, the Company recorded research and development funding of $0.8 million and $2.2 million, respectively. As of September 30, 2024 and December 31, 2023, such research and development funding, which is included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets was insignificant.
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
In February 2023, GC Biopharma achieved a regulatory milestone under this agreement triggering a milestone payment to the Company of $2.5 million, which upon the release of the constraint was included in the transaction price and recognized as license revenue in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2024 and 2023, research and development funding payable by GC Biopharma to the Company was insignificant. As of September 30, 2024 and December 31, 2023, such research and development funding, which is included in accounts receivable on the accompanying unaudited condensed consolidated balance sheets was insignificant.
Licensing Agreement with Takeda
In September 2021, the Company entered into an exclusive licensing agreement with Takeda for the development and commercialization of Livmarli in Japan for ALGS, PFIC, and BA. Under the terms of the agreement, Takeda will be responsible for regulatory approval and commercialization of Livmarli in Japan. Takeda will also be responsible for development, including conducting clinical studies in cholestatic indications. The Company is responsible for commercial supply to Takeda. In exchange, the Company is eligible to receive a percentage of Takeda’s annualized net sales, which range from high double digits declining to mid double digits over the first four years from commercial launch and thereafter remains at mid double digits. The Company fully constrained all revenues upon transfer of control of the license to Takeda, which occurred when Takeda could use and benefit from the license. The Company will recognize any consideration related to sales-based payments when the related sales occur, as the Company has determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales.
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
The following tables contain a summary of other information and the undiscounted future minimum payments pertaining to the Company’s operating leases that had commenced as of the end of the periods presented:

	As of September 30,
	2024	2023
Weighted-average incremental borrowing rate	7.5%	8.0%
Weighted-average remaining lease term (in years)	4.9 years	2.2 years

Undiscounted Rent Payments
as of September 30, 2024
(in thousands)
2024 (remaining three months)	$415
2025	2,380
2026	2,442
2027	2,507
2028	2,512
Thereafter	1,699
Total undiscounted lease payments	11,955
Less: imputed interest	(1,969)
Total lease liability	$9,986
Rent expense was $0.6 million and $1.3 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. Variable lease payments for operating expenses for the three and nine months ended September 30, 2024 and 2023 were insignificant.
10. Convertible Notes
Except as described below the Company’s convertible notes are described in Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report.
The convertible notes consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Principal amount	$316,250	$316,250
Unamortized debt discount and issuance costs	(8,584)	(9,829)
Net carrying amount	$307,666	$306,421
The Company incurred $10.9 million of transaction costs related to the issuance of the 4.00% Convertible Senior Notes due 2029 (the “Notes”), which are being amortized to interest expense over the term of the Notes using the effective interest method. As of September 30, 2024, the remaining amortization period of the debt discount was approximately 4.6 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Coupon interest expense	$3,162	$3,163	$9,487	$5,764
Amortization of debt discount and issuance costs	424	411	1,245	718
Total interest expense on convertible notes	$3,586	$3,574	$10,732	$6,482
As of September 30, 2024 and December 31, 2023, the estimated fair value of the Notes was $466.2 million and $387.3 million, respectively. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy.
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
On September 9, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of September 30, 2024, the Company had not issued any securities pursuant to the automatic shelf registration statement.
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
On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of September 30, 2024, the Company had not issued any securities pursuant to the 2023 Sales Agreement.

Common Stock Reserved for Issuance
Common stock reserved for issuance is as follows:

	As of September 30, 2024	As of December 31, 2023
Stock options, restricted stock units and performance stock units issued and outstanding	11,853,261	10,909,831
Reserved for future stock awards or option grants	2,446,102	2,230,264
Reserved for employee stock purchase plan	1,439,970	1,040,828
Common stock issuable upon conversion of convertible notes	9,964,247	9,964,247
	25,703,580	24,145,170
12. Stock-Based Compensation
Equity Incentive Plans
In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.
In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2024, 1,779,664 shares of common stock were available for issuance under the 2019 Plan.
In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Through September 30, 2024, the Company’s board of directors has authorized 4,000,000 shares of the Company’s common stock for future issuance under the 2020 Inducement Plan. As of September 30, 2024, 666,438 shares of common stock were available for issuance under the 2020 Inducement Plan.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2024 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	9,632,504	$15.87	6.9	$131,785
Granted	1,752,471	$27.36
Exercised	(775,041)	$14.21
Canceled and forfeited	(398,923)	$22.60
Outstanding as of September 30, 2024	10,211,011	$17.71	6.7	$217,551
Vested and exercisable as of September 30, 2024	6,674,171	$13.96	5.6	$167,100

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2024 and 2023 was $19.38 and $17.96 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $14.3 million and $4.7 million, respectively. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. As of September 30, 2024, the total unrecognized stock-based compensation related to unvested stock option awards granted was $56.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
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
The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	6.08	6.08	5.50-6.08	5.31-6.08
Expected volatility	73.10%-76.30%	80.99%-81.63%	72.34%-80.36%	80.99%-85.24%
Risk-free interest rate	3.48%-4.24%	3.97%-4.39%	3.48%-4.62%	3.35%-4.39%
Expected dividend yield	—	—	—	—
Restricted Stock Units
The following table summarizes the activity under the Company’s restricted stock units for the nine months ended September 30, 2024:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2023	1,129,492	$23.41
Granted	757,519	$27.51
Vested	(398,203)	$22.47
Cancelled/Forfeited	(131,513)	$24.61
Unvested and outstanding as of September 30, 2024	1,357,295	$25.86
The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.
As of September 30, 2024, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $26.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
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
In June 2023, the Company granted an aggregate of 12,000 PSUs to certain employees (“2023 Employee PSUs”). The 2023 Employee PSUs were subject to a performance condition of achieving certain net product sales related to Livmarli in the US for the year ended December 31, 2023. The first tranche of the 2023 Employee PSUs vested during the nine months ended September 30, 2024.
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
The following table summarizes the activity under the Company's performance stock units for the nine months ended September 30, 2024:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2023	147,835	$23.64
Granted	160,250	$26.49
Vested	(3,645)	$25.39
Cancelled/Forfeited	(19,485)	$24.60
Unvested and outstanding as of September 30, 2024	284,955	$25.15
As of September 30, 2024, the total unrecognized stock compensation related to performance stock units granted was $5.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.
2019 Employee Stock Purchase Plan
In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). A total of 500,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. The ESPP became effective on July 17, 2019 and generally provides for six-month consecutive offering periods beginning in May and November of each year. During the three months ended September 30, 2024, no shares were issued under the ESPP. During the nine months ended September 30, 2024, 68,089 shares were issued under the ESPP. As of September 30, 2024, the Company had 1,439,970 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP was $0.2 million for each of the three months ended September 30, 2024 and 2023, and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Compensation Expense
Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$8,018	$5,759	$23,578	$17,290
Research and development	3,571	2,626	10,978	8,013
Cost of sales	319	—	637	—
Total	$11,908	$8,385	$35,193	$25,303
Stock-based compensation capitalized into inventory was $0.2 million for the three months ended September 30, 2024 and 2023, and $0.9 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.
13. Commitments and Contingencies
Certain of the Company’s contractual arrangements with contract manufacturing organizations require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's unaudited condensed consolidated financial statements.
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
14. Subsequent Events
In October 2024, the Company entered into a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC (“License Agreement”), under which the Company acquired the worldwide rights to develop, manufacture and commercialize a compound designated as ENT-3379, renamed MRM-3379, in exchange for an upfront payment of $7.5 million and up to an additional $217.5 million upon the achievement of regulatory and sales-based milestones as well as mid-single digit percent royalties on any future sales of MRM-3379. As of the date these financial statements are issued, the Company has not yet finalized the accounting for the License Agreement.

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
On August 31, 2023, we completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Bile Acid Medicines”) pursuant to an asset purchase agreement dated July 16, 2023 (such acquisition, the “Bile Acid Portfolio Acquisition”). The FDA approved Cholbam in March 2015, as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”) and Smith-Lemli-Opitz syndrome (“SLOS”). Chenodal is approved for the treatment of radiolucent stones in the gallbladder and has received medical necessity recognition by the FDA for the treatment of cerebrotendinous xanthomatosis (“CTX”). We commercialize Chenodal and Cholbam in the U.S. through our specialized and focused commercial team. We have also assumed several license and distribution agreements with several rare disease companies for the commercialization of Chenodal and Cholbam in additional countries. In October 2023, we reported positive topline data from our RESTORE clinical trial evaluating Chenodal in patients with CTX and we submitted a new drug application (“NDA”) for chenodiol for the treatment of CTX to the FDA in June 2024, which application has been assigned a Prescription Drug User Fee Act (“PDUFA”) date of December 28, 2024.
We are developing Livmarli for certain rare cholestatic conditions through the Phase 3 EXPAND study, which we expect to initiate in the second half of 2024. In addition, we are advancing our product candidate volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”), and in October 2024, we announced that the FDA granted Breakthrough Therapy Designation for volixibat as a potential treatment for cholestatic pruritus in patients with PBC. Volixibat has been studied in over 400 adults for up to 48 weeks. Clinical trials of volixibat have shown significant activity on IBAT and bile acid markers such as 7αC4, fecal bile acids and cholesterol, demonstrating potent biological activity. We conducted an interim analysis of our VISTAS Phase 2b clinical trial in PSC and reported interim data from our VANTAGE Phase 2b clinical trial in PBC in June 2024. Interim results from the study demonstrated a statistically significant (-3.82, p < 0.0001; change from baseline) improvement in pruritus for volixibat and a placebo-adjusted difference of -2.32 points in the primary endpoint (p=0.0026), as measured by the trial’s zero to ten numerical rating scale identified as the Adult ItchRO scale. In addition, 75% of patients on volixibat achieved a greater than 50% reduction in serum bile acids, and there was an improvement in fatigue at week 16 with volixibat compared to placebo. No new safety signals were observed, and adverse events were similar between the 20 mg and 80 mg treatment groups. The most common adverse event was diarrhea (77%) with all cases mild to moderate; one case resulted in discontinuation. Four patients experienced serious adverse events, including one in the placebo arm. There were no clinically meaningful changes in liver biomarkers. A volixibat dose of 20 mg twice daily was selected for part 2 of the study. The blinded interim analysis for the VISTAS Phase 2b clinical trial in PSC was conducted and the independent data review committee recommended the study continue with a selected volixibat dose of 20 mg twice daily, with no changes to the study. The criteria for continuation included safety as well as a predefined threshold for efficacy. We and the investigators remain blinded to the PSC interim results and analyses. We expect the VISTAS Phase 2b clinical trial in PSC to complete enrollment in the second half of 2025, and we expect the VANTAGE Phase 2b clinical trial in PBC to complete enrollment in 2026.
We were incorporated in May 2018 and commenced operations in November 2018. To date, we have focused primarily on acquiring and in-licensing our product candidates, organizing and staffing our company, business planning, raising capital, advancing our product candidates through clinical development, preparing for commercialization of our product candidates, commercializing our approved medicines, and conducting business development activities relating to, among other things, portfolio expansion through collaborations and acquisitions.
We have not generated operating income to date. We expect to incur significant operating losses for the foreseeable future. Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and cash from our product sales, net and collaboration revenue.
Financial Overview
Our net loss was $14.2 million and $23.6 million for the three months ended September 30, 2024 and 2023, respectively, and $64.2 million and $127.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $620.4 million, compared to $556.2 million as of December 31, 2023. As of September 30, 2024, we had unrestricted cash, cash equivalents and investments of $293.8 million, compared to cash and cash equivalents of $286.3 million as of December 31, 2023.
We anticipate we will continue to generate net losses for the foreseeable future as we continue commercial activities for our approved medicines, conduct our ongoing and planned clinical trials, seek regulatory approvals for our product candidates and make potential milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We expect that total product sales of our approved medicines will continue to increase on an annual basis. We have entered into license and collaboration arrangements with other companies whereby we are entitled to receive upfront and license fees, development and sales-based milestones, and tiered royalties based on sales of commercialized products. In select countries, we have entered into distribution agreements for the sale of our approved medicines and such distributors may have fluctuating purchase levels. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.
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
As of the date of our acquisition of the Bile Acid Medicines from Travere, inventory acquired was valued at its fair value. As a result, our cost of sales exceeds the historical cost to manufacture the inventory and has a negative impact on our gross margin. We expect to sell the majority of acquired inventory that is recorded at fair value within the next six to nine months from the balance sheet date. In addition, in connection with the acquisition, we have firm commitments for the purchase of minimum order quantities for active pharmaceutical ingredients. We periodically evaluate these firm commitments to determine if these commitments are in excess of our needs. If any net loss is determined, we record a charge to cost of sales in the period identified.

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
•external expenses paid to clinical trial sites, contract research organizations (“CROs”) and consultants that conduct our clinical trials;
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
Loss from termination of revenue interest purchase agreement
Loss from termination of revenue interest purchase agreement is related to the repurchase and termination of the Revenue Interest Purchase Agreement (the “RIPA”) with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers in the second quarter of 2023. The repurchase payment included a premium over the remaining revenue interest liability and resulted in the recognition of a loss from termination of the RIPA in our condensed consolidated statements of operations and comprehensive loss.
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
There have been no significant changes during the three and nine months ended September 30, 2024 in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Change
	2024	2023
Revenue:
Product sales, net	$90,302	$47,725	$42,577
License and other revenue	75	—	75
Total revenue	90,377	47,725	42,652
Operating expenses:
Cost of sales	20,806	10,228	10,578
Research and development	31,710	26,117	5,593
Selling, general and administrative	50,545	36,528	14,017
Total operating expenses	103,061	72,873	30,188
Loss from operations	(12,684)	(25,148)	12,464
Other income (expense):
Interest income	3,469	4,061	(592)
Interest expense	(3,586)	(3,574)	(12)
Other income (expense), net	(1,087)	1,322	(2,409)
Net loss before provision for income taxes	(13,888)	(23,339)	9,451
Provision for income taxes	347	249	98
Net loss	$(14,235)	$(23,588)	$9,353
Product Sales, Net
Product sales, net was $90.3 million for the three months ended September 30, 2024, compared to $47.7 million for the three months ended September 30, 2023. The increase in product sales, net was a result of sales of the Bile Acid Medicines following the completion of the Bile Acid Portfolio Acquisition in August 2023 and our continued

commercialization of Livmarli in the U.S. for the treatment of ALGS and PFIC, and in certain international markets directly or through partner market supply orders for the treatment of ALGS.
The following table disaggregates total Product sales, net:

	Three Months Ended September 30,
	2024	2023	Change
Product sales, net:
Livmarli	$59,126	$38,708	$20,418
Bile Acid Medicines	31,176	9,017	22,159
Total product sales, net	$90,302	$47,725	$42,577
Cost of Sales
For the three months ended September 30, 2024, cost of sales was $20.8 million, compared to $10.2 million for the three months ended September 30, 2023. The increase in cost of sales was primarily a result of increases in royalty expense of $4.3 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, amortization expense of $3.3 million primarily due to acquired intangibles associated with our acquisition of the Bile Acid Medicines in August 2023, product cost of sales of $1.8 million related to the Bile Acid Medicines and, to a lesser extent, Livmarli, and other period costs of $1.2 million associated with commercial supply chain expenses and other general expenses.
Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended September 30,		Change
	2024	2023
Product-specific costs:
Livmarli	$6,060	$8,535	$(2,475)
Volixibat	8,270	5,095	3,175
Non product-specific costs:
Stock-based compensation	3,571	2,628	943
Personnel	8,760	6,669	2,091
Other	5,049	3,190	1,859
Total research and development expenses	$31,710	$26,117	$5,593
Research and development expenses were $31.7 million for the three months ended September 30, 2024, an increase of $5.6 million compared to the three months ended September 30, 2023. The increase was primarily due to:
•for volixibat programs, an increase of $3.2 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials;
•for stock-based compensation, an increase of $0.9 million associated with incremental employee equity awards;
•for personnel related expenses, an increase of $2.1 million related to increased employee headcount to support our development pipeline; and
•for other expense, an increase of $1.9 million, primarily due to other general research and development activities; partially offset by
•for Livmarli programs, a decrease of $2.5 million, primarily due lower clinical expenses associated with discontinuation of the biliary atresia study and completion of the MARCH Phase 3 clinical trial of Livmarli in patients with PFIC, partially offset by increased expenses associated with the Livmarli Phase 3 EXPAND label expansion study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $50.5 million for the three months ended September 30, 2024, an increase of $14.0 million compared to the three months ended September 30, 2023. The increase was primarily due to increases of $8.6 million in personnel and other compensation-related expenses, including an increase of $2.3 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $4.2 million in advertising, promotion and medical affairs expenses associated with commercial activities primarily driven by the Bile Acid Portfolio Acquisition completed in August 2023, and $0.5 million in other general administrative expenses.
Interest Income
Interest income was $3.5 million for the three months ended September 30, 2024, a decrease of $0.6 million compared to the three months ended September 30, 2023 largely due to lower yields on investments.
Interest Expense
Interest expense was $3.6 million for the three months ended September 30, 2024 and September 30, 2023, and related to interest expense incurred on our convertible notes.
Other Income (Expense), Net
Other income (expense), net was expense of $1.1 million for the three months ended September 30, 2024, compared to income of $1.3 million for the three months ended September 30, 2023. The expense for the three months ended September 30, 2024 and the income for the three months ended September 30, 2023, were primarily attributable to unrealized currency gains on net assets and liabilities denominated in foreign currency and reflect the fluctuation in currency rates during those periods.
Results of Operations for the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023
Revenue:
Product sales, net	$236,979	$109,320	$127,659
License and other revenue	495	7,500	(7,005)
Total revenue	237,474	116,820	120,654
Operating expenses:
Cost of sales	58,863	22,019	36,844
Research and development	96,604	71,674	24,930
Selling, general and administrative	145,391	99,696	45,695
Total operating expenses	300,858	193,389	107,469
Loss from operations	(63,384)	(76,569)	13,185
Other income (expense):
Interest income	10,588	9,960	628
Interest expense	(10,732)	(11,542)	810
Loss from termination of revenue interest purchase agreement	—	(49,076)	49,076
Other income (expense), net	982	237	745
Net loss before provision for income taxes	(62,546)	(126,990)	64,444
Provision for income taxes	1,606	766	840
Net loss	$(64,152)	$(127,756)	$63,604
Product Sales, Net
Product sales, net was $237.0 million for the nine months ended September 30, 2024, compared to $109.3 million for the nine months ended September 30, 2023. The increase in product sales, net was a result of sales of the Bile Acid Medicines following the completion of the Bile Acid Portfolio Acquisition in August 2023 and our continued commercialization of Livmarli in the U.S., for the treatment of ALGS and PFIC and in certain international markets directly or through partner market supply orders for the treatment of ALGS.

The following table disaggregates total Product sales, net:

	Nine Months Ended September 30,
	2024	2023	Change
Product sales, net:
Livmarli	$149,202	$100,303	$48,899
Bile Acid Medicines	87,777	9,017	78,760
Total product sales, net	$236,979	$109,320	$127,659
License and Other Revenue
License and other revenue was $0.5 million for the nine months ended September 30, 2024, compared to $7.5 million for the nine months ended September 30, 2023. The decrease in license and other revenue was primarily due to the achievement of regulatory milestones by CANbridge and GC Biopharma associated with our license agreements in 2023.
Cost of Sales
For the nine months ended September 30, 2024, cost of sales was $58.9 million, compared to $22.0 million for the nine months ended September 30, 2023. The increase in cost of sales was primarily a result of increases in royalty expense of $12.9 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, amortization expense of $11.8 million primarily due to acquired intangibles associated with our acquisition of the Bile Acid Medicines in August 2023, product cost of sales of $7.7 million related to the Bile Acid Medicines and, to a lesser extent, Livmarli, other period costs of $4.4 million associated with commercial supply chain expenses and other general expenses.
Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023
Product-specific costs:
Livmarli	$20,187	$21,413	$(1,226)
Volixibat	23,140	14,575	8,565
Non product-specific costs:
Stock-based compensation	10,978	8,015	2,963
Personnel	26,374	19,867	6,507
Other	15,925	7,804	8,121
Total research and development expenses	$96,604	$71,674	$24,930
Research and development expenses were $96.6 million for the nine months ended September 30, 2024, an increase of $24.9 million compared to the nine months ended September 30, 2023. The increase was primarily due to:
•for volixibat programs, an increase of $8.6 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials;
•for stock-based compensation, an increase of $3.0 million associated with incremental employee equity awards;
•for personnel related expenses, an increase of $6.5 million related to increased employee headcount to support our development pipeline; and
•for other expense, an increase of $8.1 million, primarily due to other general research and development activities, including expenses related to the Bile Acid Medicines acquired in August of 2023, partially offset by
•for Livmarli programs, a decrease of $1.2 million, primarily due to lower clinical expenses associated with completion of the MARCH Phase 3 clinical trial of Livmarli in patients with PFIC offset by increased expenses associated with the Livmarli Phase 3 EXPAND label expansion study.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $145.4 million for the nine months ended September 30, 2024, an increase of $45.7 million compared to the nine months ended September 30, 2023. The increase was primarily due to increases of $21.6 million in personnel and other compensation related expenses, including an increase of $6.3 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $12.7 million in advertising, promotion and medical affairs expenses associated with commercial activities for our approved medicines, $8.0 million in expenses primarily related to accounting, legal, compliance, public relations and international expansion activities and $3.0 million in other general administrative expenses.
Loss from termination of revenue interest purchase agreement
Loss from termination of RIPA was zero for the nine months ended September 30, 2024, compared to $49.1 million for the nine months ended September 30, 2023. The 2023 loss was related to the premium paid to repurchase the revenue interests pursuant to the RIPA.
Interest Income
Interest income was $10.6 million for the nine months ended September 30, 2024, an increase of $0.6 million compared to the nine months ended September 30, 2023. The increase was primarily due to higher invested balances, partially offset by lower yields on investments.
Interest Expense
Interest expense was $10.7 million for the nine months ended September 30, 2024, a decrease of $0.8 million compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, interest expense consisted of $10.7 million related to our convertible notes. For the nine months ended September 30, 2023, interest expense consisted of $6.5 million related to our convertible notes issued during the period and $5.1 million related to the RIPA prior to extinguishment.
Other Income (Expense), Net
Other income (expense), net was income of $1.0 million for the nine months ended September 30, 2024, compared to income of $0.2 million for the nine months ended September 30, 2023. The income for the nine months ended September 30, 2024 was primarily attributable to unrealized currency gains on net assets and liabilities denominated in foreign currency. The income for the nine months ended September 30, 2023 was primarily attributable to $1.2 million unrealized currency gains on net assets and liabilities denominated in foreign currency, offset by $0.7 million expense associated with the fair value remeasurement of liabilities associated with our acquisition of Satiogen.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $293.8 million of unrestricted cash, cash equivalents and investments as of September 30, 2024, compared to cash and cash equivalents of $286.3 million as of December 31, 2023. Since inception, we have incurred operating losses and negative cash flows from operations. As of September 30, 2024, we had an accumulated deficit of $620.4 million, compared to $556.2 million as of December 31, 2023.
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
In September 2022, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of September 30, 2024, we have not issued any securities pursuant to the 2022 Shelf Registration.
On November 2, 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”) pursuant to the 2022 Shelf Registration. We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. As of September 30, 2024, we have not issued any securities pursuant to the 2023 Sales Agreement.
In August 2020, the SEC declared effective a registration statement on Form S-3 (the “2020 Shelf Registration”) covering the sale of up to $300.0 million of our securities. Also, in August 2020, we entered into a sales agreement (the “2020 Sales Agreement”) with SVB Securities LLC, subsequently acquired by Leerink Partners LLC (“Leerink”), pursuant to which we could issue and sell, in an at the market offering, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2020 Shelf Registration through Leerink acting as the sales agent and/or principal. The 2020 Shelf Registration expired in August 2023, and no further sales may be made under the 2020 Sales Agreement. Prior to the expiration of the 2020 Shelf Registration, we issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the 2020 Sales Agreement, resulting in aggregate gross proceeds to us of $43.7 million.
Based on our current and anticipated level of operations and cash generated from sales of our approved medicines, we believe our existing unrestricted cash, cash equivalents and investments will be sufficient to fund current operations through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q and beyond.
We anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, continue commercialization activities for our approved medicines and potentially expand into additional markets, hire additional staff, including clinical, scientific, operational, financial and management personnel and pay potential development and commercial and sales based milestones. Net loss is also impacted by significant non-cash charges related to stock-based compensation and amortization of intangible assets.
Our primary use of cash is to fund operating expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Although we expect product revenues to increase as we continue commercial activities for our approved medicines, we may not achieve commercial success. Certain of our approved medicines, including the Bile Acid Medicines, are subject to immediate competition from compounded and generic entrants, as the abbreviated new drug application (“ANDA”) and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In addition, Chenodal is approved for radiolucent stones in the gallbladder yet is used primarily as standard of care for CTX. The FDA has provided a letter acknowledging Chenodal as a medical necessity for CTX, but prescriptions for this indication are not on label. As such, any change in this view from the FDA could adversely affect our ability to sell Chenodal in this indication. Unless and until Chenodal is approved for CTX, we cannot market or promote Chenodal for CTX which limits its growth potential.
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
In October 2024, we entered into a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC, under which we acquired the worldwide rights to develop, manufacture and commercialize a compound designated as ENT-3379, renamed MRM-3379, in exchange for an upfront payment of $7.5 million and up to an additional $217.5 million upon the achievement of regulatory and sales-based milestones as well as mid-single digit percent royalties on any future sales of MRM-3379. We expect to initiate our Phase 2 clinical trial in Fragile X Syndrome in 2025.
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

Cash Flows
The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$15,393	$(54,326)
Net cash used in investing activities	(90,766)	(105,200)
Net cash provided by financing activities	12,359	334,823
Effect of exchange rate on cash, cash equivalents and restricted cash equivalents	82	(241)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(62,932)	$175,056
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $15.4 million for the nine months ended September 30, 2024, reflecting our net loss of $64.2 million partially offset by non-cash adjustments of $55.3 million. Non-cash adjustments consisted primarily of stock-based compensation, depreciation and amortization of our intangible assets and fixed assets, and charges associated with excess and obsolete inventory and firm commitment losses. Additionally, cash provided by operating activities reflected changes in net operating assets of $24.3 million, primarily related to the increase in accounts payable, accrued expenses and other liabilities resulting primarily from an increase in accrued sales deductions and royalties due to the growth from our product sales in the nine months ended September 30, 2024, and an increase in accrued expenses driven by our growth, including accrued expenses related to clinical studies and contract manufacturing activities, offset by payments made for the purchase of inventory.
Net cash used in operating activities was $54.3 million for the nine months ended September 30, 2023, reflecting our net loss of $127.8 million partially offset by non-cash items of $85.2 million. Non-cash items consisted primarily of loss from termination of RIPA and effective interest expense prior to the termination in April 2023, stock-based compensation, and depreciation and amortization of our intangible assets and fixed assets. Additionally, cash used in operating activities reflected changes in net operating assets of $11.8 million, consisting primarily of an increase in accounts receivables related to sales of our approved medicines, an increase in accounts payable, accrued expenses and other liabilities primarily related to the increase in accrued sales deductions and accrued royalties payable due to our increased net product sales, and an increase in accrued interest expense related to the Notes issued in April 2023.
Net Cash Used in Investing Activities
Net cash used in investing activities was $90.8 million for the nine months ended September 30, 2024, primarily due to purchases of investments resulting from the changing interest rate environment and milestone payments associated with the approval of Livmarli for cholestatic pruritus in patients with PFIC in the U.S. and for the treatment of PFIC in the EU, offset by proceeds from maturities of investments.
Net cash used in investing activities was $105.2 million for the nine months ended September 30, 2023, primarily due to the payment in connection with our acquisition of the Bile Acid Medicines from Travere, purchases of investments and our milestone payment related to the approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older, partially offset by proceeds from maturities of investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $12.4 million for the nine months ended September 30, 2024, due to proceeds from employee equity award exercises.
Net cash provided by financing activities was $334.8 million for the nine months ended September 30, 2023, due to net proceeds from the issuance of convertible notes in April 2023, from the issuance and sale of common stock in a private placement offering in August 2023, from the issuance and sale of common stock under the 2020 Sales Agreement with Leerink during the nine months ended September 30, 2023, and proceeds from employee equity award exercises, partially offset by revenue interest payments and payments to repurchase the revenue interests under the RIPA.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments as of September 30, 2024 consist of readily available checking and money market funds and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the strategies we employ (including the short-term nature of the instruments in our portfolio and the low risk profile of our investments), as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods for our existing investments. For example, a hypothetical change in interest rates of 10% would not have a material impact on the fair market value of our cash equivalents and investments as of September 30, 2024. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.
We have outstanding $316.3 million aggregate principal of the Notes as of September 30, 2024. The interest rates on these Notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of September 30, 2024, the approximate fair value of our Notes was $466.2 million.
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
Based on our overall foreign currency denominated exposures as of September 30, 2024, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $0.3 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in the USD exchange rate.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 were still present as of September 30, 2024. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024.
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
Refer to the management report on internal control over financial reporting in Part II, Item 9A of our Annual Report for a discussion of the material weaknesses existing as of December 31, 2023, which continued to exist as of September 30, 2024.
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
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

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
The FDA’s, European Commission’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for our product candidates or restrict marketing of any then-approved product. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. For example, in April 2023 the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation, and in April 2024, the Parliament adopted its related position. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.
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
We announced topline results of a Phase 3 clinical trial to evaluate the effects of Chenodal in patients with CTX, known as the RESTORE clinical trial, which we used to support our NDA submission in June 2024 for marketing authorization of Chenodal for CTX in the U.S. The FDA has accepted the NDA submission and has assigned a PDUFA date of December 28, 2024. The FDA may not agree with our interpretation of the results and may ask for additional data to be submitted or may deny an approval for CTX. The FDA may also not agree with the completeness of our NDA submission and may ask for additional non-clinical, manufacturing or supportive clinical data. We have orphan designation for Chenodal for CTX which has the potential to allow seven years of orphan exclusivity upon approval. If we do not receive approval for CTX, we will not have the benefit of this orphan exclusivity. Furthermore, even with approval, we may not receive the benefit of the orphan designation or such designation may not prevent a generic launch for the treatment of radiolucent gallstones. Any such delay or denial of approval and orphan exclusivity for the treatment of CTX could lead to an adverse impact to our business, financial condition and results of operations.
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
•any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
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
Prior to obtaining approval to commercialize a product candidate in the U.S. or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, European Commission or comparable foreign regulatory authorities. The FDA, EMA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. For example, we have submitted an NDA for Chenodal for CTX but the FDA may require us to conduct additional preclinical studies or clinical trials prior to approving our submission. If we were required to conduct such additional preclinical studies or clinical trials, the FDA, EMA or comparable foreign regulatory authorities may not agree with our interpretation of the results and we may not receive approval for our product candidates or additional indications, or marketing of our approved medicines may be subject to additional requirements.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in May 2018. For the nine months ended September 30, 2024 and 2023, we reported a net loss of $64.2 million and $127.8 million, respectively. As of September 30, 2024, we had an accumulated deficit of $620.4 million.
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
Further, the IRA will, among other things, (i) allow HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices for the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025.
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
The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, generic pharmaceutical companies and universities and other research institutions who are active in rare disease. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than our product candidates, which may negatively affect our commercial opportunities. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. There may also be competitors for our product candidates that we are unaware of at this point.
We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc and Ipsen have IBATis in clinical development for cholestatic liver diseases.
We are aware Ipsen has received approval for odevixibat (Bylvay) for the treatment of pruritus in patients with PFIC 3 months of age and older, and cholestatic pruritus in patients with ALGS 12 months of age and older, in the U.S., and for the treatment of PFIC in patients 6 months of age and older in Europe and for odevixibat (Kayfanda) for the treatment of cholestatic pruritus in ALGS in patients 6 months of age and older. In Europe, Bylvay and Kayfanda are authorized under exceptional circumstances. Ipsen has opened enrollment in their ALGS open-label extension study to infants 11 months or younger and is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. Other off-label medications are also used in ALGS and PFIC for cholestatic pruritus such as Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors. Despite the lack of FDA approval, these older, generic agents are perceived as part of the standard of care for treating ALGS and PFIC patients suffering from cholestatic pruritus. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. Additionally, surgical interventions, such as partial external biliary diversion and nasobiliary drainage, and extracorporeal liver support, such as Molecular Adsorbent Recirculation System, are also employed in an attempt to lower bile acid levels, manage pruritus and improve measures of liver function.
In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Alfasigma S.p.’s (formerly Intercept Pharmaceuticals, Inc.) Ocaliva, Gilead Science’s Livdezli, and Ipsen’s Iqirvo are approved as a second-line treatment for PBC in patients with inadequate response to ursodeoxycholic acid. We are aware of several agents in clinical development for the treatment of PBC including Alfasigma’s Ocaliva and bezafibrate, Zydus Therapeutics Inc.’s saroglitazar magnesium, Incyte’s INCB000547, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Umecrine Cognition’s golexanolone, Kowa Company Ltd’s K-808, HighTide Therapeutic Inc’s HTD-1801, Hepagene Therapeutics Inc’s HPG-1860, Tharimmune Inc’s TH-104, Cascade Pharmaceuticals Inc.’s CS-0159, Rectify Pharmaceuticals, Inc.'s RTY-694, and GlaxoSmithKline’s linerixibat, another IBATi.
We are not aware of FDA or European Commission approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Dr. Falk Pharma's Norucholic acid, HighTide Biopharmaceutical Inc.’s HTD1801, Ipsen’s elafibranor and ritivixibat, NGM Biopharmaceuticals Inc.’s

NGM282, Incyte’s EP547, Chemomab Therapeutics Ltd.’s CM-101, Cascade Pharmaceuticals Inc.’s CS-0159, LISCure Biosciences Inc.’s LB-P8, and Pliant Therapeutics’ bexotegrast.
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
We are not aware of FDA or European Commission approved therapeutics for the treatment of FXS. We are aware of one other company, Shionogi & Co., LTD., pursuing clinical development of a PDE4D inhibitor (zatomilast/BPN14770) in FXS. We are aware of several other companies pursuing clinical development of therapies for FXS including Harmony Biosciences Inc.’s ZYN002, Allos Pharma Inc.’s Arbaclofen, Healx Ltd.’s Gabaxodol, Spinogenix Inc.’s SPG601, Connecta Therapeutics S.L.’s CTH120, and Kaerus Therapeutics Inc.’s KER-0193.
Even though we have obtained orphan drug designation for several of our product candidates, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.
Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products (“COMP”), grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the U.S. We also received orphan drug designation for Livmarli for PFIC and ALGS in the EU. The FDA granted orphan drug designation for Chenodal for the treatment of CTX in 2010. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory authority’s agreed upon pediatric investigation plan (“PIP”). There is, however, a legislative proposal pending in the EU that may modify the length of orphan market exclusivity, change the way in which market exclusivity is awarded to drugs with more than one approved orphan indication. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or European Commission determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient, if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the European Commission may approve another drug for the same indication despite its orphan exclusivity on the basis that it is not a similar medicinal product or if it is considered safer, more effective, or otherwise clinically superior. Conversely, the European Commission may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC and ALGS and Chenodal for the treatment of CTX, if we receive approval for Livmarli or Chenodal for modified or different indications, our current orphan designations may not provide us with exclusivity.
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
We may fail to realize all of the anticipated benefits of the Bile Acid Portfolio Acquisition or other product candidate acquisitions or those benefits may take longer to realize than expected.
We believe that there are significant benefits that may be realized from the Bile Acid Portfolio Acquisition or any other product candidate acquisition. The full benefits of the Bile Acid Portfolio Acquisition, including the anticipated financial contribution of newly acquired assets, may not be realized as expected, may be diminished due to competition or may not be achieved within the anticipated time frame, or at all. For example, the Phase 3 RESTORE clinical trial may not result in an approval. Failure to achieve the anticipated benefits of the Bile Acid Portfolio Acquisition could adversely affect our results of operations or cash flows, divert needed resources away from our current approved medicines and product candidates, decrease or delay any accretive effect of the Bile Acid Portfolio Acquisition and negatively impact the price of our common stock.
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
As of September 30, 2024, we had 311 full time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Furthermore, the EU GDPR provides that EEA Member States may introduce specific requirements related to the processing of “special categories of personal data”, including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offenses or convictions where allowed under local law and confirmed by potential employee in employment situations. Under the GDPR, companies that do not comply may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR or 17.5 million pounds sterling under the UK GDPR, or in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
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
Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. Similar rules may apply under state tax laws. Our NOL carryforwards and other applicable tax attributes are subject to review and possible adjustment by the U.S. Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points (by value), as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. It is possible that we have experienced one or more such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We may therefore be limited in the portion of NOL carryforwards and other applicable tax attributes that we can use in the future to offset future taxable income. At the state level, California recently enacted legislation that, with certain exceptions, suspends the ability to use California NOLs to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. Other states may also suspend or place limitation on the NOL utilization. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.
As of September 30, 2024, we had $316.3 million aggregate principal amount of indebtedness under the Notes.
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
For example, we have collaborated and may in the future collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate an exclusive license to any of the institution’s proprietary rights in technology resulting from the collaboration. Regardless of such option to negotiate a license, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer, on an exclusive basis, their proprietary rights to other parties, potentially blocking our ability to pursue our program.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2024 to November 11, 2024 has ranged from a low of $23.57 to a high of $44.74. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC (the “2022 Shelf Registration”). For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of September 30, 2024. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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
While we have implemented information security measures designed to protect against security incidents, we cannot assure you that our (or the third parties with whom we work) security measures will be effective. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to detect, investigate, mitigate, contain, and remediate a security incident may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, be able to detect and remediate all such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
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
We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and compliance with applicable requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If a material security incident was to occur, or we (or a third party with whom we work) are perceived to have experienced such an event, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. More specifically, for example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Security incidents and any unauthorized access or disclosure of our sensitive information could also compromise our intellectual property and patent portfolio, expose sensitive business information, expose the personal data of our employees, require us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.

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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period. As of June 30, 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we are no longer an emerging growth company. As a result, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company and expect to incur additional legal and financial compliance costs as a result. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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

Mirum Pharmaceuticals, Inc.

Date: November 12, 2024	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: November 12, 2024	By:	/s/ Eric Bjerkholt
Eric Bjerkholt
Chief Financial Officer (Principal Financial Officer)