Form 10-K
period 2024-12-31
Mirum Pharmaceuticals, Inc.
filed 2025-02-26
CIK 1759425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38981
__________________________________________________________________________________________
Mirum Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________________________________________

Delaware	83-1281555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
989 East Hillsdale Boulevard, Suite 300, Foster City, California	94404
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 667-4085
__________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	MIRM	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.5 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $34.19 per share.
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of February 21, 2025 was 49,014,190.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:
•the commercialization of our approved medicines and our other product candidates, if approved;
•our ability to obtain and maintain regulatory approval for our products and product candidates or any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•our plans to research, develop and commercialize our product candidates, including the timing of our ongoing clinical trials;
•our expectations regarding the size of target patient populations for our approved medicines and our product candidates, if approved for commercial use, and any additional product candidates we may develop;
•the size and growth potential of the markets for our approved medicines and our product candidates, and our ability to serve those markets;
•the rate and degree of market acceptance of our approved medicines and our product candidates, as well as third-party payor coverage and reimbursement for our approved medicines and our product candidates;
•our ability to attract collaborators with development, regulatory and commercialization expertise;
•our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our approved medicines and our product candidates;
•governmental, regulatory and legal developments in the United States and foreign countries;
•the performance of our third-party collaborators, suppliers and manufacturers;
•the success of competing therapies that are or may become available;
•our ability to attract and retain key scientific or management personnel;
•our ability to timely obtain funding for our operations on favorable terms and strategically deploy that funding, if and when obtained; and
•the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing.
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
ii

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
•We may fail to realize all of the anticipated benefits of our commercial and product candidate acquisitions or those benefits may take longer to realize than expected.
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
iii

PART I
Item 1. Business.
Overview
We are a biopharmaceutical company dedicated to transforming the treatment of rare diseases.
We have three approved medicines: LIVMARLI® (maralixibat) oral solution (“Livmarli”), CHOLBAM® (cholic acid) capsules (“Cholbam”), and CHENODAL® or CTEXLI® (chenodiol) tablets (“Chenodal” or “Ctexli”).
Livmarli is a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor (“IBATi”) that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”) and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the U.S and for the treatment of PFIC in the European Union (“EU”). We market and commercialize Livmarli in the United States, Canada and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries.
On August 31, 2023, we completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of chenodiol and Cholbam (also known as Kolbam) (and together with chenodiol, the “Bile Acid Medicines”) pursuant to an asset purchase agreement dated July 16, 2023 (such acquisition, the “Bile Acid Portfolio Acquisition”).
The U.S. Food and Drug Administration (“FDA”) approved Cholbam in March 2015 as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for adjunctive treatment of patients with peroxisomal disorders, including peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”). Chenodiol is standard of care for the treatment of cerebrotendinous xanthomatosis (“CTX”) in the United Sates with a medical necessity recognition by the FDA. Chenodiol is currently commercialized under the brand name Chenodal. We submitted an NDA for chenodiol for the treatment of CTX in 2024 and received FDA approval for the treatment of adults with CTX in February 2025, which will be commercialized under the brand name Ctexli. We currently commercialize Chenodal and Cholbam, and plan to commercialize Ctexli, in the United States through our specialized and focused commercial team. We have also assumed license and distribution agreements with several rare disease companies for the commercialization of Cholbam and chenodiol in additional countries.
We are advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”). Volixibat has received breakthrough therapy and orphan drug designation from the FDA for cholestatic pruritus in PBC patients based on the positive interim analysis of the VANTAGE Phase 2b study. Volixibat has also completed a successful interim analysis of the VISTAS Phase 2b study in PSC patients. We expect to complete enrollment of our VISTAS Phase 2b clinical trial in PSC in the second half of 2025 and of our VANTAGE Phase 2b clinical trial in PBC in 2026.
We are also advancing our product candidate MRM-3379, a novel, oral, CNS-penetrant PDE4D inhibitor for the treatment of fragile X syndrome (“FXS”). We are planning to initiate a dose ranging Phase 2 study of MRM-3379 in 2025.
Our Strategy
Our goal is to strengthen our leadership position in rare and orphan diseases for which the unmet medical need is high. The key components of our strategy include:
•Commercialize and develop Livmarli for the treatment of ALGS, PFIC and other rare cholestatic conditions. Livmarli is approved by the FDA and the European Commission for the treatment of cholestatic pruritus in patients with ALGS, approved by the FDA for treatment of cholestatic pruritus in patients with PFIC and approved by European Medicines Agency (“EMA”) for the treatment of PFIC. We are commercializing Livmarli in the United States, Canada, and certain countries in Europe through direct sales. Additionally, we have entered into several distributor and licensing agreements to advance Livmarli in numerous territories outside of the markets where we commercialize Livmarli directly. We are also seeking to add to the approved indications for Livmarli by conducting the EXPAND study in settings of cholestatic pruritus due to other rare conditions.

•Commercialize and further develop Ctexli and Cholbam. Chenodiol is standard of care in the U.S. for the treatment of CTX under a medical necessity recognition from the FDA. We submitted an NDA for chenodiol tablets for the treatment of adults with CTX and this NDA was approved by the FDA in February 2025. Cholbam is approved for the treatment of bile acid synthesis disorders and adjunctive treatment of patients with peroxisomal disorders, including PBD-ZSD and we expect to continue to commercialize the medicine for these indications. We are commercializing Chenodal and Cholbam, and plan to commercialize Ctexli, in the United States through one specialty pharmacy.
•Develop and commercialize volixibat for the treatment of adults with PSC and PBC. We plan to further leverage our understanding of cholestatic liver disease with volixibat in adult settings. We are conducting adaptive, potentially registrational, Phase 2b clinical trials of volixibat in PSC and PBC.
•Develop and commercialize MRM-3379 for the treatment of FXS. MRM-3379 is a novel PDE4D inhibitor, which we expect to develop for FXS, a rare genetic neurocognitive disorder. We plan to initiate a dose ranging phase 2 trial in 2025.
•Actively manage our product portfolio and expand our pipeline of novel product candidates. We have assembled a team of scientific, clinical and business leaders with highly relevant experience to enable the advancement of therapeutics for rare and orphan diseases. We intend to leverage our collective expertise to identify, acquire, in-license and advance additional product candidates for the treatment of rare and orphan diseases.
Our Product Pipeline
The following graphic depicts each of our approved medicines and product candidates, the respective indications we are pursuing, the expected next milestones and regulatory designations:

	Preclinical	Phase 1	Phases 2 and 3	Approved

Livmarli (Maralixibat)

Alagille Syndrome (ALGS) [1]	FDA & EMA Approved

Progressive Familial Intrahepatic Cholestasis (PFIC) [2]	FDA & EMA Approved

Cholestatic Pruritus (Additional Settings)	EXPAND Phase 3, expect enrollment completion 2026

Ctexli (Chenodiol)

Cerebrotendinous Xanthomatosis (CTX) [3]	FDA Approved

Cholbam (Cholic Acid)

Bile acid synthesis disorders and PBD-ZSD [4]	FDA Approved

Volixibat

Primary Sclerosing Cholangitis	VISTAS positive interim analysis, expect enrollment completion H2 2025

Primary Biliary Cholangitis	VANTAGE positive interim analysis, expect enrollment completion 2026

MRM-3379

Fragile X Syndrome (FXS)	Phase 2, initiating 2025
1 Received FDA approval for cholestatic pruritus in patients with ALGS three months of age and older. European Commission has granted marketing authorization for Livmarli oral solution for the treatment of cholestatic pruritus in patients ALGS two months of age and older.
2 Received FDA approval for cholestatic pruritus in patients with PFIC 12 months of age and older. European Commission has granted marketing authorization for Livmarli oral solution for the treatment of PFIC in patients 3 months of age and older.
3 Received FDA approval for the treatment of adults with CTX in February 2025.
4 Bile acid synthesis disorders include PBD-ZSD.

Our Approved Medicines
Livmarli for cholestatic pruritus in patients with ALGS
Livmarli is a novel, orally administered, minimally-absorbed solution approved by the FDA and EMA for cholestatic pruritus in patients with ALGS. Livmarli is an IBATi that prevents absorption of bile acids in the ileum, thereby lowering serum bile acid (“sBA”) levels in settings of cholestasis where excess bile acids cause symptomatic and progressive disease burden.
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
Livmarli for cholestatic pruritus in patients with PFIC
Livmarli is a novel, orally administered, minimally-absorbed solution approved by the FDA for cholestatic pruritus in patients with PFIC and by the EMA for treatment of patients with PFIC.
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
Ctexli (Chenodiol)
Chenodeoxycholic acid, chenodiol or CDCA is a naturally occurring bile acid that was until recently approved only for the treatment of people with radiolucent stones in the gallbladder. While indicated for radiolucent stones in the gallbladder, chenodiol has received medical necessity recognition by the FDA for the treatment of CTX, and is the standard of care for CTX. We submitted a new drug application to the FDA for the approval of chenodiol in CTX in 2024 and received FDA approval to treat CTX in adults in February 2025, which will be commercialized under the brand name Ctexli. CTX is a rare, progressive and under diagnosed bile acid synthesis disorder affecting many parts of the body. We estimate there are 1,000 - 2,000 prevalent CTX patients in the United States, however only 10% are currently diagnosed. In September 2022, chenodiol was granted Fast Track designation by the FDA for the treatment of CTX.

In CTX, a deficiency of the bile acid CDCA leads to a buildup of bile alcohols which precedes a toxic accumulation of cholestanol. Cholestanol is the key driver of symptomatic burden and disease progression, including irreversible neurologic dysfunction. Results from the RESTORE study demonstrated that treatment with chenodiol not only improved urine bile alcohols but also serum cholestanol. Additionally, a greater proportion of patients receiving placebo required blinded rescue therapy, demonstrating the robustness of the effect.
The most commonly reported adverse events while on chenodiol were diarrhea and headache. The majority of adverse events reported were mild or moderate in severity and not considered to be treatment-related.
Cholbam for the treatment of bile acid synthesis disorders and peroxisomal disorders, including PBD-ZSD
The FDA approved Cholbam (cholic acid capsules) in March 2015, as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for adjunctive treatment of patients with peroxisomal disorders, including PBD-ZSD. The effectiveness of Cholbam has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders. An estimated 200 to 300 prevalent patients in the United States are current candidates for Cholbam therapy.
Our Clinical Product Candidates
Livmarli
We are advancing our approved medicine Livmarli in additional indications. Through the EXPAND phase 3 study we are exploring the treatment of pruritus in rare cholestatic settings other than ALGS, PFIC, PSC, intrahepatic cholestasis of pregnancy and PBC. We believe that the prevalent patient population in the United States and Europe in these additional rare cholestatic settings to be approximately 1,000 patients. We expect to complete enrollment of this trial in 2026.
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
PSC is a serious, idiopathic chronic cholestatic liver disease characterized by the progressive inflammation and destruction of bile ducts, which can lead to life-threatening complications. It is estimated that approximately 54,000 people in the United States and Europe suffer from PSC with approximately 30,000 people in the United States alone. Up to approximately 65% of PSC patients suffer from pruritus during the course of the disease. Liver transplantation is the only treatment shown to improve clinical outcomes in PSC but is expensive, requires long-term administration of immunosuppressants and only a portion of the patients who require a liver transplant are able to match with a suitable donor organ. Ursodeoxycholic acid (“UDCA”), is used off-label in PSC with conflicting evidence. We are conducting the VISTAS Phase 2b clinical trial of volixibat in patients with pruritus and PSC. VISTAS is an adaptive, randomized Phase 2b clinical trial evaluating the effect of volixibat on pruritus, sBA and fibrosis markers in patients with PSC and pruritus. We expect to complete enrollment in the first half of 2025.
PBC is a chronic, rare, cholestatic liver disease characterized by progressive liver bile flow impairment caused by immune-mediated destruction of intrahepatic bile ducts. This results in increased hepatic bile acid concentrations, which leads to a local inflammatory response in the liver that progresses to hepatic fibrosis, cirrhosis, and hepatic decompensation. The incidence rates for PBC in Europe, North America, Asia, and Australia are reported as ranging from 0.33 to 5.8 per 100,000 people, with a prevalence ranging from 1.91 to 40.2 per 100,000 people, resulting in approximately 230,000 patients across the United States and Europe suffering from PBC with approximately 85,000 people in the United States alone. Up to approximately 60% of PSC patients suffer from pruritus during the course of the disease. We are conducting the VANTAGE Phase 2b clinical trial of volixibat in patients with pruritus and PBC and we expect to complete enrollment in 2026.
There are no approved therapies for PSC in the United States. A variety of licensed and off-label therapies are currently used to reduce the impact of the progressive nature of PBC. These include UDCA, obeticholic acid, seladelpar, elafibranor, and others. However, the few therapeutic options available to manage PBC associated pruritus are temporary and/or suboptimal. We estimate a worldwide total addressable market for volixibat in PSC and PBC to be more than $1 billion.
MRM-3379

We are advancing MRM-3379 for the treatment of FXS. FXS is an X-linked rare genetic condition that represents the most common inherited single-gene cause of intellectual disability and autism spectrum disorder. While both males and females may be affected, males typically experience more severe symptoms due to the presence of only one X chromosome, with the majority of males meeting the criteria for severe intellectual disability. Patients can also present with severe behavioral alterations, including hyperactivity, impulsivity and anxiety in addition to poor language development and seizures. It is estimated that there are approximately 50,000 males in the U.S. and Europe with FXS with an estimated worldwide total addressable market for more than $1 billion. There are currently no approved therapies for the treatment of FXS and there is a significant unmet need.
MRM-3379 is a potent and selective allosteric inhibitor of PDE4D, an enzyme predominantly expressed in brain regions associated with learning, memory, and emotional regulation. Inhibition of PDE4D increases signaling by cAMP, which is impaired in FXS patients, and may support the improved function of the biochemical cascades believed to regulate memory, learning, and cognitive processes. We expect to initiate a phase 2 clinical study of MRM-3379 in male FXS patients in 2025.
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
Under the Shire License Agreement and Assigned License Agreements, to date, we have met clinical development, regulatory and sales milestones resulting in the payment of an aggregate of $91.0 million related to our Livmarli and volixibat programs.
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
License Agreement with Pfizer Inc.
Through the Shire License Agreement, we were assigned the rights to the license agreement (“Pfizer Agreement”), with Pfizer Inc. (“Pfizer”), pursuant to which we obtained an exclusive, worldwide license to Pfizer’s know-how related to Livmarli, (the “Pfizer Know-How”). Under the Pfizer Agreement, we are permitted to research, develop, manufacture and commercialize products utilizing the Pfizer Know-How for the diagnosis, treatment, prevention, mitigation and cure of human diseases and disorders, and to sublicense such rights. Pfizer retained the right to use the Pfizer Know-How to conduct internal research and to use a third party to conduct research on Pfizer’s behalf.
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
License Agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC
On October 22, 2024, we entered into a license agreement (the “MRM-3379 License”) with Enthorin Therapeutics, LLC and Dart Neuroscience LLC (collectively “Enthorin”). The MRM-3379 License grants us an exclusive, royalty bearing, sublicensable, worldwide license under certain regulatory materials as well as patents and know-how, which we refer to collectively as the Enthorin IP, to develop, have developed, make, have made, use, sell, have sold, offer for sale or import ENT-3379, an allosteric inhibitor of Phosphodiesterase 4D, (PDE4D) for any medical diagnostic, therapeutic or prophylactic application in human health, including in FXS. In exchange for the license, we paid an upfront payment of $7.5 million and are obligated to pay up to an additional $217.5 million upon the achievement of regulatory and sales-based milestones as well as mid-single digit percent royalties on any future sales of MRM-3379.
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
Commercial Agreements related to chenodiol
License and Manufacturing Agreement with LGM Pharma
Through the Bile Acid Portfolio Acquisition, we were assigned the rights to the License and Manufacturing Agreement, dated November 4, 2009, between LGM Pharma, formerly Nexgen Pharma, Inc. (“LGM”), and Manchester Pharmaceuticals, Inc. (together with its affiliates, “Manchester”) related to the manufacture of chenodiol, pursuant to which we obtained an exclusive, perpetual license to market chenodiol in the U.S. under the terms of an abbreviated new drug application approved by the FDA and owned by LGM, which grants to LGM the authority to manufacture and sell chenodiol in the U.S.
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
Asklepion APA
Pursuant to the Asklepion APA, we are required to pay Asklepion a low single-digit royalty on net sales of chenodiol in the U.S.
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
We concurrently entered into a transitional services agreement with Travere, pursuant to which Travere was obligated to perform certain services for a period of time, not anticipated to last beyond 12 months post-close, with respect to our use and operation of the assets purchased. The transitional services agreement has since terminated according to its terms.
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
We have developed and continue to develop patent portfolios around our product candidates, Livmarli (maralixibat) and volixibat. We have rights to pending patent applications in the United States, Europe, South Korea, Hong Kong, and Singapore covering the methods of treating various cholestatic liver indications using maralixibat and/or volixibat which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to issued U.S. Patent No. 11,376,251, which is directed to methods of treating ALGS in a pediatric subject with maralixibat, expiring in October 2032. We also have rights to U.S Patent Nos. 10,512,657 and 11,229,661, which are directed to methods of treating or ameliorating PFIC2 and methods of treating or ameliorating a pediatric disorder characterized by having a non-truncating BSEP mutation selected from PFIC2, BRIC2, and drug induced cholestasis in a pediatric subject comprising administering maralixibat, respectively, both of which expire in October 2032. These three U.S. patents are listed in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”) for Livmarli. We have rights to a U.S. patent that is directed to methods of treating PBC with volixibat, expiring in October 2032.
We have rights to granted patents in Australia, Brazil, Canada, China, Israel, Japan, Mexico, South Korea, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Turkmenistan, South Africa and Macau covering the methods of treating cholestasis using IBATis that have limited systemic exposure, which expire in October 2032. We also have rights to pending patent applications in United States, Europe, Eurasia, Hong Kong and Singapore, covering methods of treating pediatric cholestatic liver diseases using IBATis that have limited systemic exposure, which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to granted patents in Australia, Brazil, Canada, China, Israel, Japan, Mexico, South Korea, South Africa, Singapore, Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Slovak Republic, Spain, Sweden, Switzerland, United Kingdom, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Macau and Turkmenistan covering methods of treating pediatric cholestatic liver diseases using IBATis that have limited systemic exposure, which expire in October 2032. We also have rights to a granted patent in South Africa covering pediatric dosage forms of IBATis that have limited systemic exposure, which expires in October 2032.
We have rights to U.S. Patent Nos. 11,229,647 and 11,497,745, which are directed to methods of treating ALGS in a pediatric subject comprising administering maralixibat to the subject expiring in February 2040. We also have rights to U.S. Patent No. 11,918,578, which is directed to a method of treating cholestatic pruritus in ALGS subjects expiring in February 2040. These three U.S. patents are listed in the Orange Book for Livmarli. We have rights to granted patents in Austria, Belgium, Bulgaria, Croatia, Denmark, Finland, France, Germany, United Kingdom, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Romania, Sweden, Switzerland, Turkey, United Kingdom, Spain, and Mexico, which are directed to maralixibat or volixibat for use in treating cholestatic liver disease in a subject having BSEP deficiency but without total loss of BSEP activity, which expire in February 2040. We have rights to pending patent applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods for treating cholestatic liver disease and to methods for using patient genotype to predict response to IBATi administration in patients with BSEP deficiency. Any patents issuing from these applications would expire in February 2040, absent any patent term adjustments or extensions.
We have rights to pending applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods for treating cholestatic liver disease comprising administering higher dosages of IBATis. We have rights to granted patents in Japan, Russia, Hong Kong, Croatia, Czech Republic, Ireland, Norway, Poland, Romania, Slovak Republic, Spain, Switzerland, and United Kingdom directed to methods of increasing growth in pediatric subjects having cholestatic liver disease by administering IBATis, which expire in February 2040. We have rights to pending applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods of increasing growth in pediatric subjects having cholestatic liver disease by administering IBATis. Any patents issuing from these applications would expire in February 2040, absent any patent term adjustments or extensions.
We have rights to pending applications in the United States, Argentina, Taiwan, Europe, Canada, China, Japan, Korea, Australia, India, Israel, Singapore, Brazil, Mexico, Eurasia, New Zealand, United Arab Emirates, Saudi Arabia, Algeria, Morocco, Tunisia, Egypt, Chile, Colombia, Indonesia, Malaysia, Philippines, Thailand, Vietnam, South Africa and Hong Kong directed to formulations of maralixibat which, if issued, would expire in October 2042, absent any patent term adjustments or extensions. We have rights to a granted patent in Luxemburg directed to increased event-free survival of long-term maralixibat patients which expires in October 2042. We have rights to pending applications in the United States, Taiwan, Europe, Canada, China, Japan, South Korea, Israel, Singapore, Brazil, Mexico, Eurasia, South Africa, and Hong Kong directed to methods of treatment with IBATis in the fasted state which, if issued, would expire in October 2042, absent any patent term adjustments or extensions. We have rights to pending applications in the United States, Taiwan,

Europe, Canada, China, Japan, South Korea, Australia, Israel, Singapore, Brazil, Mexico, South Africa, New Zealand, Chile, Malaysia, United Arab Emirates, Morocco, Tunisia, Lybia, Iraq, Algeria, and Hong Kong directed to increased event-free survival of long-term maralixibat patients which, if issued, would expire in November 2042, absent any patent term adjustments or extensions.
We have rights to pending applications in the United States, Argentina, Taiwan, Uruguay, Paraguay and Patent Cooperation Treaty (“PCT”) directed to highly pure maralixibat forms and intermediates which, if issued, would expire in September 2043, absent any patent term adjustments or extensions. We have rights to pending applications in the United States, PCT, and Taiwan directed to maralixibat compositions and solid dosage forms which, if issued, would expire in October 2043, absent any patent term adjustments or extensions. We have rights to pending applications in the United States, Taiwan, and PCT directed to methods of treating PFIC with maralixibat which, if issued, would expire in October 2043, absent any patent term adjustments or extensions.
We have licensed patent applications in the United States, Hong Kong, and Europe from Satiogen covering therapeutic uses of IBATis that have limited systemic exposure for treating inflammatory intestinal conditions, which, if issued, would expire in May 2031, absent any patent term adjustments or extensions. Two of these Satiogen applications have issued as United States Patent No. 10,251,880 and 11,260,053, the latter being Orange-Book listed for Livmarli. We have licensed an issued United States patent, as well as issued foreign counterparts in Argentina, Austria, Australia, Belgium, Canada, Switzerland, China, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Ireland, Israel, India, Italy, Japan, South Korea, Liechtenstein, Mexico, Malaysia, the Netherlands, Norway, Portugal, Russia, Sweden, Singapore, Taiwan, Turkey, and Brazil from Sanofi, that cover the composition and methods of making volixibat and salts thereof, expiring in December 2027. Patents related to Livmarli and volixibat may be eligible for patent term extensions in certain jurisdictions, including the United States for volixibat, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted. Similar to the patent term-extensions in the United States, Supplementary Protection Certificates (“SPCs”) serve as an extension to a patent right in the EU for up to five years. SPCs have been granted for maralixibat for EP2771003 in Austria, Denmark, France, Italy, the Netherlands, Portugal, Spain, and Sweden and are pending in Belgium, Czech Republic, Germany, Estonia, Finland, United Kingdom, Ireland, Norway, Poland, and Slovakia.
We do not have patents or patent applications covering Livmarli as a composition of matter. Therefore, the primary patent-based intellectual property protection for our Livmarli program will be any patents granted on the pending method-of-use and dosage form patent applications.
We have rights to a patent portfolio and will continue to develop a patent portfolio around our product candidate MRM-3379. We have rights to three issued U.S. patents covering MRM-3379 as a composition-of-matter, as well as a pending counterpart in the United States and issued foreign counterparts in Belgium, France, Germany, Norway, the Netherlands, Sweden, Switzerland, United Kingdom, Denmark, Italy, Ireland, Spain, United Kingdom, Australia, Canada, China, Japan, South Korea, Brazil, India, Israel, Mexico, New Zealand, Russia, Singapore, Hong Kong, and Taiwan, which are set to expire in March 2034, absent any patent term extensions. Patents related to MRM-3379 may be eligible for patent term extensions in certain jurisdictions, including the United States, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.
Upon approval in the United States, as MRM-3379 has not previously been approved in the United States for any indication, it may be eligible for five years of NCE exclusivity, which would run concurrently with its seven years of orphan drug exclusivity if we obtain orphan drug exclusivity for FXS or another approved orphan indication.
In addition to patent protection, we rely on trade secret protection, trademark protection and know-how to expand our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business. We are a party to a number of license agreements under which we are granted intellectual property rights to know-how that are important to our business. We have licensed know-how related to Livmarli in the United States, Europe and other countries from Pfizer. We have licensed know-how related to ASBTi Technology and TGR5 Technology from Satiogen. We have licensed know-how related to volixibat from Sanofi. We have licensed know-how related to MRM-3379 from Enthorin. Our existing license agreements as related to Livmarli, volixibat, and MRM-3379 impose various development, regulatory and/ commercial diligence obligations, payment of milestones and/or royalties and other obligations.
In addition, we currently have orphan drug exclusivity for Livmarli for the treatment of ALGS and PFIC in the United States and the EU, providing seven years of market exclusivity in the United States, which can be extended to seven and a half years if trials are conducted in accordance with an agreed-upon pediatric investigational plan, and ten years of market exclusivity in the EU, which has been extended to 12 years in the EU for the treatment of ALGS in view of a pediatric award and may be extended to 12 years in the EU for PFIC. In addition, we currently have orphan drug designation for volixibat for the treatment of PBC in the United States and in the EU, providing the opportunity to receive seven years of market exclusivity in the United States, which can be extended to seven and a half years if trials are conducted in accordance with an agreed-upon pediatric investigational plan, and ten years of market exclusivity in the EU, which can be extended to 12 years in the EU if trials are conducted in accordance with an agreed-upon pediatric investigational plan.
In the United States, maralixibat has been granted new chemical entity (“NCE”) exclusivity until September 29, 2026. This five years of post-FDA approval exclusivity runs concurrently with its seven years orphan drug exclusivity for the treatment of ALGS. Upon approval in the United States, as volixibat has not previously been approved in the United States for any indication, it may be eligible for five years of NCE exclusivity, which would run concurrently with its seven years of orphan drug exclusivity if we obtain orphan drug exclusivity for an approved orphan indication.
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
Sales, Marketing and Distribution
We believe we have built the commercial infrastructure necessary to effectively support the commercialization of our approved medicines in North America and certain countries in Europe and are using strategic partners, and distributors to assist in the commercialization of our approved medicines in other markets.
The commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. Additional capabilities important to the marketplace include the management of key accounts such as managed care organizations, group-purchasing organizations, specialty pharmacies, government accounts and reimbursement support. Based on the number of physicians that treat cholestatic liver diseases, we have designed our commercial organization to target the relevant audience for our approved medicines in North America and certain countries in Europe primarily through an internal sales force. To maintain and further develop the appropriate commercial infrastructure, we have invested and expect to continue to invest significant amounts of financial and management resources in our commercial organization.
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
Our approved medicines are currently distributed in the U.S. and Canada, through a single specialty pharmacy in each country. In other geographies, our approved medicines are sold direct to pharmacies by our third-party logistics providers, authorized distributors or licensed partners. Pharmacies and authorized distributors act as intermediaries between us and the end-users and generally do not stock significant quantities of our products. In certain countries, governments place large periodic orders. The timing of these orders can be inconsistent and can create quarter-to-quarter variation in revenue.
Manufacturing
We do not own or operate manufacturing facilities for the production of our approved medicines or our product candidates that we may develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished products, including clinical supplies. Over the course of the development of our IBATis we have used and continue to use multiple third-party contract manufacturers. We have entered into and expect to continue to enter into agreements for commercial production of our approved medicines. We do not have any current contractual arrangements for the manufacture of commercial supplies of volixibat. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

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
We are aware Ipsen has received approval for odevixibat (Bylvay) for the treatment of pruritus in patients with PFIC 3 months of age and older, and cholestatic pruritus in patients with ALGS 12 months of age and older, in the U.S., and for the treatment of PFIC in patients 6 months of age and older in the EU and for odevixibat (Kayfanda) for the treatment of cholestatic pruritus in ALGS in patients 6 months of age and older. In the EU, Bylvay and Kayfanda are authorized under exceptional circumstances. Ipsen has opened enrollment in their ALGS open-label extension study to infants 11 months or younger and is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. GSK announced in November 2024 that the Phase 3 GLISTEN trial with linerixibat in PBC met its primary pruritus endpoint and that GSK intends to submit marketing applications to the U.S., EU and other health authorities in first half of 2025 with potential approvals expected in the second half of 2025.
Other off-label medications are also used in ALGS, PFIC, PSC and PBC for cholestatic pruritus such as Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors. Despite the lack of FDA approval, these older, generic agents are perceived as part of the standard of care for treating ALGS, PFIC, PSC and PBC patients suffering from cholestatic pruritus. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. Additionally, surgical interventions, such as partial external biliary diversion and nasobiliary drainage, and extracorporeal liver support, such as Molecular Adsorbent Recirculation System, are also employed in an attempt to lower bile acid levels, manage pruritus and improve measures of liver function.
In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Alfasigma S.p.’s (formerly Intercept Pharmaceuticals, Inc.) Ocaliva, Gilead Science’s Livdelzi, and Ipsen’s Iqirvo are approved as a second-line treatment for PBC in patients with inadequate response to ursodeoxycholic acid. We are aware of several agents in clinical development for the treatment of PBC including Alfasigma’s Ocaliva and bezafibrate, Zydus Therapeutics Inc.’s saroglitazar magnesium, NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Ascletis Pharma’s ASC42, Umecrine Cognition’s golexanolone, Kowa Company Ltd’s K-808, HighTide Therapeutics Inc.’s HTD-1801, Hepagene Therapeutics Inc.’s HPG-1860, Tharimmune Inc.’s TH-104, Cascade Pharmaceuticals Inc.’s CS-0159, Rectify Pharmaceuticals, Inc.’s RTY-694, and GlaxoSmithKline’s linerixibat, another IBATi.
We are not aware of FDA or European Commission approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Dr. Falk Pharma’s Norucholic acid, HighTide Therapeutics Inc.’s HTD-1801, Alfasigma’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor and ritivixibat, NGM Biopharmaceuticals Inc.’s NGM282, Chemomab Therapeutics Ltd.’s CM-101, Cascade Pharmaceuticals Inc.’s CS-0159, LISCure Biosciences Inc.’s LB-P8, and Pliant Therapeutics’ bexotegrast.
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
There are other approved chenodeoxycholic acid products available outside of the U.S. Both Dr. Falk Pharma GmbH and Leadiant Biosciences, Inc. have FDA Orphan Drug Designations granted for the treatment of CTX (granted in 2004 and 2007, respectively); and we believe that Leadiant Biosciences, based on publicly available information, may be conducting a clinical study in CTX.

There are currently no FDA-approved treatments in the U.S. that compete with Cholbam. There are other approved cholic acid products available outside of the U.S. and Laboratoires CTRS has received approval from the EMA for a version of cholic acid.
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an abbreviated new drug application (“ANDA”) seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our approved medicines, including Chenodal, Ctexli and Cholbam, are or may be subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity although Ctexli does have orphan designation for the CTX indication.
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
U.S. Drug Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”), and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice (“GLP”), regulations and other applicable regulations;
•submission to the FDA of an investigational new drug (“IND”), which must become effective before human clinical trials may begin;
•approval by an independent institutional review board (“IRB”), at each clinical site before each trial may be initiated;

•performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s good clinical practice (“GCP”), regulations to establish the safety and efficacy of the proposed drug for its proposed indication;
•submission to the FDA of an NDA for a new drug;
•satisfactory completion of an FDA advisory committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice (“cGMP”), requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•potential FDA inspection of the preclinical and/or clinical trial sites that generated the data in support of the NDA; and
•FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.
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
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1.    The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion, the side effects associated with increasing doses and if possible, to gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2.    The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3.    Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall benefit/risk ratio of the product and provide an adequate basis for product approval.

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
If we elect to participate in certain governmental programs, we may be required to participate in discount and rebate programs, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. For example, drug manufacturers participating under the Medicaid Drug Rebate Program must pay rebates on prescription drugs to state Medicaid programs. Under the Veterans Health Care Act (“VHCA”), drug companies are required to offer certain drugs at a reduced price to a number of federal agencies, including the U.S. Department of Veterans Affairs and Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs, including Medicare and Medicaid. Recent legislative changes require that discounted prices be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA also requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations. The overall funding of certain government programs such as Medicaid and Medicare is uncertain and there is no guarantee that funds approved by the U.S. Congress will be made available by the current administration. If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.
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
There have been amendments and executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current presidential administration will impact the Affordable Care Act and our business.
Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products
At the federal level, several means have been used to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. Further, the IRA, among other things (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. In addition, in response to an October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the CTR, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.
The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.
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
Pricing, Coverage and Reimbursement in the EU
In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (“HTA”) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA Regulation”) was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation began to apply on January 12, 2025 through a phased implementation. It is intended to harmonize the clinical benefit assessment of HTA across the EU.
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
Human Capital Management
As of December 31, 2024, we employed 322 employees, all of whom are full time, consisting of clinical, research, operations, finance and business development personnel. Forty-eight of our employees hold Ph.D. or M.D. degrees. Further, 241 of our employees are located in the United States, and 74 in Europe and seven in Canada. As of December 31, 2024, none of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
We expect to continue to add employees in 2025, with a focus on clinical, research and development and commercialization activities. We continually evaluate the business need and opportunity to expand our team and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.
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
We strive toward having a diverse and engaged team of employees. To accomplish this, we have included questions in our engagement survey to measure employee perception of inclusive culture. In 2020, we established a Culture Team that now consists of two sub-teams, one internationally and one in the United States with over 15 employees across a representative cross-section of departments. Amongst other initiatives, our Culture Team engages in continual discussions across the various business functions to identify potential actions to address areas of improvement and is focused on building accountability across the organization.
Corporate Information
We were incorporated in Delaware in May 2018. Our principal executive offices are located at 989 East Hillsdale Boulevard, Suite 300, Foster City, California 94404, and our telephone number is (650) 667-4085. Our corporate website address is www.mirumpharma.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this report is an inactive textual reference only. Our design logo, “Mirum,” and our other registered and common law trade names, trademarks and service marks are the property of Mirum Pharmaceuticals, Inc.

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
•changes in federal, state or foreign government regulations or private third-party payors’ reimbursement policies, including changes that may result from government administration changes;
•implementation of federal or state regulations;
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
In many foreign countries, including EU Member States, the pricing of prescription drugs is subject to governmental control and the proposed pricing for a drug must be approved before it may be lawfully marketed. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product and varies between countries. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels. For instance, governmental authorities in the EU Member States and third-party payors could base pricing and reimbursement terms on what they perceive to be comparable products, even if approved for different indications. In addition, EU Member States may restrict the range of medicines for which their national health insurance systems provide reimbursement and to control the prices of medicines for human use. An EU Member State, such as France and Germany, may approve a specific price for the medicine, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicine on the market. For example, some countries like France may impose a total revenue cap on a product, limiting maximum sales potential at a certain threshold regardless of unit price. These pricing and reimbursement decisions may impact the pricing and reimbursement of our approved medicines in such jurisdictions. Many EU Member States also periodically review their reimbursement procedures for medicines, which could have an adverse impact on the reimbursement status of our approved medicines in the future. Moreover, political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations often continue after coverage and reimbursement have been obtained. Reference pricing or pricing comparisons to our competitors used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.
We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in December 2021, Regulation No 2021/2282 on Health Technology Assessment, (“HTA”), amending Directive 2011/24/EU (“HTA Regulation”), was adopted in the EU. The Regulation entered into application on January 12, 2025 through a phased implementation. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicines, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those product candidates in the EU could be negatively affected.
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
As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events (“AEs”) associated with use of our approved medicines and product candidates. Results of our clinical trials and expanded access program could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval of our product candidates by the FDA, European Commission or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
In clinical trials of Livmarli in ALGS, the most commonly reported AEs were diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Additionally, AEs reported in greater than 5% of patients included fat-soluble vitamin deficiency, nausea, liver transaminase increases, and bone fracture. The frequency of observed AEs has not increased over time. In the pivotal trial of Livmarli in PFIC, adverse reactions reported in greater than 5% of patients and greater than placebo included diarrhea, abdominal pain, increased transaminases, hematochezia or rectal hemorrhage, and bone fractures. Prescribing information for Livmarli includes warnings and precautions related to monitoring for and the risk of hepatotoxicity, gastrointestinal adverse reactions, fat-soluble vitamin deficiency and risk of propylene glycol toxicity (pediatric patients less than 5 years of age). In clinical trials of volixibat, the most common AEs reported were mild to moderate GI events (diarrhea, abdominal pain, nausea and vomiting) observed in the volixibat groups. In the interim analysis of the PBC VANTAGE study, the incidence of diarrhea in patients on volixibat was 77% with all cases mild to moderate; one patient discontinued the study due to an AE of diarrhea. The most common adverse reactions for Cholbam (≥1%) are diarrhea, reflux esophagitis, malaise, jaundice, skin lesion, nausea, abdominal pain, intestinal polyp, urinary tract infection, and peripheral neuropathy. The most common (> 20%) AEs seen in patients on chenodiol in the RESTORE clinical trial included diarrhea, constipation and headache.
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
We participate in, or are subject to, the Medicaid Drug Rebate Program, as administered by Centers for Medicare & Medicaid Services (“CMS”), and other federal and state government pricing programs in the U.S., and we may participate, or be asked to participate, in additional government pricing programs or supplemental rebates in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer’s price (“AMP”), for single source and innovator multiple source drugs, effective January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition. In addition, the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate AMP, and best price, for compliance with reporting requirements under the Medicaid Drug Rebate Program. Additionally, several states have a practice of asking, or are increasing activity in requesting supplemental rebates, for covered products. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and best price data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the civil False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.
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
The FDA, European Commission, competent authorities of individual EU Member States, and comparable foreign regulatory authorities strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA, European Commission, Health Canada or comparable foreign regulatory authorities as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although Livmarli may appeal to individuals who have not been diagnosed with cholestatic pruritus associated with ALGS or PFIC or suffer from other forms of cholestatic pruritus like those included in our PHASE 3 EXPAND trial, we are only able to promote Livmarli in the U.S. for cholestatic pruritus associated with ALGS in patients three months of age and older, for cholestatic pruritus in PFIC patients twelve months of age and older and in the EU for the treatment of cholestatic pruritus in patients with ALGS two months of age and older and for the treatment of PFIC in patients three months of age and older. Additionally, Ctexli is only indicated for adults with CTX, not for individuals under the age of 18, even though it may be prescribed by healthcare providers for that population. If we are found to have promoted off-label uses of our approved medicines or product candidates, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Further, in the U.S., both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion and to undertake corrective remedies.
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

In addition, Livmarli was the subject of a marketing authorization granted by the European Commission under exceptional circumstances in accordance with Article 14.8 of Regulation (EC) No 726/2004 relating to the authorization and supervision of medicines for human and veterinary use and establishing the EMA. This type of authorization is reviewed annually to reassess the risk-benefit balance of the medicine. The purpose of any specific procedures/obligations imposed as part of the marketing authorization granted in exceptional circumstances is to contribute to the provision of information on the safe and effective use of the product. Grant of a marketing authorization in exceptional circumstances is renewable for one year periods and will normally not lead to the completion of a full dossier/approval.
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
The FDA’s, European Commission’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for our product candidates or restrict marketing of any then-approved product. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. For example, in April 2023 the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation, and in April 2024, the Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.
We may pursue approval in the U.S., Canada or certain countries in Europe using accelerated, exceptional circumstances or conditional approval pathways, which typically require commitments to complete additional clinical trials. The additional clinical trials may not confirm the treatment effect, which may result in the loss of marketing authorization under accelerated approval, exceptional circumstances or conditional approval.
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
Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Our clinical trials have in the past and could in the future fail to demonstrate safety and efficacy of the product candidate studied for the target indication. For example, in December 2023, we announced that our Phase 2b EMBARK clinical trial evaluating Livmarli in patients with biliary atresia (“BA”) did not meet its primary or key secondary endpoints. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. In the case of our product candidates, we are seeking to develop treatments for rare diseases for which there is limited clinical experience, and our planned clinical trials use novel end points and measurement methodologies, which add complexity to the conduct of and analysis of data from our clinical trials and may delay or prevent regulatory approval.

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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in May 2018. For the years ended December 31, 2024, 2023 and 2022, we reported a net loss of $87.9 million, $163.4 million and $135.7 million, respectively. As of December 31, 2024, we had an accumulated deficit of $644.2 million.
We expect to continue to incur net losses for the foreseeable future as we look to acquire products and product candidates, continue our clinical development of, and seek regulatory approvals for, our product candidates and as we continue commercializing our approved medicines in the U.S., Canada and in certain countries in Europe. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.
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
Disruptions at the FDA, EMA and other foreign regulatory authorities caused by layoffs, funding shortages or global health concerns could negatively impact our business.
The ability of the FDA, the competent authorities of EU Member States and other foreign regulatory authorities to review and approve proposed clinical trials or new product candidates can be affected by a variety of factors, including, but not limited to, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect these regulatory agencies’ ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable.
Disruptions at the FDA, European Commission, EMA and other foreign regulatory authorities may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of the U.S. Congress failing to timely raise the U.S. debt ceiling, or if global health concerns continue to prevent the FDA, EMA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, European Commission, EMA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current U.S. administration has proposed substantial reductions in force at various U.S. government agencies that, if applied to the FDA in a material way, could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could negatively impact our business.
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
There have been amendments and executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. In addition, the Affordable Care Act has been subject to various health reform measures. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional health care reform measures of the current presidential administration will impact the Affordable Care Act and our business.
Further, the IRA will, among other things, (i) allow HHS to negotiate the price of certain single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law (the “Medicare Drug Price Negotiation Program”) and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices for the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
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
In response to an October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
We expect that the Affordable Care Act, the IRA and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our approved medicines and our product candidates, if approved. Further, the overall funding of certain government programs such as Medicaid and Medicare is uncertain and there is no guarantee that funds approved by the U.S. Congress will be made available by the current administration. We expect additional health reform measures may be implemented in the future.
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
•changes in tariffs (including tariffs imposed by the U.S. and retaliatory tariffs, if any, imposed by U.S. trading partners), trade barriers, price and exchange controls and other regulatory requirements;

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
We are aware Ipsen has received approval for odevixibat (Bylvay) for the treatment of pruritus in patients with PFIC 3 months of age and older, and cholestatic pruritus in patients with ALGS 12 months of age and older, in the U.S., and for the treatment of PFIC in patients 6 months of age and older in the EU and for odevixibat (Kayfanda) for the treatment of cholestatic pruritus in ALGS in patients 6 months of age and older. In the EU, Bylvay and Kayfanda are authorized under exceptional circumstances. Ipsen has opened enrollment in their ALGS open-label extension study to infants 11 months or younger and is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. GSK announced in November 2024 that the Phase 3 GLISTEN trial with linerixibat in PBC met its primary pruritus endpoint and that GSK intends to submit marketing applications to the U.S., EU and other health authorities in the first half of 2025 with potential approvals expected in the second half of 2025.
Other off-label medications are also used in ALGS, PFIC, PSC and PBC for cholestatic pruritus such as Ursodeoxycholic acid (“UDCA”), cholestyramine and other bile salt resins, rifampin, naltrexone and other agents, such as selective serotonin reuptake inhibitors. Despite the lack of FDA approval, these older, generic agents are perceived as part of the standard of care for treating ALGS, PFIC, PSC and PBC patients suffering from cholestatic pruritus. Further, we may compete with companies that are developing gene therapy for the treatment of PFIC. Additionally, surgical interventions, such as partial external biliary diversion and nasobiliary drainage, and extracorporeal liver support, such as Molecular Adsorbent Recirculation System, are also employed in an attempt to lower bile acid levels, manage pruritus and improve measures of liver function.
In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Alfasigma S.p.’s (formerly Intercept Pharmaceuticals, Inc.) Ocaliva, Gilead Science’s Livdelzi, and Ipsen’s Iqirvo are approved as a second-line treatment for PBC in patients with inadequate response to ursodeoxycholic acid. We are aware of several agents in clinical development for the treatment of PBC including Alfasigma’s Ocaliva and bezafibrate, Zydus Therapeutics Inc.’s saroglitazar magnesium, NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Ascletis Pharma’s ASC42, Umecrine Cognition’s golexanolone, Kowa Company Ltd’s K-808, HighTide Therapeutics Inc.’s HTD-1801, Hepagene Therapeutics Inc’s HPG-1860, Tharimmune Inc’s TH-104, Cascade Pharmaceuticals Inc.’s CS-0159, Rectify Pharmaceuticals, Inc.'s RTY-694, and GlaxoSmithKline’s linerixibat, another IBATi.
We are not aware of FDA or European Commission approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Dr. Falk Pharma's Norucholic acid, HighTide Therapeutics Inc.’s HTD1801, Alfasigma’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor and ritivixibat, NGM Biopharmaceuticals Inc.’s NGM282, Chemomab Therapeutics Ltd.’s CM-101, Cascade Pharmaceuticals Inc.’s CS-0159, LISCure Biosciences Inc.’s LB-P8, and Pliant Therapeutics’ bexotegrast.
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
There are other approved chenodeoxycholic acid products available outside of the U.S. Both Dr. Falk Pharma GmbH and Leadiant Biosciences, Inc. have FDA Orphan Drug Designations granted for the treatment of CTX (granted in 2004 and 2007, respectively); and we believe that Leadiant Biosciences, based on publicly available information, may be conducting a clinical study in CTX.
There are currently no FDA-approved treatments in the U.S. that compete with Cholbam. There are other approved cholic acid products available outside of the U.S. and Laboratoires CTRS has received approval from the EMA for a version of cholic acid.
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our approved medicines, including Chenodal, Ctexli and Cholbam, are or may be subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity.
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
Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products (“COMP”), grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the U.S. We also received orphan drug designation for Livmarli for PFIC and ALGS in the EU. In 2024, the FDA and COMP granted orphan drug designation for volixibat for PBC. The FDA granted orphan drug designation for chenodiol for the treatment of CTX in 2010. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory authority’s agreed upon pediatric investigation plan (“PIP”). There is, however, a legislative proposal pending in the EU that may modify the length of orphan market exclusivity, change the way in which market exclusivity is awarded to drugs with more than one approved orphan indication. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or European Commission determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient, if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the European Commission may approve another drug for the same indication despite its orphan exclusivity on the basis that it is not a similar medicinal product or if it is considered safer, more effective, or otherwise clinically superior. Conversely, the European Commission may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC and ALGS, and for volixibat for the treatment of PBC, our current orphan drug designations may not provide exclusivity for approval for Livmarli or volixibat for modified or different indications.
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
We may fail to realize all of the anticipated benefits of our commercial and product candidate acquisitions or those benefits may take longer to realize than expected.
We believe that there are significant benefits that may be realized from the Bile Acid Portfolio Acquisition or any other product or product candidate acquisition. For example, the full benefits of the Bile Acid Portfolio Acquisition, including the anticipated financial contribution of newly acquired assets, may not be realized as expected, may be diminished due to competition or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the Bile Acid Portfolio Acquisition or any other product or product candidate acquisition, could adversely affect our results of operations or cash flows, divert needed resources away from our current approved medicines and product candidates, decrease or delay any accretive effect of an acquisition and negatively impact the price of our common stock.
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
As of December 31, 2024, we had 322 full time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our approved medicines and product candidates. Our ability to obtain clinical supplies of these products could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.
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
Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) and Telephone Consumer Protection Act (“TCPA”) imposes specific requirements on communications with customers. In particular, the TCPA imposes various consumer consent requirements and other restrictions relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, at the state level, the California Consumer Privacy Act, as amended , (“CCPA”), applies to personal data of consumers, business representatives and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines for violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other comprehensive state privacy laws exempt some data processed in the context of clinical trials, these laws may increase compliance costs and potential liability for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future.
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
We are subject to the GDPR because of our data processing activities that involve the personal data of individuals residing in the EEA and UK, such as in connection with our clinical trials in Europe, and early access program in multiple EU countries, and because of certain processing of personal data carried out in the context of the activities of our relevant European subsidiaries. In addition, we maintain an office in Switzerland, which subjects us to privacy and data protection laws and regulations similar to the GDPR under the Swiss Federal Act on Data Protection, or the FADP. The FADP applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland.
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
In the ordinary course of business, we may transfer personal data from Europe (including from our European subsidiaries) and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and/or cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including limitations of our ability to conduct clinical trial activities in Europe and/or elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer personal data and work with partners, vendors and other third parties, and/or injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the U. S. was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the U.S. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants and activist groups.
In addition, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Additionally, some of our customer contracts require us to host personal data locally. We also publish privacy policies, marketing materials and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning artificial intelligence, data privacy and security. Regulators in the United States may scrutinize these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to adverse consequences.
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
Our, or the third parties with whom we work, actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in material adverse consequences, including regulatory fines and bans on processing personal data, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class action claims), mass arbitration demands, and other liabilities, claims for damages by affected individuals, orders to destroy or not use personal data, imprisonment of company officials, additional reporting requirements and/or oversight, interruptions or stoppages in our business operations (including, as relevant, clinical trials), and damage to our reputation. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and growth prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our approved medicines; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. For example, we entered into an assignment and license agreement with Shire pursuant to which we were assigned exclusive global rights to license intellectual property and know-how related to Livmarli and volixibat, rights to license know-how related to Livmarli from Pfizer, certain patents and know-how related to volixibat from Sanofi and certain patents and know-how related to Livmarli and volixibat from Satiogen, which we subsequently acquired in May 2022. We also acquired licensed rights to commercialize Cholbam and chenodiol from certain parties via the Bile Acid Portfolio Acquisition. We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize our product candidates.
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
We and our third-party suppliers and manufacturers are vulnerable to geopolitical and macroeconomic developments, such as potential future bank failures, tariffs and trade tensions, geopolitical tensions, the ongoing conflicts between Ukraine and Russia and in the Middle East, and increasing tensions between the U.S. and China, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, future pandemics, high inflation rates and the responses by central banking authorities to control such inflation, which could negatively impact the availability or cost of materials and the third parties on which we rely. Similarly, the manufacturing facilities of a majority of our suppliers are located outside of the U.S. This may give rise to difficulties in importing our product into the U.S. or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation, defective packaging or negative impacts on global shipping due to geopolitical and macroeconomic developments. If such events result in any interruption in the supply of a drug substance or other material or in the manufacture of our approved medicines, such interruption could have a material adverse effect on our business, financial condition, operating results and prospects.
We rely on a specialty pharmacy for all of our sales of our approved medicines in each of the U.S. and Canada and use third-party logistics providers, authorized distributors and licensed partners outside of the U.S. Switching or adding a specialty pharmacy or distributor involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new specialty pharmacy or distributor commences work. If either the specialty pharmacy or the distributor becomes subject to bankruptcy or is acquired by a company that wants to terminate the relationship with us, and we are required to transition to a new specialty pharmacy or distributor, such transition may result in an inability for us to collect outstanding receivables, a decline in our revenue, results of operations and cash flows. Further, we are in the process of switching or adding contract manufacturing organizations for Livmarli, which is cost-intensive and time-consuming. We are also in the process of transferring contractual and technical responsibilities for manufacturing activities related to Cholbam and chenodiol.

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
Additional funding may not be available on acceptable terms, or at all. As a result of adverse geopolitical and macroeconomic developments, such as potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs and trade tensions, geopolitical tensions, the ongoing conflicts between Ukraine and Russia and in the Middle East, and increasing tensions between the U.S. and China, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our approved medicines and product candidates or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.
Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold $316.3 million aggregate principal amount of the Notes. Further, in August 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock. Additionally, in November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as such. For example, pursuant to the terms of the Notes and the related indenture (the “Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee, our Notes are subject to conversion at the election of the holders for the quarterly period ending March 31, 2025, and if such an election is made and we elect to settle such conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock would dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
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
Holders of the Notes may, subject to a limited exception described in certain provisions in the Notes and the related Indenture require us to repurchase the Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and agreements governing any future indebtedness may restrict our ability to repurchase the Notes or pay any cash amounts due upon conversion. Our failure to repurchase the Notes or to pay any cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness, which may result in that any future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under any future indebtedness and the Notes.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2024, we had federal and California and other state net operating loss (“NOL”) carryforwards of approximately $156.1 million, $32.1 million and $62.1 million, respectively. The federal NOL carryforwards do not expire, and the California and other state NOL carryforwards will begin to expire in 2038 and 2032, respectively, unless previously utilized. Our ability to utilize our NOL carryforwards and certain other tax attributes may be limited. As of December 31, 2024, we also had federal and state research and development credit carryforwards totaling $44.8 million and $6.4 million, respectively. The federal research and development credit carryforwards will begin to expire in 2039, unless previously utilized. The state research and development credits do not expire.
Under the current U.S. federal income tax law, federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. Similar rules may apply under state tax laws. Our NOL carryforwards and other applicable tax attributes are subject to review and possible adjustment by the U.S. Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points (by value), as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. It is possible that we have experienced one or more such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We may therefore be limited in the portion of NOL carryforwards and other applicable tax attributes that we can use in the future to offset future taxable income. At the state level, California has enacted legislation that, with certain exceptions, suspends the ability to use California NOLs to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. Other states may also suspend or place limitation on the NOL utilization. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.
As of December 31, 2024, we had $316.3 million aggregate principal amount of indebtedness under the Notes.

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
The conditional conversion feature of the Notes may adversely affect our financial condition and operating results, and conversion of our outstanding Notes may result in the dilution of existing stockholders, create downward pressure on the price of our common stock, and restrict our ability to take advantage of future opportunities.
The conditional conversion feature of the Notes entitles holders of the Notes to convert the Notes at any time during specified periods at their option if such conditions are met. For example, the conditional conversion feature of the Notes was met in December 2024, and the Notes are subject to conversion at the election of the holders for the quarterly period ending March 31, 2025. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
The Notes may be converted into cash, shares of our common stock or a combination of cash and shares of our common stock. If shares of our common stock are issued to the holders of the Notes upon conversion, there will be dilution to our stockholders’ equity and the market price of our shares may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale or potential sale of shares issuable upon conversion of the Notes could also encourage short sales by third parties, creating additional selling pressure on our stock. The existence of the Notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities.
Also, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Summary of Significant Accounting Policies. During the three months ended December 31, 2024, the conditional conversion feature of the Notes was triggered and the Notes are convertible, in whole or in part, at the option of the holders between January 1, 2025 through March 31, 2025. We use the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share; however, since we are in a net loss position, there was no dilutive effect during any period presented.
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
Our commercial success will depend in part on obtaining and maintaining a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. We do not have, and do not expect to obtain, patent protection for any commercial form of chenodiol or Cholbam. Any unauthorized disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.
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
•patents that may be issued or in-licensed have been and may again in the future be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
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
Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in additional interference, opposition or other patent office proceedings before the USPTO or non-U.S. patent offices.
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
The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our approved medicines or our product candidates in the U.S. or in foreign jurisdictions. Even if such patents do successfully issue, third parties have and may again in the future challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition or other post-grant proceeding to our patents could deprive us of exclusive rights necessary for the successful commercialization of our approved medicines or our product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for approved medicines or our product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to our approved medicines or our product candidates is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our approved medicines or our product candidates.
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
We are a party to a number of license agreements under which we are granted intellectual property rights that are important to our business. For example, certain trade secrets related to maralixibat are licensed from Pfizer, and patents, patent applications and trade secrets related to volixibat are licensed from Sanofi. Our existing license agreements as related to our approved medicines and product candidates impose various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under a license agreement, or we are subject to a bankruptcy, the license agreement may be terminated, in which event we would not be able to develop, commercialize or market our approved medicines or other product candidates, as the case may be.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2024 to February 25, 2025 has ranged from a low of $23.57 to a high of $53.16. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:
•the degree of physician and patient adoption of our approved medicines and use of our approved medicines necessary for commercial success;
•our failure to grow and maintain our own sales force to market our approved medicines;
•our ability to market and sell our approved medicines, where approved;
•any delay in our regulatory filings for Livmarli, Ctexli or volixibat and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
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
•geopolitical and macroeconomic developments, including the ongoing military conflicts, economic slowdowns, recessions, inflation, tariffs and trade tensions, bank failures, high interest rates and tightening of credit markets; and
•other events or factors, many of which are beyond our control.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC (the “2022 Shelf Registration”). For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of December 31, 2024. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
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
If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of an actual or threatened delisting, we may take actions in an attempt to restore compliance with listing requirements, but any such actions may not allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.
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
•a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer or by a majority of the total number of authorized directors;
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
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors to amend our amended and restated bylaws by stockholder action or to amend specific provisions of our amended and restated certificate of incorporation; and

•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. These provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation and amended and restated bylaws further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs and trade tensions, geopolitical tensions and military conflicts and related political or economic responses and counter-responses, such as the ongoing conflicts between Ukraine and Russia and in the Middle East, and increasing tensions between the U.S. and China, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, inflation and interest rates, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate. A weak or declining global economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
If our information technology systems, or those used by our CMOs, CROs, commercial vendors or other contractors, consultants or third parties with whom we work, or our data are or were compromised, we could experience material adverse consequences, including but not limited to regulatory investigation, actions, litigation, fines and penalties, disruptions of our business operations, reputation harm, loss of revenue or profits, and other adverse consequences.
In the course of our business, we and the third parties with whom we work, process proprietary, confidential and sensitive information, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information).
The sensitive information processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties with whom we work, may be vulnerable to cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to a variety of threats, including but not limited to errors or malfeasance by our personnel or the personnel of the third parties, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks, credential stuffing, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware, supply-chain attacks, server malfunctions, software or hardware failure, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence (AI) and other similar threats. Threat actors may continue to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more difficult for us to identify, investigate and recover from incidents. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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

We rely upon third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee communications, and other functions. Likewise, we work with third-party research institution collaborators, CMOs, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our approved medicines and our product candidates, and similar events relating to their computer systems or data could also have a material adverse effect on our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or the supply chains of the third parties with whom we work have not been compromised.
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
Any of the previously identified or similar threats have in the past and could in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, in February through March of 2024, along with many others in our industry, we became aware of a security incident at Change Healthcare which impacted the ability of patient claims to be adjudicated and patient prescriptions to be filled. Our internal team had to work closely with our specialty pharmacy and logistic providers to assess and resolve the matter. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our approved medicines and services.
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
We have identified material weaknesses in our internal control over financial reporting in the past. If we identify additional material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could adversely impact our investors’ confidence in our financial reports and our stock price could be adversely affected.
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
Although we have been and are taking steps to improve our internal control over financial reporting and remediated these material weaknesses, the measures we have taken to date may not be sufficient to avoid potential future material weaknesses. Additionally, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period. As of June 30, 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we are no longer an emerging growth company or a smaller reporting company, and we are no longer able to avail ourselves of certain transition rules for companies that recently transitioned out of being a smaller reporting company. As a result, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company or a smaller reporting company (or due to our transitioning out of being a smaller reporting company, which transition rules entitled us to certain scaled disclosure requirements) and expect to incur additional legal and financial compliance costs as a result. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us no longer covers us, downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
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
Our information security team, supported by our legal and compliance departments, help identify, assess and manage our cybersecurity threats and risks. Our information security team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, depending on the context, including, for example manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing certain reports of threats and threat actors, conducting scans of certain environments, evaluating our and our industry’s risk profile, evaluating certain threats reported to us, conducting third-party threat assessments, coordinating with law enforcement about certain threats, conducting internal audits and threat assessments, and conducting vulnerability assessments.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, incident detection and response procedures and policies; disaster recovery/business continuity plans; risk assessments; implementation of certain security controls; encryption of certain data; network security, access, and physical controls for certain systems; management, tracking and disposal of certain assets; systems monitoring; employee training; penetration tests by third-party service providers; tabletop exercises conducted by third parties; and cybersecurity insurance.
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
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional service firms such as legal counsel, threat intelligence providers, cybersecurity consultants and software providers, penetration testing services, and other third-party service providers including for identity management solutions.
We use third-party service providers to perform a variety of functions throughout our business application providers, hosting companies, contract research organizations (CROs), contract manufacturing organizations (CMOs), supply chain resources, and other business-related SaaS platforms. We have a vendor management program to manage cybersecurity risks associated with our use of certain of these providers. The program includes conducting risk assessments of certain vendors, reviewing certain vendors’ security assessments, reviewing reports of certain of our vendors’ security, and reviewing the written information security program of certain vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our business is subject to complex, stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations relating to privacy and data protection. Our actual or perceived failure to comply with such obligations could result in regulatory investigations or actions, litigations (including class claims) and mass arbitration demands, fines and penalties, disruptions of and changes to our business practices, monetary penalties, reputational harm, loss of revenue or profits, and other adverse business consequences.”; and “If our information technology systems, or those used by our CMOs, CROs, commercial vendors or other contractors, consultants or third parties with whom we work, or our data are or were compromised, we could experience material adverse consequences, including but not limited to regulatory investigation, actions, litigation, fines and penalties, disruptions of our business operations, reputation harm, loss of revenue or profits, and other adverse consequences.”
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Senior Director of Information Technology/Information Security, Vice President, Legal, Chief Compliance Officer (“CCO”), and Chief Financial Officer (“CFO”). Our Executive Director of Information Technology/Information Security has over ten years of experience in information technology and security, and previously held positions such as Associate Director of Informational Technology and Operations, Senior Manager of Informational Technology, and similar roles at other companies.
Our Executive Director of Information Technology/Information Security is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, helping prepare for cybersecurity incidents, approving cybersecurity processes, reviewing security assessments and other security-related reports, and communicating key priorities to relevant personnel. Our CFO is responsible for approving budgets as related to cybersecurity.
Our incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Executive Director of Information Technology/Information Security, Data Protection Officer, and the Vice President, Legal. These individuals work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
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
Item 2. Properties.
We lease 36,318 square feet of space for our headquarters in Foster City, California under an agreement that expires in August 2029.
We also lease approximately 3,200 square feet of space for an office in Basel, Switzerland under an agreement that expires in June 2028. Additionally, we lease approximately 3,500 square feet of office space in Zug, Switzerland that expires in January 2030. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if needed.
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
Holders of Common Stock
As of February 21, 2025 there were 49,014,190 shares of our common stock outstanding held by approximately ten holders of record. The actual number of stockholders is greater than this number because certain stockholders who are beneficial owners hold our common stock in “street” name with brokers and other nominees.
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
Stock Performance Graph
The following is not to be deemed “soliciting material” or to be “filed” with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing we make under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation by reference language is such filing.
The following graph compares the cumulative total stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 31, 2019 and its relative performance is tracked through December 31, 2024. Pursuant to applicable SEC rules, all values assume a reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
COMPARISON OF CUMULATIVE TOTAL RETURN
among Mirum Pharmaceuticals, Inc., the NASDAQ Composite Index and the NASDAQ Biotech Index

$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
MIRM
NASDAQ Composite
NASDAQ Biotech

$100 Investment in Stock or Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Mirum Pharmaceuticals, Inc.	$100.00	$71.21	$65.05	$79.53	$120.39	$168.64
NASDAQ Composite Index	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22
NASDAQ Biotechnology Index	$100.00	$125.69	$124.89	$111.27	$115.42	$113.84
Recent Sales of Unregistered Securities
There were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.
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
Overview
We are a biopharmaceutical company dedicated to transforming the treatment of rare diseases. We have three approved medicines: LIVMARLI® (maralixibat) oral solution (“Livmarli”), CHOLBAM® (cholic acid) capsules (“Cholbam”), and CHENODAL® or CTEXLI® (chenodiol) tablets (“Chenodal” or “Ctexli”).
Livmarli is a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor (“IBATi”) that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”) and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the U.S. and for the treatment of PFIC in the European Union (“EU”). We market and commercialize Livmarli in the U.S., Canada and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries.
On October 22, 2024, we completed a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC granting us the worldwide right to develop and commercialize MRM-3379, an allosteric inhibitor of Phosphodiasterase 4d (“PDE4D”). We intend to develop MRM-3379 for the treatment of Fragile-X Syndrome (“FXS”) and expect to initiate a Phase 2 clinical trial in 2025.
On August 31, 2023, we completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of chenodiol and Cholbam (also known as Kolbam) (and together with chenodiol, the “Bile Acid Medicines”) pursuant to an asset purchase agreement dated July 16, 2023 (such acquisition, the “Bile Acid Portfolio Acquisition”).
The FDA approved Cholbam in March 2015, as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders, including peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”). Chenodiol is standard of care for the treatment of cerebrotendinous xanthomatosis (“CTX”) in the United Sates with a medical necessity recognition by the FDA. Chenodiol is currently commercialized under the brand name Chenodal. We submitted an NDA for chenodiol for the treatment of CTX in 2024 and received FDA approval for the treatment of adults with CTX in February 2025, which will be commercialized under the brand name Ctexli. We currently commercialize Chenodal and Cholbam, and plan to commercialize Ctexli, in the U.S. through our specialized and focused commercial team. We have also assumed license and distribution agreements with several rare disease companies for the commercialization of Cholbam and chenodiol in additional countries.
We are developing Livmarli for certain rare cholestatic conditions through the Phase 3 EXPAND study, which we initiated in the fourth quarter of 2024. In addition, we are advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”), and in October 2024, we announced that the FDA granted Breakthrough Therapy Designation for volixibat as a potential treatment for cholestatic pruritus in patients with PBC. We conducted an interim analysis of our VISTAS Phase 2b clinical trial in PSC and reported interim data from our VANTAGE Phase 2b clinical trial in PBC in June 2024. We expect the VISTAS Phase 2b clinical trial in PSC to complete enrollment in the second half of 2025, and we expect the VANTAGE Phase 2b clinical trial in PBC to complete enrollment in 2026.
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

Financial Overview
Our net loss was $87.9 million and $163.4 million for the years ended December 31, 2024 and 2023, respectively. Our net loss for the year ended December 31, 2023 includes a $49.1 million loss related to the extinguishment of the liabilities related to the RIPA. As of December 31, 2024, we had an accumulated deficit of $644.2 million compared to $556.2 million as of December 31, 2023. As of December 31, 2024, we had cash, cash equivalents, restricted cash and investments of $293.3 million, compared to cash and cash equivalents of $286.3 million as of December 31, 2023.
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
License agreement with Enthorin
On October 22, 2024, we completed the in-license of MRM-3379. We paid a one-time non-refundable license fee of $7.5 million upon closing of the transaction, and up to an additional $217.5 million is payable upon achievement of certain development, regulatory and commercial milestones.
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
Product Sales, Net
We have three approved medicines: Livmarli, Cholbam and Chenodal or Ctexli. We expect total product sales of our approved medicines will continue to increase on an annual basis.
Our U.S. revenue from product sales, net further depends on our prescription mix of commercial payors, Medicaid and amounts of free medicines provided under our patient assistance program. We expect our prescription mix and resulting gross to net adjustment in the U.S. to remain consistent. Our rest of world revenue from product sales, net primarily depends on our contractual obligations with our distributors and results of pricing negotiations with governmental authorities in certain European countries where we launch Livmarli and expect to launch our other product candidates, if approved. In addition, in certain countries we receive large periodic orders. The timing of these orders can be inconsistent and can create quarter-to-quarter variation in revenue.

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
Operating Expenses
Cost of Sales
Cost of sales consist of raw materials, third-party manufacturing costs, personnel, facility and other costs of manufacturing commercial products, transportation and freight, amortization of finite-lived intangible assets and royalty payments payable on net sales of our approved medicines under licensing agreements. Cost of sales may also include period costs related to certain manufacturing services and charges for inventory valuation reserves. In addition, we have firm commitments for the purchase of minimum order quantities for active pharmaceutical ingredients. We periodically evaluate these firm commitments to determine if these commitments are in excess of our needs. If any net loss is determined, we record a charge to cost of sales in the period identified. As of the date of our acquisition of the Bile Acid Medicines from Travere, inventory acquired was valued at its fair value. As a result, our cost of sales exceeds the historical cost to manufacture the inventory and has a negative impact on our gross margin. As of the balance sheet date we have sold the majority of acquired inventory that is recorded at fair value.
We expect cost of sales to increase in the future mainly due to variable costs associated with increased product sales such as royalties payable and inventory costs. We expect cost of sales to remain approximately unchanged as a percent of product sales in the future.
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
•payments made for the acquisition or licensing of in-process research and development assets with no alternative future use;
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
We expect our research and development expense may increase in the future as we continue to develop our volixibat product candidates, execute the EXPAND label expansion study for Livmarli and initiate development of MRX-3379.

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
We anticipate that our selling, general and administrative expenses will increase in the future to support our continued commercialization efforts of our approved medicines in the U.S. and internationally as well as increased costs of operating as a global commercial stage biopharmaceutical public company. These increases will likely include increased costs related to hiring of additional personnel and fees to outside consultants to support further marketing, legal, tax, planning and accounting activities.
Loss from termination of revenue interest purchase agreement
Loss from termination of revenue interest purchase agreement is related to the repurchase and termination of the RIPA in the second quarter of 2023. The repurchase payment included a premium over the remaining revenue interest liability and resulted in the recognition of a loss from termination of the RIPA in our consolidated statements of operations and comprehensive loss.
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
Other Expense, Net
Other expense, net consists of unrealized currency gains and losses on net assets and liabilities denominated in foreign currency and gain or loss from remeasurement of the liabilities associated with the common stock issued in connection with the acquisition of Satiogen after the satisfaction of certain purchase price adjustments and indemnification obligations that may arise during the 12 month period following the asset acquisition date (“Indemnification Holdback”) and the liability associated with the common stock to be issued in connection with the acquisition of Satiogen as contingent consideration upon achievement of a certain milestone (“Contingent Milestone”) both of which were recorded in connection with our acquisition of Satiogen.
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
We are obligated to pay rebates for mandated discounts under the Medicaid Drug Rebate Program and other foreign government programs. Our rebate calculations may require estimates based upon our actual historical experience, customer mix and payer mix current contractual and statutory obligations and revenue projections. We update estimates and assumptions on a quarterly basis and record any necessary adjustments to revenue in the period identified. Estimated rebates are recorded as a reduction of revenue in the period the related sale is recognized. To date, actual government rebates have not differed materially from our estimates.
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
Results of Operations for the Years Ended December 31, 2024 and 2023
In this section, we discuss the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 15, 2024.

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Change
	2024	2023
Revenue:
Product sales, net	$336,409	$178,874	$157,535
License and other revenue	479	7,500	(7,021)
Total revenue	336,888	186,374	150,514
Operating expenses:
Cost of sales	81,643	47,039	34,604
Research and development	140,630	102,609	38,021
Selling, general and administrative	202,221	145,880	56,341
Total operating expenses	424,494	295,528	128,966
Loss from operations	(87,606)	(109,154)	21,548
Other income (expense):
Interest income	13,792	13,735	57
Interest expense	(14,311)	(15,105)	794
Loss from termination of revenue interest purchase agreement	—	(49,076)	49,076
Other income (expense), net	1,213	(2,824)	4,037
Loss before provision for income taxes	(86,912)	(162,424)	75,512
Provision for income taxes	1,030	991	39
Net loss	$(87,942)	$(163,415)	$75,473
Product Sales, Net
Product sales, net was $336.4 million for the year ended December 31, 2024, compared to $178.9 million for the year ended December 31, 2023. The increase in product sales, net was a result of sales of the Bile Acid Medicines following the completion of the Bile Acid Portfolio Acquisition in August 2023 and our continued commercialization of Livmarli in the U.S. for the treatment of ALGS and PFIC, and in certain international markets directly or through partner market supply orders for the treatment of ALGS.
The following table disaggregates total Product sales, net:

	Year Ended December 31,
	2024	2023	Change
Product sales, net:
Livmarli	$213,295	$141,795	$71,500
Bile Acid Medicines	123,114	37,079	86,035
Total product sales, net	336,409	178,874	157,535
License and Other Revenue
License and other revenue was $0.5 million for the year ended December 31, 2024 and $7.5 million for the year ended December 31, 2023. The decrease in license and other revenue was primarily due to the achievement of regulatory milestones by CANbridge and GC Biopharma associated with our license agreements in 2023.
Cost of Sales
Cost of sales was $81.6 million for the year ended December 31, 2024, compared to $47.0 million for the year ended December 31, 2023. The increase in cost of sales was primarily a result of increases in royalty expense of $15.6 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, amortization expense of $12.4 million primarily due to acquired intangibles associated with our acquisition of the Bile Acid Medicines in August 2023, product cost of sales of $6.9 million related to the Bile Acid Medicines and, to a lesser extent, Livmarli and other period costs of $6.3 million associated with commercial supply chain expenses and other general expenses. These increases were partially offset by lower excess and obsolescence expenses of $6.6 million primarily due to a charge in the prior year related to excess inventory from certain firm minimum purchase commitments in connection with our acquired Bile Acid Medicines.
Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	Change
Product-specific costs:
Livmarli	$25,631	$29,438	$(3,807)
Volixibat	33,325	20,286	13,039
MRM-3379	7,500	—	7,500
Non product-specific costs:
Personnel	38,179	28,569	9,610
Stock-based compensation	15,188	10,892	4,296
Other	20,807	13,424	7,383
Total research and development expenses	$140,630	$102,609	$38,021
Research and development expenses were $140.6 million for the year ended December 31, 2024, an increase of $38.0 million compared to the year ended December 31, 2023. The net increase was primarily due to:
•for volixibat programs, an increase of $13.0 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials;
•for MRM-3379, an increase of $7.5 million due to the upfront payment associated with the in-licensing of MRM-3379;
•for personnel related expenses, an increase of $9.6 million related to increased employee headcount to support our development pipeline;
•for stock-based compensation expense, an increase of $4.3 million associated with incremental employee equity awards; and
•for other expense, an increase of $7.4 million, primarily due to other general research and development activities, including expenses related to the Bile Acid Medicines acquired in August of 2023, partially offset by
•for Livmarli programs, a decrease of $3.8 million, primarily due to lower clinical expenses associated with completion of the MARCH Phase 3 clinical trial of Livmarli in patients with PFIC and related rollover study as well as lower costs due to discontinuation of the biliary atresia clinical trial, partially offset by increased expenses associated with the Livmarli Phase 3 EXPAND label expansion study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $202.2 million for the year ended December 31, 2024, an increase of $56.3 million compared to the year ended December 31, 2023. The increase was primarily due to increases of $27.9 million in personnel and other compensation related expenses, including an increase of $8.2 million in stock-based compensation expense, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $13.3 million in marketing, advertising, promotion and medical affairs expenses associated with commercial activities for our approved medicines, $8.1 million in expenses primarily related to accounting, legal, compliance, public relations and international expansion activities and $7.0 million in other general administrative expenses.
Loss from termination of revenue interest purchase agreement
Loss from termination of RIPA was zero for the year ended December 31, 2024, compared to $49.1 million for the year ended December 31, 2023. The 2023 loss was related to the premium paid to repurchase the revenue interests pursuant to the RIPA.

Interest Income
Interest income was $13.8 million for the year ended December 31, 2024, compared to $13.7 million for the year ended December 31, 2023.
Interest Expense
Interest expense was $14.3 million for the year ended December 31, 2024, a decrease of $0.8 million compared to the year ended December 31, 2023. For the year ended December 31, 2024, interest expense related to our convertible notes. For the year ended December 31, 2023, interest expense consisted of $10.0 million related to our convertible notes and $5.1 million related to the RIPA prior to extinguishment.
Other Income (Expense), Net
Other income (expense), net was income of $1.2 million for the year ended December 31, 2024, compared to expense of $2.8 million for the year ended December 31, 2023. For the year ended December 31, 2024, the income was primarily attributable to unrealized currency gains on net assets and liabilities denominated in foreign currency. For the year ended December 31, 2023, the expense was primarily attributable to $1.8 million in unrealized currency losses on net assets and liabilities denominated in foreign currency, $0.7 million of expense associated with the remeasurement of the Contingent Milestone liability and the Indemnification Holdback liability prior to issuance of the underlying common stock as well as $0.4 million of realized currency loss.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $292.8 million of unrestricted cash, cash equivalents and investments as of December 31, 2024, compared to cash and cash equivalents of $286.3 million as of December 31, 2023. Since inception, we have incurred operating losses. As of December 31, 2024, we had an accumulated deficit of $644.2 million, compared to $556.2 million as of December 31, 2023.
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
On April 17, 2023, we completed an offering of $316.3 million aggregate principal of the Notes, which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of $305.3 million after deducting the initial purchasers’ discounts and commissions and offering expenses. The terms of the Notes are further described in Note 10 to our consolidated financial statements. We used a portion of the net proceeds to repurchase the revenue interests from the Purchasers at a call price of $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated with no further payments due to the Purchasers and the $100.0 million of our previously restricted cash equivalents was no longer restricted from use.
In September 2022, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of December 31, 2024, we have not issued any securities pursuant to the 2022 Shelf Registration.
On November 2, 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”) pursuant to the 2022 Shelf Registration. We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. As of December 31, 2024, we have not issued any securities pursuant to the 2023 Sales Agreement.

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
We anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, continue commercialization activities for our approved medicines and potentially expand into additional markets, hire additional staff, including clinical, scientific, operational, financial and management personnel and pay potential development milestones. Net loss is also impacted by significant non-cash charges related to stock-based compensation and amortization of intangible assets.
Our primary use of cash is to fund operating expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Although we expect product revenues to increase as we continue commercial activities for our approved medicines, we may not achieve commercial success. Certain of our approved medicines, including the Bile Acid Medicines, are subject to immediate competition from compounded and generic entrants, as the abbreviated new drug application (“ANDA”) and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In addition, Chenodal is standard of care for the treatment of CTX in the U.S. with a medical necessity recognition by the FDA. We submitted an NDA for chenodiol for the treatment of CTX in 2024 and received FDA approval for the treatment of adults with CTX in February 2025, which will be commercialized under the brand name Ctexli. The FDA has also granted orphan exclusivity for chenodiol for that indication.
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
During the fourth quarter of 2024, the last reported sale price of our common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2024. As a result, the Notes are convertible at the option of the holders of the Notes during the first quarter of 2025, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the Notes. If holders of the Notes elect to convert their Notes, we may elect to settle such conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock.
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
Cash Flows
The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$10,325	$(70,944)
Net cash used in investing activities	(90,125)	(107,200)
Net cash provided by financing activities	17,699	336,600
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,297)	(133)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(63,398)	$158,323
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $10.3 million for the year ended December 31, 2024, reflecting our net loss of $87.9 million partially offset by adjustments to net loss of $75.7 million. The adjustments consisted primarily of stock-based compensation expense, depreciation and amortization of our intangible assets and fixed assets and charges associated with excess and obsolete inventory and firm commitment losses. Additionally, cash provided by operating activities reflected changes in net operating assets of $22.6 million, primarily related to the increase in accounts payable, accrued expenses and other liabilities resulting primarily from an increase in accrued sales deductions and royalties due to the growth from our product sales in the year ended December 31, 2024, and an increase in accrued expenses driven by our growth, including accrued expenses related to clinical studies and contract manufacturing activities, offset by an increase in accounts receivable due to the growth from our product sales and payments made for the purchase of inventory.
Net cash used in operating activities was $70.9 million for the year ended December 31, 2023, reflecting our net loss of $163.4 million partially offset by adjustments to net loss of $111.7 million. The adjustments consisted primarily of loss from termination of RIPA and effective interest expense prior to the termination in April 2023, stock-based compensation expense, and depreciation and amortization of our intangible assets and fixed assets. Additionally, cash used in operating activities reflected changes in net operating assets of $19.2 million, consisting primarily of an increase in accounts receivables related to sales of our approved medicines, an increase in accounts payable, accrued expenses and other liabilities primarily related to the increase in accrued sales deductions and accrued royalties payable due to our increased net product sales, and an increase in accrued interest expense related to the Notes issued in April 2023.
Net Cash Used in Investing Activities
Net cash used in investing activities was $90.1 million for the year ended December 31, 2024, primarily due to purchases of investments resulting from the changing interest rate environment and milestone payments associated with the approval of Livmarli for cholestatic pruritus in patients with PFIC in the U.S. and for the treatment of PFIC in the EU, offset by proceeds from maturities of investments.
Net cash used in investing activities was $107.2 million for the year ended December 31, 2023, primarily due to the payment in connection with our acquisition of the Bile Acid Medicines from Travere, purchases of investments and our milestone payment related to the approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older, partially offset by proceeds from maturities of investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $17.7 million for the year ended December 31, 2024, due to proceeds from employee equity award exercises.
Net cash provided by financing activities was $336.6 million for the year ended December 31, 2023, due to net proceeds from the issuance of the Notes in April 2023, from the issuance and sale of common stock in a private placement offering in August 2023, from the issuance and sale of common stock under the 2020 Sales Agreement with Leerink during the year ended December 31, 2023, and proceeds from employee equity award exercises, partially offset by revenue interest payments and payments to repurchase the revenue interests under the RIPA.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments as of December 31, 2024 consist of readily available checking and money market funds and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the strategies we employ (including the short-term nature of the instruments in our portfolio and the low risk profile of our investments), as of the date of this report, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods for our existing investments. For example, a hypothetical change in interest rates of 10% would not have a material impact on the fair market value of our cash equivalents and investments as of December 31, 2024. In addition, we maintain significant amounts of cash, cash equivalents and investments at one financial institution that is in excess of federally insured limits.
We have outstanding $316.3 million aggregate principal of the Notes as of December 31, 2024. The interest rates on these Notes are fixed and therefore they do not expose us to risk related to changing interest rates. As of December 31, 2024, the approximate fair value of our Notes was $481.9 million.
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
Based on our overall foreign currency denominated exposures as of December 31, 2024, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $0.7 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in the USD exchange rate.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mirum Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mirum Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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

Inventory
Description of the Matter
As described in Notes 2 and 5 to the consolidated financial statements, inventory, which totaled $22.4 million as of December 31, 2024, is comprised of raw materials, work-in-progress and finished goods for Livmarli, Chenodal and Cholbam (“the Products”). Inventory is valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.

Auditing the inventory costing was complex because the nature of the process for inventory costing for the Products involves the use of a variety of inputs such as third-party material costs and allocated internal labor, all of which are tracked in manually-prepared spreadsheets.

How We Addressed the Matter in Our Audit
To test the completeness and accuracy of the inventory balance, our substantive audit procedures included, among others, agreeing a sample of production costs and purchases used in the spreadsheets to actual costs incurred, agreeing a sample of capitalized labor costs to payroll records, confirming certain quantities of on-hand inventory directly with third-party service providers, and confirming amounts owed to certain third-party service providers.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Mateo, California
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mirum Pharmaceuticals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Mirum Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mirum Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 26, 2025

Mirum Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$222,503	$286,326
Short-term investments	57,812	—
Accounts receivable	78,286	67,968
Inventory	22,403	22,312
Prepaid expenses and other current assets	11,784	10,935
Total current assets	392,788	387,541
Restricted cash	425	—
Long-term investments	12,526	—
Property and equipment, net	1,139	706
Operating lease right-of-use assets	8,675	1,284
Intangible assets, net	249,819	252,925
Other assets	5,382	4,165
Total assets	$670,754	$646,621
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,618	$7,416
Accrued expenses	110,224	78,544
Operating lease liabilities, current	1,709	1,104
Total current liabilities	126,551	87,064
Operating lease liabilities, noncurrent	7,972	617
Convertible notes payable, net, noncurrent	308,082	306,421
Other liabilities	2,509	3,849
Total liabilities	445,114	397,951
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 48,338,096 and 46,723,143 shares issued and outstanding as of December 31, 2024 and 2023	5	5
Additional paid-in capital	870,189	803,260
Accumulated deficit	(644,181)	(556,239)
Accumulated other comprehensive (loss) income	(373)	1,644
Total stockholders’ equity	225,640	248,670
Total liabilities and stockholders’ equity	$670,754	$646,621
The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022

Revenue:
Product sales, net	$336,409	$178,874	$75,062
License and other revenue	479	7,500	2,000
Total revenue	336,888	186,374	77,062
Operating expenses:
Cost of sales	81,643	47,039	12,374
Research and development	140,630	102,609	106,842
Selling, general and administrative	202,221	145,880	89,066
Total operating expenses	424,494	295,528	208,282
Loss from operations	(87,606)	(109,154)	(131,220)
Other income (expense):
Interest income	13,792	13,735	3,857
Interest expense	(14,311)	(15,105)	(15,979)
Change in fair value of derivative liability	—	—	906
Loss from termination of revenue interest purchase agreement	—	(49,076)	—
Other income (expense), net	1,213	(2,824)	365
Loss before provision for income taxes	(86,912)	(162,424)	(142,071)
Provision for (benefit from) income taxes	1,030	991	(6,406)
Net loss	$(87,942)	$(163,415)	$(135,665)
Net loss per share:
Basic	$(1.85)	$(4.00)	$(4.01)
Diluted	$(1.85)	$(4.00)	$(4.02)
Weighted-average shares of common stock outstanding
Basic	47,522,594	40,885,124	33,839,072
Diluted	47,522,594	40,885,124	33,982,493
The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(87,942)	$(163,415)	$(135,665)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	130	230	(194)
Cumulative translation adjustments	(2,147)	1,631	12
Comprehensive loss	$(89,959)	$(161,554)	$(135,847)
The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	30,582,596	$3	$377,403	$(257,159)	$(35)	$120,212
Issuance of common stock in connection with asset acquisition	609,305	—	15,585	—	—	15,585
Issuance of common stock in connection with equity incentive plans	357,934	—	5,438	—	—	5,438
Issuance of common stock in at-the-market offerings, net of issuance costs of $785	1,160,915	—	21,289	—	—	21,289
Issuance of common stock in connection with public offering, net of issuance costs $5,922	4,000,000	1	86,077	—	—	86,078
Restricted common stock vested in the period	122,464	—	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	123,131	—	1,834	—	—	1,834
Stock-based compensation	—	—	27,448	—	—	27,448
Net loss	—	—	—	(135,665)	—	(135,665)
Other comprehensive loss	—	—	—	—	(182)	(182)
Balance as of December 31, 2022	36,956,345	$4	$535,074	$(392,824)	$(217)	$142,037
Issuance of common stock in private placement, net of issuance costs of $7,796	8,000,000	1	202,203	—	—	202,204
Issuance of common stock in at-the-market offerings, net of issuance costs of $518	658,206	—	14,480	—	—	14,480
Issuance of common stock in connection with asset acquisition	231,624	—	5,188	—	—	5,188
Issuance of common stock in connection with equity award plans	760,226	—	8,279	—	—	8,279
Issuance of common stock in connection with employee stock purchase plan	116,742	—	2,191	—	—	2,191
Stock-based compensation	—	—	35,845	—	—	35,845
Net loss	—	—	—	(163,415)	—	(163,415)
Other comprehensive income	—	—	—	—	1,861	1,861
Balance as of December 31, 2023	46,723,143	$5	$803,260	$(556,239)	$1,644	$248,670
Issuance of common stock in connection with equity award plans	1,489,510	—	15,059	—	—	15,059
Issuance of common stock in connection with employee stock purchase plan	125,443		2,640			2,640
Stock-based compensation	—	—	49,230	—	—	49,230
Net loss	—	—	—	(87,942)	—	(87,942)
Other comprehensive loss	—	—	—	—	(2,017)	(2,017)
Balance as of December 31, 2024	48,338,096	$5	$870,189	$(644,181)	$(373)	$225,640
The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(87,942)	$(163,415)	$(135,665)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Stock-based compensation	48,444	35,023	27,007
Depreciation and amortization	23,629	10,829	3,238
Inventory reserves and firm commitment losses	2,614	9,257	—
Amortization of debt discount and offering costs	1,661	1,117	—
Loss from termination of revenue interest purchase agreement	—	49,076	—
Non-cash interest expense related to the revenue interest liability	—	5,060	15,979
Deferred income taxes associated with an acquisition	—	—	(6,580)
Unrealized foreign exchange (gain) loss	(1,231)	1,764	—
Non-cash lease expense	1,354	620	443
Other	(795)	(1,054)	(3,508)
Change in operating assets and liabilities:
Accounts receivable	(11,426)	(43,974)	(20,727)
Prepaid and other current assets	(849)	(3,600)	(3,676)
Inventory	(3,166)	(974)	(3,448)
Other assets	(1,498)	(511)	(127)
Accounts payable, accrued expenses and other liabilities	40,312	30,778	7,639
Operating lease liabilities	(782)	(940)	(711)
Net cash provided by (used in) operating activities	10,325	(70,944)	(120,136)
Investing activities
Purchase of investments	(89,026)	(27,329)	(132,322)
Proceeds from maturities of investments	19,894	153,000	140,300
Purchase of property and equipment	(993)	(109)	(278)
Cash paid for acquisition	—	(212,762)	—
Payments made for additions to intangible assets	(20,000)	(20,000)	—
Net cash (used in) provided by investing activities	(90,125)	(107,200)	7,700
Financing activities
Proceeds from issuance of common stock in private placement, net of issuance costs	—	202,204	—
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	—	14,480	21,289
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	—	86,078
Proceeds from issuance of convertible notes, net	—	305,304	—
Proceeds from issuance of common stock pursuant to equity plans	17,699	10,470	7,272
Payments of deferred offering costs	—	(281)	—
Payments on revenue interest liability	—	(195,577)	(5,552)
Net cash provided by financing activities	17,699	336,600	109,087
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,297)	(133)	12
Net (decrease) increase in cash, cash equivalents and restricted cash	(63,398)	158,323	(3,337)
Cash, cash equivalents and restricted cash equivalents at beginning of period	286,326	128,003	131,340
Cash, cash equivalents and restricted cash at end of period	$222,928	$286,326	$128,003
Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$1,274	$1,079	$911
Cash paid for interest	$12,650	$6,817	$—
Cash paid for income taxes	$1,004	$125	$—
Non-cash operating, investing and financing activities:
Accrued milestone payments classified as intangible assets, net	$—	$—	$15,000
Right-of-use assets obtained in exchange for lease liabilities	$9,633	$473	$285
Decrease in ROU assets and lease liabilities due to lease modification	$723	$—	$—
Stock-based compensation capitalized to inventory	$1,122	$822	$441
Issuance of common stock in connection with settlement of Contingent Milestone and Indemnification Holdback liabilities	$—	$5,188	$—
Contingent Milestone and Indemnification Holdback liabilities for common stock issuance in exchange for acquired intangible assets	$—	$—	$5,431
Issuance of common stock in exchange for acquired intangible	$—	$—	$15,585
Deferred tax liability incurred from acquired intangible	$—	$—	$6,580
The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Mirum Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on May 2, 2018, and is headquartered in Foster City, California. The Company is a biopharmaceutical company dedicated to transforming the treatment of rare diseases.
As of December 31, 2024, the Company had three approved medicines: LIVMARLI® (maralixibat) oral solution (“Livmarli”), CHOLBAM® (cholic acid) capsules (“Cholbam”), and CHENODAL® (chenodiol) tablets (“Chenodal”). Livmarli is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”) and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the U.S. and for the treatment of PFIC in the European Union (“EU”).
On August 31, 2023, the Company completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of chenodiol and Cholbam (also known as Kolbam, and together with chenodiol, the “Bile Acid Medicines”), two therapies addressing rare diseases in high-need settings (such acquisition, the “Bile Acid Portfolio Acquisition”) (Note 7). Cholbam is FDA-approved for the treatment of bile acid synthesis disorders due to single enzyme deficiencies and adjunctive treatment of peroxisomal disorders in patients who show signs or symptoms of liver disease. Chenodal at the time of acquisition was approved for the treatment of radiolucent stones in the gallbladder and had received medical necessity recognition by the FDA for the treatment of cerebrotendinous xanthomatosis (“CTX”). Subsequently, in February 2025, the Company received FDA approval for chenodiol tablets for the treatment of CTX in adults, which will be commercialized under the brand name Ctexli.
The Company’s development pipeline consists of the clinical-stage product candidate volixibat, MRM-3379 and indication expansion opportunities for Livmarli. The Company commenced significant operations in November 2018.
The Company views its operations and manages its business as one operating segment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. See Note 14 Segment Reporting for further details.
Liquidity
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of December 31, 2024, the Company had an accumulated deficit of $644.2 million and unrestricted cash, cash equivalents and investments of $292.8 million. The Company’s convertible notes are convertible at the option of the holders during the first quarter of 2025. If holders of the convertible notes elect to convert, the Company may elect to settle such conversions in cash, common stock or a combination of the two.The Company believes that its unrestricted cash, cash equivalents and investments of $292.8 million as of December 31, 2024 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying consolidated financial statements.
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
The Company’s consolidated financial statements as of and for the year ended December 31, 2024 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, tariffs and trade tensions, bank failures, high interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Reclassifications
Amounts related to the cost recognized on sale of acquired inventory in the statement of cash flows for the year ended December 31, 2023 have been reclassified to conform to the current presentation.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that together reflect the same amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$222,503	$286,326
Restricted cash	425	—
Total cash, cash equivalents, and restricted cash	$222,928	$286,326
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
The Company relies on a single third-party logistics provider (“3PL”) in each major market and a single specialty pharmacy for all of the Company’s sales of its approved medicines in the United States.
The Company sources materials and services through several vendors. Certain materials are sourced from a single vendor. The loss of certain vendors could result in a temporary disruption of the Company’s commercialization efforts.
As of December 31, 2024 and as of December 31, 2023, the Company did not have any customers that individually accounted for more than 10% of accounts receivable. For the years ended December 31, 2024, 2023 and 2022, the Company did not have revenue attributable to any one customer in excess of 10% of sales.
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
Accounts Receivable
The Company has accounts receivable amounts due from product sales. The Company also has accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of December 31, 2024. There was no bad debt expense for the years ended December 31, 2024, 2023 and 2022.
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
Accruals for firm purchase commitments amounted to $4.4 million and $5.2 million as of December 31, 2024 and December 31, 2023, respectively, of which $2.5 million and $3.8 million was included in other liabilities on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term. As of December 31, 2024, property and equipment consisted primarily of leasehold improvements of $0.2 million and furniture and equipment of $1.6 million. As of December 31, 2023, property and equipment consisted primarily of leasehold improvements of $1.3 million and furniture and equipment of $0.9 million. Accumulated depreciation as of December 31, 2024 and 2023 was $0.7 million and $1.5 million, respectively. Depreciation expense was $0.5 million for the year ended December 31, 2024, and $0.3 million for each of the years ended December 31, 2023 and 2022.
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
Intangible assets are measured at their fair values as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis. The Company tests its finite lived intangible assets for impairment annually or if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If it is determined that the asset is impaired, the carrying value is written down to its estimated fair value, with the related impairment charge recognized in the consolidated statements of operations in the period in which the impairment occurs. The Company has not recorded any impairments to its intangible assets for any of the periods presented.
The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$59,000	$(7,092)	$51,908	12.6
Developed technology	226,620	(29,248)	197,372	10.7
Assembled workforce	970	(431)	539	1.7
Total intangible assets	$286,590	$(36,771)	$249,819	11.1

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$39,000	$(3,318)	$35,682	16.2
Developed technology	226,620	(10,239)	216,381	11.7
Assembled workforce	970	(108)	862	2.7
Total intangible assets	$266,590	$(13,665)	$252,925	12.3
Amortization expense was $23.1 million, $10.5 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included in cost of sales on the accompanying consolidated statements of operations.

The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of December 31, 2024 (in thousands):

Amount
2025	$23,898
2026	23,791
2027	23,575
2028	23,575
2029	23,575
Thereafter	131,405
$249,819
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
Convertible Notes
The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The Company accounts for its convertible notes (refer to Note 10) as a liability equal to the proceeds received from issuance, including any embedded conversion features, net of the unamortized debt discount and offering costs in the accompanying consolidated balance sheets. The debt issuance and offering costs are amortized over the contractual term of the convertible notes, using the effective interest method, as interest expense in the accompanying consolidated statements of operations.
Revenue Interest Liability, Net
In relation to the revenue interest liability, net, associated with the Revenue Interest Purchase Agreement (“RIPA”) with Mulholland SA LLC, an affiliate of Oberland Capital LLC, as agent for the purchasers party thereto (the “Purchasers”), and the Purchasers that the Company entered into in December 2020, as amended in September 2021, the Company imputed interest expense using the effective interest rate method. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability varied during the term of the agreement depending on a number of factors, including the level of actual and forecasted product sales, net. The Company evaluated the interest rate quarterly based on actual product sales, net and forecast product sales, net, utilizing the prospective method. In April 2023, the Company repurchased all future revenue interests (the “Revenue Interests”) and as a result, the RIPA was terminated in accordance with its terms (refer to Note 6).
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

The following table represents total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Year Ended December 31,
	2024	2023	2022
Product sales, net:
Livmarli	$213,295	$141,795	$75,062
Bile Acid Medicines	123,114	37,079	—
Total product sales, net	336,409	178,874	75,062
License and other revenue	479	7,500	2,000
Total revenues	$336,888	$186,374	$77,062
The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$274,173	$146,699	$67,920
Rest of the world	62,236	32,175	7,142
Total product sales, net	$336,409	$178,874	$75,062
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
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $11.5 million, $6.3 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of its subsidiary that recorded the transaction. Unrealized foreign exchange gains and losses amounted to a $1.2 million gain for the year ended December 31, 2024, a $1.8 million loss for the year ended December 31, 2023, and were insignificant for the year ended December 31, 2022. Realized foreign exchange gains and losses were insignificant for the years ended December 31, 2024, 2023 and 2022.
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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss, basic	$(87,942)	$(163,415)	$(135,665)
Add: Change in fair value of Holdback Indemnification liability	—	—	(214)
Add: Change in fair value of Contingent Milestone liability	—	—	(700)
Net loss, diluted	$(87,942)	$(163,415)	$(136,579)

Denominator:
Weighted-average shares of common stock outstanding, basic	47,522,594	40,885,124	33,839,072
Effect of dilutive securities:
Weighted-average Holdback-Indemnification shares issuable	—	—	19,590
Weighted-average contingent milestone shares	—	—	123,831
Weighted-average shares of common stock outstanding, diluted	47,522,594	40,885,124	33,982,493

Net loss per share, basic	$(1.85)	$(4.00)	$(4.01)
Net loss per share, diluted	$(1.85)	$(4.00)	$(4.02)
The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2024	2023	2022
Options to purchase common stock and restricted stock units	11,709,003	10,909,831	8,955,557
Common stock issuable upon conversion of convertible notes	9,964,247	9,964,247	—
Employee stock purchase plan contingently issuable	19,580	23,054	26,305
Total	21,692,830	20,897,132	8,981,862
Recently Adopted Accounting Pronouncements
On January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and is effective for public business entities for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 in 2024 using a retrospective method for all periods presented. For further information, refer to Note 14 Segment Reporting.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. Subsequently in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”) to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
3. Fair Value Measurements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$202,965	$—	$—	$202,965
U.S. treasury bills	2,964	—	—	2,964
Corporate debt securities	—	37,978	—	37,978
U.S. government bonds	—	26,904	—	26,904
Agency bonds	—	2,492	—	2,492
Total financial assets	$205,929	$67,374	$—	$273,303

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$278,116	$—	$—	$278,116
Total financial assets	$278,116	$—	$—	$278,116

The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash , accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of December 31, 2024 and 2023 approximate their related fair values due to their short-term nature.
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
Indemnification Holdback and Contingent Milestone Liabilities
In May 2022, in connection with the acquisition of Satiogen Pharmaceuticals, Inc. (“Satiogen”) (refer to Note 7 “Asset Acquisitions” for further information), the Company recorded at fair value liabilities related to the Company’s common stock issuable upon satisfaction of certain purchase price adjustments and indemnification obligations and contingent consideration upon achievement of a certain milestone. The fair value of the liabilities was classified within

Level 3 of the fair value hierarchy and was estimated based upon the value of the Company’s common stock price, management’s estimate of the probability of indemnification obligations being incurred during the one year following the acquisition date, and management’s estimate of the probability of the milestone being met. The fair value of the liabilities was initially measured on May 20, 2022, the date on which the Company completed the acquisition of Satiogen. The Company assessed the fair value of the liabilities each reporting period until resolution of the related contingency, and changes in fair value were recorded in other income (expense), net in the accompanying consolidated statements of operations. The contingencies were resolved in December 2022 and June 2023 and the Company issued 199,993 and 31,631 shares of common stock, respectively. The change in fair value of the liabilities was insignificant for the years ended December 31, 2023 and 2022.
There was no outstanding balance related to the liabilities as of December 31, 2023.
4. Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$202,965	$—	$—	$202,965
U.S. treasury bills	2,957	7	—	2,964
Corporate debt securities	37,942	50	(14)	37,978
U.S. government bonds	26,819	90	(5)	26,904
Agency bonds	2,490	2	—	2,492
Total cash equivalents and investments	$273,173	$149	$(19)	$273,303
Classified as:
Cash equivalents				$202,965
Short-term investments				57,812
Long-term investments				12,526
Total cash equivalents and investments				$273,303

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$278,116	$—	$—	$278,116
Total cash equivalents	$278,116	$—	$—	$278,116
Classified as:
Cash equivalents				$278,116
Total cash equivalents				$278,116

As of December 31, 2024, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$57,812
One to two years	12,526
Total	$70,338

During the years ended December 31, 2024 and 2023, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any credit losses on these securities.
5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$3,030	$2,998
Work in progress	16,089	9,873
Finished goods	3,284	9,441
Total inventory	$22,403	$22,312
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued sales deductions	$37,361	$23,650
Accrued compensation and related benefits	32,248	20,939
Accrued professional service fees	12,545	7,941
Accrued contract manufacturing and non-clinical costs	9,453	9,922
Accrued royalties payable	9,361	6,716
Accrued clinical trials	7,148	7,268
Accrued interest	2,108	2,108
Total accrued expenses	$110,224	$78,544
6. Revenue Interest Purchase Agreement
In December 2020, the Company entered into the RIPA, as amended in September 2021, with Oberland as agent for the Purchasers, and the Purchasers to obtain financing for the commercialization and further development of Livmarli and other working capital needs. Pursuant to the RIPA, the Company received $115.0 million consisting of an upfront payment of $50.0 million in December 2020 and $65.0 million in April 2021 associated with the acceptance for filing by the FDA of a New Drug Application for Livmarli for the treatment of cholestatic pruritus in patients with ALGS, less certain transaction expenses.
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
Under the RIPA, the Company had an option (the “Call Option”) to terminate the RIPA and repurchase future Revenue Interests at any time upon advance written notice. If the Call Option was exercised, the required repurchase price is 175.0% of the Cumulative Purchaser Payments (minus all payments the Company has made to the Purchasers in connection with the Revenue Interests), if such option was exercised prior to the third anniversary of the closing date, and 195.0% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests) if such option was exercised thereafter.

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
The Company imputed interest expense associated with the revenue interest liability using the effective interest rate method. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability was variable during the term of the agreement depending on a number of factors, including the level of forecasted product sales, net. The Company evaluated the interest rate quarterly based on each period's product sales, net forecasts utilizing the prospective method. The Company recorded interest expense related to this arrangement of $5.1 million and $16.0 million for the years ended December 31, 2023 and 2022, respectively. No interest expense related to this arrangement was recorded for the year ended December 31, 2024.
The Company incurred $0.9 million of issuance costs in connection with the RIPA, which were being amortized to interest expense over the estimated term of the debt.
In April 2023, the Company exercised the Call Option and repurchased all future Revenue Interests. In connection with such repurchase, the Company made a payment of $192.7 million, or 175.0% of the Cumulative Purchaser Payments (minus all payments that were made to the Purchasers in connection with the Revenue Interests). As a result, the RIPA terminated in accordance with its terms.
The following table summarizes the revenue interest liability activity during the year ended December 31, 2023 (in thousands):

	Revenue Interest Liability	Derivative Liability
Balance at December 31, 2022	$140,351	$1,090
Interest expense recognized	5,060	—
Revenue interest payments	(2,883)	—
Revenue interest liability settlement	(192,694)	—
Loss (gain) from termination of revenue interest purchase agreement	50,166	(1,090)
Balance at December 31, 2023	$—	$—
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
7. Asset Acquisitions
License Agreement with Enthorin Therapeutics, LLC
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
The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business and substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, namely, the intellectual property related to MRM-3379. The Company determined that the intellectual property assets acquired did not have an alternate future use and were not deemed to be commercially viable. Therefore, the upfront payment of $7.5 million was recorded as research and development expense in the year ended December 31, 2024.
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
The Company and Travere concurrently entered into a transitional services agreement pursuant to which Travere was obligated to perform certain services for a period of time, not anticipated to last beyond 12 months post-close, with respect to the Company’s use and operation of the assets purchased. The transitional services agreement has since terminated according to its terms.
The Company accounted for the transaction as an asset acquisition as substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, namely, the developed technology related to the Bile Acid Medicines. The developed technology asset consists of certain processes and at-market contracts related to the manufacture and commercialization of the Bile Acid Medicines, regulatory approvals, and other assets, and are considered a single asset as they are interdependently linked. The Company estimated the fair value of the developed technology asset using the discounted cash flow method. This approach incorporates significant estimates and assumptions related to the forecasted results including, but not limited to, estimates and assumptions regarding revenues, expenses, and discount rates to estimate future cash flows. The Company determined that the developed technology asset acquired was commercially viable and the cost of the acquisition was recorded as an intangible asset in the accompanying consolidated balance sheet as of the acquisition date. The acquired assets are amortizable for tax purposes.
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
The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. Through December 31, 2024 under this agreement, the Company paid $86.5 million for the achievement of various clinical development, regulatory and commercial milestones.
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

In January 2023, the Company paid a regulatory milestone of $15.0 million associated with approval of Livmarli by the European Commission for the treatment of cholestatic pruritus in patients with ALGS two months of age and older. In December 2023, the Company paid a commercial milestone of $5.0 million associated with product sales. In April 2024, the Company paid a $10.0 million milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA. In July 2024 , the Company paid a $10.0 million milestone associated with the approval of Livmarli for the treatment of PFIC in patients three months and older by the European Medicines Agency. There were no volixibat development and regulatory milestones achieved during the years ended December 31, 2024 and 2023.
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
In May 2022, the Company completed the merger and acquisition of Satiogen for total consideration of approximately $24.2 million. At acquisition, Satiogen’s assets consisted of cash and intangible assets related to developed technology. The purchase consideration consisted of 609,305 shares of the Company’s common stock issued upon the closing of the acquisition and cash consideration of $2.6 million, excluding $0.2 million of stock option exercise prices deemed to have been paid immediately prior to the acquisition, in respect of an equivalent amount of cash on the books of Satiogen. In 2023, upon the resolution of the related contingencies, the Company issued an additional 231,624 shares of common stock as purchase consideration. Through the transaction, the Company obtained all Satiogen licensing payments and Satiogen-owned intellectual property relating to Livmarli and volixibat. The transaction resulted in a reduction of total licensing royalty obligations for Livmarli and volixibat.
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

Sanofi License
Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. As of December 31, 2024, no milestones had been accrued as there were no potential milestones considered probable.
8. Collaboration and License Agreements
License and Collaboration Agreement with CANbridge
In April 2021, the Company entered into an exclusive license and collaboration agreement with CANbridge Pharmaceuticals, Inc. (“CANbridge”), as amended in March 2024. Under the terms of the agreement, CANbridge has obtained the exclusive right to develop and commercialize Livmarli within the Greater China regions (China, Hong Kong, Macau and Taiwan). In connection with the agreement, the Company received an upfront payment of $11.0 million, which, upon satisfaction of the performance obligation and receipt by CANbridge of the right to use and benefit from the license in May 2021, was recorded as license revenue. Additionally, the Company is eligible to receive up to $5.0 million in research and development funding, and up to $109.0 million for the achievement of future regulatory and commercial milestones, with double-digit tiered royalties based on product net sales. Through December 31, 2024, the Company has received research funding of $5.0 million and regulatory milestone payments of $7.3 million.
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
In January 2022 and June 2023, CANbridge achieved regulatory milestones, triggering milestone payments to the Company of $2.0 million and $5.0 million, respectively, which were recorded as license revenue in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.
Research and development funding payable by CANbridge to the Company, which is reflected as a reduction of research and development expense in the accompanying consolidated statements of operations for the year ended December 31, 2024, was insignificant. For the years ended December 31, 2023, and 2022 , the Company recorded research and development funding of $2.3 million and $0.9 million, respectively. As of December 31, 2024 and 2023, such research and development funding included in accounts receivable on the accompanying consolidated balance sheets was insignificant.
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
In February 2023, GC Biopharma achieved a regulatory milestone under this agreement triggering a milestone payment to the Company of $2.5 million, which upon the release of the constraint was recognized as license revenue in the accompanying consolidated statements of operations for the year ended December 31, 2023. For the years ended December 31, 2024, 2023 and 2022, research and development funding payable by GC Biopharma to the Company was insignificant. As of December 31, 2024 and 2023, such research and development funding recorded as a receivable in accounts receivable on the accompanying consolidated balance sheets was insignificant.
Licensing Agreement with Takeda
In September 2021, the Company entered into an exclusive licensing agreement with Takeda for the development and commercialization of Livmarli in Japan for ALGS, PFIC, and BA. Under the terms of the agreement, Takeda will be responsible for regulatory approval and commercialization of Livmarli in Japan. Takeda will also be responsible for development, including conducting clinical studies in cholestatic indications. The Company is responsible for commercial supply to Takeda which was to be negotiated at a later date. Subsequently, in October 2024, the Company entered into a commercial supply agreement with Takeda. In accordance with the agreements, in exchange for the supply of goods, the Company is eligible to receive a percentage of Takeda’s annual net sales, which range from high double digits declining to mid double digits over the first four years from commercial launch and thereafter remains at mid double digits. The revenues related to the commercial supply will be recognized in product sales, net upon the transfer of control to Takeda.
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
The following tables contain a summary of other information and the undiscounted future minimum payments pertaining to the Company’s operating leases that had commenced as of the end of the periods presented:

	As of December 31,
	2024	2023
Weighted-average incremental borrowing rate	7.5%	8.0%
Weighted-average remaining lease term (in years)	4.7 years	2.1 years

Years Ended December 31,	Undiscounted Rent Payments (in thousands)
2025	$2,360
2026	2,422
2027	2,487
2028	2,496
2029	1,689
Total undiscounted lease payments	11,454
Less: imputed interest	(1,773)
Total lease liability	$9,681
Rent expense was $1.8 million for the year ended December 31, 2024, and $0.8 million for each of the years ended December 31, 2023 and 2022. Variable lease payments for the years ended December 31, 2024, 2023 and 2022 were insignificant.
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
(i)during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on June 30, 2023, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for the Notes for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(ii)during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day;
(iii)upon the occurrence of certain corporate events or distributions on the common stock, as described in the Indenture; and
(iv)if the Company calls such Notes for redemption.
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
During the fourth quarter of 2024, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2024. As a result, the Notes are convertible at the option of the holders of the Notes during the first quarter of 2025, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the Notes. Through the date of this filing, none of the principal balance of the Notes has been converted.
The Company may not redeem the Notes at its option at any time before May 5, 2026. The Notes are redeemable, in whole or in part (subject to the partial redemption limitation described below), at the Company’s option at any time, and from time to time, on or after May 5, 2026 and, in the case of a partial redemption, on or before the 50th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the partial redemption limitation, the Company may not elect to redeem less than all of the outstanding Notes unless at least $75.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice.
If a “Fundamental Change” (as defined in the Indenture) occurs, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.
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
As of December 31, 2024 and 2023, the Notes consisted of the following (in thousands):

	December 31,
	2024	2023
Principal amount	$316,250	$316,250
Unamortized debt discount and issuance costs	(8,168)	(9,829)
Net carrying amount	$308,082	$306,421

The Company incurred $10.9 million of transaction costs related to the issuance of the Notes, which are being amortized to interest expense over the term of the Notes using the effective interest method. As of December 31, 2024, the remaining amortization period of the debt discount was approximately 4.3 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2024	2023
Coupon interest expense	$12,650	$8,925
Amortization of debt discount and issuance costs	1,661	1,120
Total interest expense on convertible notes	$14,311	$10,045
As of December 31, 2024 and 2023, the estimated fair value of the Notes was $481.9 million and $387.3 million, respectively. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

11. Stockholders’ Equity
Common Stock
In August 2020, the SEC declared effective a registration statement on Form S-3 (“2020 Shelf Registration”) covering the sale of up to $300.0 million of the Company’s securities. Also, in August 2020, the Company entered into a sales agreement (“2020 Sales Agreement”) with SVB Securities LLC, recently acquired by Leerink Partners LLC (“Leerink”) pursuant to which the Company could elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2020 Shelf Registration through Leerink acting as the sales agent and/or principal. During the year ended December 31, 2023, the Company issued and sold 658,206 shares of common stock pursuant to the 2020 Sales Agreement resulting in gross proceeds to the Company of $15.0 million. The net proceeds for the year ended December 31, 2023 to the Company after deducting sales commissions to SVB Securities and other issuance expenses were approximately $14.5 million. The 2020 Shelf Registration expired in August 2023, and no further sales may be made under the 2020 Sales Agreement. Through its expiration date, the Company issued and sold an aggregate of 2,125,090 shares of common stock pursuant to the 2020 Sales Agreement resulting in aggregate gross proceeds to the Company of $43.7 million.
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
On September 9, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of December 31, 2024, the Company had not issued any securities pursuant to the automatic shelf registration statement.
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
On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of December 31, 2024, the Company had not issued any securities pursuant to the 2023 Sales Agreement.
Common Stock Reserved for Issuance
Common stock reserved for issuance is as follows:

	Year Ended December 31,
	2024	2023
Stock options, restricted stock units and performance stock units issued and outstanding	11,709,003	10,909,831
Reserved for future stock awards or option grants	2,277,739	2,230,264
Reserved for employee stock purchase plan	1,382,616	1,040,828
Common stock issuable upon conversion of convertible notes	9,964,247	9,964,247
	25,333,605	24,145,170

12. Stock-Based Compensation
Equity Incentive Plans
In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.
In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2024, 1,799,118 shares of common stock were available for issuance under the 2019 Plan.
In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Through December 31, 2024, the Company’s board of directors authorized 4,000,000 shares of the Company’s common stock for future issuance. As of December 31, 2024, 478,621 shares of common stock were available for issuance under the 2020 Inducement Plan.
Stock Options
The following table summarizes stock option activity during the year ended December 31, 2024 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	9,632,504	$15.87	6.9	$131,785
Granted	1,891,071	$28.42
Exercised	(1,066,976)	$14.10
Canceled and forfeited	(425,113)	$22.94
Outstanding as of December 31, 2024	10,031,486	$18.12	6.5	$233,161
Vested and exercisable as of December 31, 2024	6,701,383	$14.30	5.5	$181,273
Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $20.02, $18.25 and $12.73 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $23.1 million, $5.7 million and $3.0 million, respectively. As of December 31, 2024, the total unrecognized stock-based compensation related to unvested stock option awards granted was $52.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
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
The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

Year Ended December 31,
	2024	2023	2022
Expected term (in years)	5.5-6.1	5.3-6.1	5.5-6.1
Expected volatility	71.79%-80.36%	80.17%-85.24%	80.86%-83.20%
Risk-free interest rate	3.48%-4.62%	3.35%-4.67%	1.46%-4.10%
Expected dividend yield	—	—	—
Restricted Stock Units
The following table summarizes the activity under the Company’s restricted stock units for the year ended December 31, 2024:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2023	1,129,492	$23.41
Granted	826,819	$28.72
Vested	(418,889)	$22.65
Cancelled/Forfeited	(144,860)	$24.94
Unvested and outstanding as of December 31, 2024	1,392,562	$26.63
The fair value of restricted stock unit (“RSU”) awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.
As of December 31, 2024, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $25.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.
Performance Stock Units
The fair value of performance stock units (“PSUs”) granted to employees is equal to the closing market price of the Company’s common stock on the grant date. PSUs are subject to vest only if certain specified sales-based criteria are achieved and the employees’ continued service with the Company. As of December 31, 2024, certain specified sales-based criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. PSUs generally vest over a three-year service period. The number of shares earned is adjusted based on the specified sales-based criteria achievement.
The following table summarizes the activity under the Company’s performance stock units in base units for the year ended December 31, 2024:

	Number of Awards in base units	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2023	147,835	$23.64
Granted	160,250	$26.49
Vested	(3,645)	$25.39
Cancelled/Forfeited	(19,485)	$24.60
Unvested and outstanding as of December 31, 2024	284,955	$25.15
As of December 31, 2024, the total unrecognized stock-based compensation related to performance stock units granted was $5.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.
2019 Employee Stock Purchase Plan
In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. The ESPP became effective on July 17, 2019 and generally provides for six-month consecutive offering periods beginning on May 11th and November 11th of each year. During the year ended December 31, 2024, 125,443 shares were issued under the ESPP. As of December 31, 2024, the Company had 1,382,616 shares available for future issuance under the ESPP. The stock-based compensation related to the ESPP for the years ended December 31, 2024, 2023 and 2022 was $1.0 million, $0.9 million and $0.7 million, respectively.
Restricted Common Stock
In November 2018, in connection with the issuance of Series A Preferred Stock, the Company’s founders agreed to modify their outstanding shares of common stock to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 562,500 modified shares of common stock became compensatory upon such modification. During the year ended December 31, 2022, 122,464 shares vested. All restricted common stock was fully vested as of December 31, 2022.
Stock-Based Compensation Expense
Total stock-based compensation is reflected in the accompanying consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative	$32,308	$24,131	$16,957
Research and development	15,188	10,892	10,050
Cost of sales	948	—	—
Total	$48,444	$35,023	$27,007
Stock-based compensation capitalized into inventory was $1.1 million, $0.8 million and $0.4 million for the years ended December 31, 2024, 2023, 2022, respectively.

13. Income Taxes
The provision for (benefit from) income taxes was based upon income (loss) before income taxes as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. source	$(89,937)	$(164,953)	$(142,661)
Non-U.S. source	3,025	2,529	590
Loss before income taxes	$(86,912)	$(162,424)	$(142,071)
The components of the Company’s income tax provision for (benefit from) were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Provision for income taxes:
Federal	$32	$37	$—
State	249	67	18
Foreign	749	887	157
	1,030	991	175
Benefit from deferred income taxes:
Federal	—	—	(5,503)
State	—	—	(1,078)
	—	—	(6,581)
Provision for (benefit from) income taxes	$1,030	$991	$(6,406)
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
A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.00%	21.00%	21.00%
State tax	3.95	3.57	7.40
Permanent differences	0.03	(0.50)	(0.65)
Other	(0.38)	1.12	(0.06)
Section 162(m) limitation	(3.29)	(1.33)	(2.99)
Foreign source income subject to U.S. tax	(0.45)	(1.69)	(1.43)
Orphan Drug and General Business Credit	7.50	1.91	4.96
Change in valuation allowance	(29.54)	(24.69)	(23.72)
Total tax (provision) benefit	(1.18)%	(0.61)%	4.51%

The significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$38,404	$40,455
Capitalized research and development expenses	51,694	38,065
Tax credit carryforwards	37,260	30,071
Interest limitation attributes	14,008	15,814
Stock-based compensation	9,949	8,419
Intangible assets	6,664	4,055
Accrued expenses	5,140	3,953
Inventory	4,097	2,316
Lease liabilities	2,144	269
Total deferred tax assets	169,360	143,417
Deferred tax liabilities:
Operating lease right-of-use assets	(1,885)	(161)
Fixed assets	(83)	(37)
Total deferred tax liabilities	(1,968)	(198)
Valuation allowance	(167,392)	(143,219)
Net deferred tax assets	$—	$—
The valuation allowance increased by $24.2 million, $40.2 million and $32.5 million for the years ended December 31, 2024, 2023, 2022, respectively. The tax benefit of deductible temporary differences or carryforwards is recorded as a deferred tax asset to the extent that management assesses the realization is “more likely than not.” Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the period available under the tax law. At December 31, 2024 and 2023, the Company has set up valuation allowances against all federal and state net deferred tax assets, because based on all available evidence, these deferred tax assets are not more than likely to be realizable.
As of December 31, 2024, The Company had the following net operating loss and tax credit carryforwards, which if not utilized, will expire as follows (in millions, except for expiry):

Type	Amount	Year
Federal net operating loss carryforwards	$156.1	Indefinite
Federal R&D and orphan drug credit carryforwards	$44.8	2039
State net operating loss carryforwards	$94.2	2032 - 2038
State R&D and orphan drug credit carryforwards	$6.4	Indefinite
In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards and the research and development credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards and research and development credit carryforwards before utilization and may be material. As of December 31, 2024, the Company determined that it has not experienced an ownership change and determined that NOLs and tax credits are not subject to a limitation pursuant to Section 382.
The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$10,454	$9,254
Increase related to prior year tax positions	337	—
Increases related to current year tax positions	2,174	1,200
Balance at end of year	$12,965	$10,454
The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary roll-forward above. The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The Company’s effective income tax rate would not be impacted if the unrecognized tax benefits were recognized in 2024 and 2023, as the Company is in a full valuation allowance position.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. All of the Company’s tax returns in all jurisdictions remain open to examination since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2024 and 2023, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2024 and 2023, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place in the Tax Act.
14. Segment Reporting
The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s operations and business as one operating segment and allocates resources to operations of the Company on an entity-wide basis. The CODM assesses performance of the Company and determines resource allocation primarily based on net product sales and loss from operations on a consolidated basis. The CODM uses loss from operations to monitor budget versus actual results and considers any adjustments and actions required for good fiscal management.
The Company’s CODM is regularly provided with entity-wide expense categories similar to those found in the consolidated statements of operations, as well as the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue:
Product sales, net	$336,409	$178,874	$75,062
License and other revenue	479	7,500	2,000
Total revenue	336,888	186,374	77,062
Less:
Cost of sales (excluding intangible amortization and other non-cash expenses)	50,672	33,215	9,481
General and administrative expenses (excluding stock-based compensation)	45,617	36,902	24,405
Commercialization and Medical Affairs expenses (excluding stock-based compensation)	124,296	84,847	47,704
Research and development expenses (excluding stock-based compensation)	125,442	91,717	96,792
Stock-based compensation	47,496	35,023	27,007
Intangible amortization and other non-cash expenses	30,971	13,824	2,893
Loss from operations	$(87,606)	$(109,154)	$(131,220)

15. Commitments and Contingencies
Certain of the Company’s contractual arrangements with contract manufacturing organizations require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's consolidated financial statements.
The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and may include, for example, commercial, intellectual property, and employment matters. The Company intends to defend itself vigorously in such matters and when warranted, take legal action against others. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements.
An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not accrue amounts for liabilities that it does not believe are probable. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. During the periods presented, the Company has not recorded any accrual for loss contingencies associated with government regulations, claims or legal actions, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We maintain internal control over financial reporting designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2024. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Remediation of Prior Material Weakness
As previously discussed in Item 9A “Controls and Procedures” of our Annual Report for the period ended December 31, 2023, management identified a material weakness in our internal control over financial reporting related to the existence and valuation of inventory, specifically, the controls over existence of inventory located at third parties and the net realizable value assessment of on-hand inventory and future purchases under firm commitments.
Management enhanced its precision and the level of evidence retained of reviews performed. In addition, management designed and implemented additional control activities over inventory located at third parties and the assessment of net realizable value of on-hand inventory and future purchases under firm commitments.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Christopher Peetz, Chief Executive Officer	Adopted	November 22, 2024	X		Up to 120,000	November 21, 2025
Jody Howe, Senior Vice President, Global Controller	Adopted	December 16, 2024	X		Up to 105,707 (a)	November 30, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(a) This number includes shares of our common stock issuable pursuant to awards of unvested restricted stock units (“RSUs”) and unvested performance stock units (“PSUs”). The PSUs are subject to the achievement of certain performance conditions as set forth in the applicable PSU agreement. The actual number of PSUs that vest following the end of an applicable performance period, if any, vary and therefore the resulting shares of our common stock available for sale under the plan will depend on the attainment of the performance metrics. The maximum number of shares to be sold will be reduced by net shares withheld to satisfy tax withholding obligations that arise in connection with the vesting and settlement. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events and assumed the maximum payout of the PSUs.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained under the proposal captioned “Election of Directors” and captions “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers,” “Insider Trading Arrangements and Policies” and “Delinquent Section 16(a) Reports,” if any, in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders (“Definitive Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.
Code of Business Conduct and Ethics
We maintain a Code of Conduct that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is posted on our website at www.mirumpharma.com. If we make any amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.
Item 11. Executive Compensation.
The information required by this item will be set forth under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information” in our Definitive Proxy Statement and is incorporated herein by reference.
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
(a)The following documents are filed as part of this Annual Report:
(1)Financial statements
The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
(2)Financial statement schedules
Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.
(3)Exhibits
The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.
Item 16. Form 10-K Summary.
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

4.2
Description of Common Stock of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024, and incorporated by reference herein).

4.3
Indenture, dated as of April 17, 2023, between Mirum Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2023, and incorporated by reference herein).

4.4
Form of certificate representing the 4.00% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.3 above) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2023, and incorporated by reference herein).

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

10.2C+
Forms of international grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2022, and incorporated by reference herein).

10.2D+
Forms of international director grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2022, and incorporated by reference herein).

10.2E+
Forms of international restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2022, and incorporated by reference herein).

10.2F+
Forms of restricted stock unit grant notice and award agreement for non-employee directors electing to defer settlement of restricted stock units under the Mirum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on May 8, 2024, and incorporated by reference herein).

10.3+
Mirum Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on July 8, 2019, and incorporated by reference herein).

10.3A+
Mirum Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan Terms and conditions – Non-U.S. Participants (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2022, and incorporated by reference herein).

10.4+
Mirum Pharmaceuticals, Inc. 2020 Inducement plan, as amended August 24, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 15, 2024, and incorporated by reference herein).

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

10.4C+
Forms of international grant notice, stock option agreement and notice of exercise under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2022, and incorporated by reference herein).

10.4D+
Forms of international restricted stock unit grant notice and award agreement under the Mirum Pharmaceuticals, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2022, and incorporated by reference herein).

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

10.12+
Offer Letter by and between the Registrant and Joanne Quan, dated January 11, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2024, and incorporated by reference herein)

10.13#¥
License Agreement by and between Lumena Pharmaceuticals, Inc. and Satiogen Pharmaceuticals, Inc., dated February 8, 2011 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.13A#
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

10.15A#
Amendment No. 1 to License Agreement by and between Shire Orphan and Rare Disease GmbH (successor in interest of Lumena Pharmaceuticals, Inc.) and Sanofi-Aventis Deutschland GmbH, dated June 26, 2015 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.16#¥
Assignment and License Agreement by and between the Registrant and Shire International GmbH, dated November 5, 2018 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.17*¥
Office Lease, dated January 17, 2024, by and between the Registrant and Hudson Metro Center, LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024, and incorporated by reference herein).

10.18
Sales Agreement by and between the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co., dated November 2, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2023).

10.19+
Mirum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended and in effect prior to April 4, 2024 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024, and incorporated by reference herein).

10.20+
Mirum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended April 4, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2024, and incorporated by reference herein).

19.1*	Mirum Pharmaceuticals, Inc. Insider Trading and Window Period Policy, as amended.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 8, 2023, and incorporated by reference herein).
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Mirum Pharmaceuticals Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024, and incorporated by reference herein).

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
_______________________________________________________________________________
*Filed herewith.
+Indicates management contract or compensatory plan.
#Pursuant to Item 601(b)(2) and Item 601(b)(10) of Regulation S-K, as applicable, certain portions of this exhibit have been omitted (indicated by “[*]” or “[…***…]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.
¥Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
†The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRUM PHARMACEUTICALS, INC.

Date: February 26, 2025	By:	/s/ Christopher Peetz
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

Name	Title	Date

/s/ Christopher Peetz	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Christopher Peetz

/s/ Eric Bjerkholt	Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Eric Bjerkholt

/s/ Jody Howe	Senior Vice President, Global Controller (Principal Accounting Officer)	February 26, 2025
Jody Howe

/s/ Laura Brege	Director	February 26, 2025
Laura Brege

/s/ Lon Cardon, Ph.D.	Director	February 26, 2025
Lon Cardon, Ph.D.

/s/ William C. Fairey	Director	February 26, 2025
William C. Fairey

/s/ Laurent Fischer, M.D.	Director	February 26, 2025
Laurent Fischer, M.D.

/s/ Michael Grey	Director	February 26, 2025
Michael Grey

/s/ Patrick Heron	Director	February 26, 2025
Patrick Heron

/s/ Saira Ramasastry, M.S., M.Phil	Director	February 26, 2025
Saira Ramasastry, M.S., M.Phil

/s/ Timothy Walbert	Director	February 26, 2025
Timothy Walbert