Form 10-Q
period 2025-03-31
Mirum Pharmaceuticals, Inc.
filed 2025-05-07
CIK 1759425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of May 2, 2025 was 49,534,709.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Mirum Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$211,822	$222,503
Short-term investments	65,852	57,812
Accounts receivable	95,852	78,286
Inventory	22,418	22,403
Prepaid expenses and other current assets	14,874	11,784
Total current assets	410,818	392,788
Restricted cash	425	425
Long-term investments	20,912	12,526
Property and equipment, net	1,108	1,139
Operating lease right-of-use assets	7,663	8,675
Intangible assets, net	243,845	249,819
Other assets	5,474	5,382
Total assets	$690,245	$670,754
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,639	$14,618
Accrued expenses and other current liabilities	115,938	111,933
Total current liabilities	127,577	126,551
Operating lease liabilities, noncurrent	7,003	7,972
Convertible notes payable, net, noncurrent	308,509	308,082
Other liabilities	13,900	2,509
Total liabilities	456,989	445,114
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,451,223 and 48,338,096 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	892,367	870,189
Accumulated deficit	(658,858)	(644,181)
Accumulated other comprehensive loss	(258)	(373)
Total stockholders’ equity	233,256	225,640
Total liabilities and stockholders’ equity	$690,245	$670,754
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product sales, net	$111,585	$68,917
License and other revenue	—	305
Total revenue	111,585	69,222
Operating expenses:
Cost of sales	23,018	17,830
Research and development	46,044	32,222
Selling, general and administrative	57,706	45,638
Total operating expenses	126,768	95,690
Loss from operations	(15,183)	(26,468)
Other income (expense):
Interest income	3,023	3,633
Interest expense	(3,596)	(3,577)
Other income, net	2,108	1,757
Net loss before provision for income taxes	(13,648)	(24,655)
Provision for income taxes	1,029	624
Net loss	$(14,677)	$(25,279)
Net loss per share, basic and diluted	$(0.30)	$(0.54)
Weighted-average shares of common stock outstanding, basic and diluted	48,889,058	46,927,550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(14,677)	$(25,279)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(23)	—
Cumulative translation adjustments	138	(1,657)
Comprehensive loss	$(14,562)	$(26,936)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	48,338,096	$5	$870,189	$(644,181)	$(373)	$225,640
Issuance of common stock in connection with equity award plans	1,112,939	—	6,359	—	—	6,359
Conversion of convertible notes, net	188	—	6	—	—	6
Stock-based compensation	—	—	15,813	—	—	15,813
Net loss	—	—	—	(14,677)	—	(14,677)
Other comprehensive income	—	—	—	—	115	115
Balance as of March 31, 2025	49,451,223	$5	$892,367	$(658,858)	$(258)	$233,256

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	46,723,143	$5	$803,260	$(556,239)	$1,644	$248,670
Issuance of common stock in connection with equity award plans	337,963	—	1,205	—	—	1,205
Stock-based compensation	—	—	11,664	—	—	11,664
Net loss	—	—	—	(25,279)	—	(25,279)
Other comprehensive loss	—	—	—	—	(1,657)	(1,657)
Balance as of March 31, 2024	47,061,106	$5	$816,129	$(581,518)	$(13)	$234,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(14,677)	$(25,279)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Stock-based compensation	15,803	11,450
Depreciation and amortization	6,052	5,664
Inventory reserves and firm commitment losses	2,349	237
Amortization of debt discount and offering costs	433	414
Unrealized foreign exchange gain	(658)	(1,734)
Non-cash lease expense	390	237
Other	(356)	281
Change in operating assets and liabilities:
Accounts receivable	(16,833)	12,969
Prepaid and other current assets	(3,029)	918
Inventory	(2,672)	(964)
Other assets	(92)	11
Accounts payable, accrued expenses and other liabilities	11,737	11,277
Operating lease liabilities	(408)	(269)
Net cash (used in) provided by operating activities	(1,961)	15,212
Investing activities
Purchase of investments	(33,526)	—
Proceeds from maturities of investments	17,433	—
Purchase of property and equipment	(41)	(13)
Net cash used in investing activities	(16,134)	(13)
Financing activities
Proceeds from issuance of common stock pursuant to equity plans	6,359	1,205
Net cash provided by financing activities	6,359	1,205
Effect of exchange rate on cash, cash equivalents and restricted cash	1,055	113
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,681)	16,517
Cash, cash equivalents and restricted cash at beginning of period	222,928	286,326
Cash, cash equivalents and restricted cash at end of period	$212,247	$302,843

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$583	$289
Cash paid for income taxes	$162	$139
Non-cash operating, investing and financing activities:
Accrued milestone payments classified as intangible assets, net	$—	$10,000
Decrease in ROU assets and lease liabilities due to lease modification	$649	$723
Stock-based compensation capitalized to inventory	$212	$214
Conversion of convertible notes, net into shares of common stock	$6	$—
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
The Company has three approved medicines: LIVMARLI® (maralixibat) (“Livmarli”), Cholbam® (cholic acid) capsules (“Cholbam”), and Chenodal® or CTEXLI® (chenodiol) tablets (“Chenodal” or “Ctexli”).
Livmarli is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”), the European Union (“EU”) and various other countries around the world and for cholestatic pruritus in patients with primary familial intrahepatic cholestasis (“PFIC”) in the U.S. and for the treatment of PFIC in the EU.
Cholbam is FDA-approved for the treatment of bile acid synthesis disorders due to single enzyme deficiencies and adjunctive treatment of peroxisomal disorders in patients who show signs or symptoms of liver disease. In February 2025, the Company received FDA approval for chenodiol tablets for the treatment of CTX in adults, which will be commercialized under the brand name Ctexli. Prior to the approval of Ctexli, chenodiol tablets were commercialized under the brand name Chenodal under a medical necessity recognition from the FDA. Cholbam, Ctexli and Chenodal, collectively, are referred to as the “Bile Acid Medicines”.
The Company’s development pipeline consists of the clinical-stage product candidate volixibat, MRM-3379 and indication expansion opportunities for Livmarli.
The Company commenced significant operations in November 2018. The Company views its operations and manages its business as one operating segment and has determined its operating segment on the same basis that it uses to evaluate its performance internally.
Liquidity
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of March 31, 2025, the Company had an accumulated deficit of $658.9 million and unrestricted cash, cash equivalents and investments of $298.6 million. The Company’s convertible notes are convertible at the option of the holders during the second quarter of 2025. If holders of the convertible notes elect to convert, the Company may elect to settle such conversions in cash, common stock or a combination of the two. The Company believes that its unrestricted cash, cash equivalents and investments of $298.6 million as of March 31, 2025, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2024, as filed with the SEC on February 26, 2025.

Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that impact the reported amounts. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.
The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, tariffs and trade tensions, high interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Reclassifications
Amounts related to the cost recognized on sale of acquired inventory in the statement of cash flows for the three months ended March 31, 2024 have been reclassified to conform to the current presentation.
Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2025	2024
Cash and cash equivalents	$211,822	$302,843
Restricted cash	425	—
Total cash, cash equivalents, and restricted cash	$212,247	$302,843
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
The Company relies on a single third-party logistics provider (“3PL”) and a single specialty pharmacy for all of the Company’s sales of its approved medicines in the United States as well as a single 3PL outside the United States.
The Company sources materials and services through several vendors. Certain materials are sourced from a single vendor. The loss of certain vendors could result in a temporary disruption of the Company’s commercialization efforts.
As of March 31, 2025, the Company had one customer who individually accounted for 14% of accounts receivable. As of December 31, 2024, the Company did not have any customers that individually accounted for more than 10% of accounts receivable. For the three months ended March 31, 2025 and 2024, the Company did not have revenue attributable to any one customer in excess of 10% of sales.
Accounts Receivable
The Company has accounts receivable amounts due from product sales. The Company may also have accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of March 31, 2025. There was no bad debt expense for the three months ended March 31, 2025 and 2024.
Product Sales, Net
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for discounts, government rebates, co-pay assistance, returns and other allowances that are offered within contracts with a customer relating to the sale of the Company’s approved medicines. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Overall, these estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are reviewed and updated quarterly as additional information becomes known. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. Significant categories of sales deductions are as follows:
Government Rebates: The Company records rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are generated. The Company’s rebate calculations may require estimates, including estimates of customer and payor mix and revenue projections, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. Government rebate payments vary in timing depending on the nature, and are generally quarterly or annually.
Other Incentives: Other incentives include a branded co-pay assistance program for eligible patients with commercial insurance in the United States. The branded co-pay assistance program assists commercially insured patients who have coverage for the Company’s approved medicines and is intended to reduce each participating patient’s portion of the financial responsibility of the purchase price up to a specified dollar amount of assistance. The calculation of the accrual for co-pay assistance is based upon an identification of claims and the cost per claims associated with product that has been recognized as revenue. The Company records amounts paid under the brand specific co-pay assistance program for each patient as a reduction of revenue from product sales.
Product Returns: The Company records revenue for product sales, net of estimated product returns. Customers have limited return rights related only to the product’s damage or defect identified upon delivery of the product. The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a liability in the period the related product revenue is recognized.
The Company relies on a specialty pharmacy for all of its sales of its approved medicines in each of the U.S. and Canada. Outside of the U.S., the Company’s approved medicines are sold to its authorized distributors, licensed partners or directly to government purchasers or hospitals, which act as end users. For revenues from distributors and the Company’s licensed partner in Japan, Takeda, the Company records net product sales at the time control of the product is transferred, based on the estimated variable consideration. The transaction price, which may include fixed or variable consideration may be subject to constraint and is included in the product sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. The Company recognizes its best estimate of the consideration expected to be received when control of the inventory is transferred. Such estimates may be complex and include estimates as to if and when the distributors and licensed partner’s sales in the market will occur. Estimates are reviewed and updated as additional information, including in-market sales information of our authorized distributors and licensed partners, becomes known. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The Company is entitled to payment in connection with the supply of product under standard industry payment terms. Actual consideration amounts are determined and settled generally quarterly or annually. If the consideration received or receivable exceeds the Company’s estimates of product sales, the Company recognizes a liability. If the estimated product sales exceed the payment received or receivable, the Company records a receivable or contract asset related to the amounts not yet collected, depending on the circumstances.
Liabilities associated with sales deductions are included in accrued expenses and other current liabilities or in other liabilities on the accompanying unaudited condensed consolidated balance sheets depending on contractual settlement timelines.
The following table represents total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Three Months Ended March 31,
	2025	2024
Product sales, net:
Livmarli	$73,224	$42,845
Bile Acid Medicines	38,361	26,072
Total product sales, net	111,585	68,917
License and other revenue	—	305
Total revenues	$111,585	$69,222
The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$86,922	$56,111
Rest of the world	24,663	12,806
Total product sales, net	$111,585	$68,917

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
Foreign currency transaction gains and losses are included in other income (expense), net in the unaudited condensed consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction. Unrealized foreign exchange gains amounted to $0.7 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. Realized foreign exchange gains and losses were insignificant for the three months ended March 31, 2025 and 2024.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, contingently issuable employee stock purchase plan shares and common stock issuable upon conversion of convertible notes because their effect would be anti-dilutive due to the Company’s net loss. Basic and diluted net loss per share were the same for the three months ended March 31, 2025 and 2024.
The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2025	2024
Options to purchase common stock and restricted stock units	12,712,908	12,525,389
Common stock issuable upon conversion of convertible notes	9,964,058	9,964,247
Employee stock purchase plan contingently issuable	51,465	48,297
Total	22,728,431	22,537,933
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. Subsequently in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”) to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

3. Fair Value Measurements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$182,259	$—	$—	$182,259
U.S. treasury bills	4,981	—	—	4,981
Corporate debt securities	—	54,457	—	54,457
U.S. government bonds	—	24,918	—	24,918
Commercial paper	—	2,408	—	2,408
Total financial assets	$187,240	$81,783	$—	$269,023

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$202,965	$—	$—	$202,965
U.S. treasury bills	$2,964	$—	$—	$2,964
Corporate debt securities	$—	$37,978	$—	$37,978
U.S. government bonds	$—	$26,904	$—	$26,904
Agency bonds	$—	$2,492	$—	$2,492
Total financial assets	$205,929	$67,374	$—	$273,303
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024 approximate their related fair values due to their short-term nature.
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

4. Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$182,259	$—	$—	$182,259
U.S. treasury bills	4,980	1	—	4,981
Corporate debt securities	54,422	43	(8)	54,457
U.S. government bonds	24,849	69	—	24,918
Commercial paper	2,407	1	—	2,408
Total cash equivalents and investments	$268,917	$114	$(8)	$269,023
Classified as:
Cash equivalents				$182,259
Short-term investments				65,852
Long-term investments				20,912
Total cash equivalents and investments				$269,023

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$202,965	$—	$—	$202,965
U.S. treasury bills	$2,957	$7	$—	$2,964
Corporate debt securities	$37,942	$50	$(14)	$37,978
U.S. government bonds	$26,819	$90	$(5)	$26,904
Agency bonds	$2,490	$2	$—	$2,492
Total cash equivalents and investments	$273,173	$149	$(19)	$273,303
Classified as:
Cash equivalents				$202,965
Short-term investments				57,812
Long-term investments				12,526
Total cash equivalents and investments				$273,303
As of March 31, 2025, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$65,852
One to two years	20,912
Total	$86,764
During the three months ended March 31, 2025 and 2024, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any material unrealized gains or losses on these securities.

5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$3,026	$3,030
Work in progress	15,817	16,089
Finished goods	3,575	3,284
Total inventory	$22,418	$22,403
Intangible Assets, Net
The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$59,000	$(8,235)	$50,765	12.3
Developed technology	226,620	(33,998)	192,622	10.4
Assembled workforce	970	(512)	458	1.4
Total intangible assets	$286,590	$(42,745)	$243,845	10.8

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$59,000	$(7,092)	$51,908	12.6
Developed technology	226,620	(29,248)	197,372	10.7
Assembled workforce	970	(431)	539	1.7
Total intangible assets	$286,590	$(36,771)	$249,819	11.1
Amortization expense was $6.0 million and $5.5 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense was included in cost of sales in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of March 31, 2025 (in thousands):

Amount
2025 (remaining nine months)	17,924
2026	23,791
2027	23,575
2028	23,575
2029	23,575
Thereafter	131,405
$243,845

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued sales deductions	$43,132	$37,361
Accrued compensation and related benefits	16,599	32,248
Accrued professional service fees	13,969	12,545
Accrued contract manufacturing and non-clinical costs	8,304	7,555
Accrued royalties payable	10,088	9,361
Accrued clinical trials	9,843	7,148
Accrued interest	5,271	2,108
Accrued loss on firm purchase commitments	2,088	1,898
Operating lease liabilities, current	1,644	1,709
Accrued milestone payment	5,000	—
Total accrued expenses and other current liabilities	$115,938	$111,933
Other liabilities
Other liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Noncurrent accrued sales deductions and other	$9,952	$—
Noncurrent accrued loss on firm purchase commitments	3,948	2,509
Total other liabilities	$13,900	$2,509
6. Asset Acquisitions
License Agreement with Enthorin Therapeutics, LLC
In October 2024, the Company entered into a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC (“Enthorin”), under which the Company acquired the worldwide rights to develop, manufacture and commercialize a compound designated as ENT-3379, renamed MRM-3379, in exchange for an upfront payment of $7.5 million and up to an additional $217.5 million upon the achievement of regulatory and sales-based milestones as well as mid-single digit percent royalties on any future sales of MRM-3379.
Asset Purchase Agreement with Travere Therapeutics, Inc.
On August 31, 2023, the Company completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”). In accordance with the terms and conditions of the Asset Purchase Agreement entered into with Travere, the Company purchased from Travere substantially all of the assets related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of the Bile Acid Medicines. The Company paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines.
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

The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. Through March 31, 2025 under this agreement, the Company paid or accrued $91.5 million for the achievement of various clinical development, regulatory and commercial milestones.
The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. During the three months ended March 31, 2024, the Company achieved the $10.0 million regulatory milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA, which was capitalized as an intangible asset. During the three months ended March 31, 2025, the Company achieved a $5.0 million development milestone related to maralixibat, which was recognized in research and development expense in the accompanying unaudited condensed consolidated statement of operations. There were no volixibat development and regulatory milestones achieved during the three months ended March 31, 2025 and 2024.
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
In May 2022, the Company completed the merger and acquisition of Satiogen. Through the transaction, the Company obtained all Satiogen licensing payments and Satiogen-owned intellectual property relating to Livmarli and volixibat. The transaction resulted in a reduction of total licensing royalty obligations for Livmarli and volixibat.
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
Sanofi License
Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The

Company has not paid milestone payments pursuant to this agreement for the periods presented. Through March 31, 2025, no milestones have been achieved.
7. License Agreements
Licensing Agreement with Takeda
In September 2021, the Company entered into an exclusive licensing agreement with Takeda for the development and commercialization of Livmarli in Japan for ALGS, PFIC, and BA. Further, in October 2024, the parties entered into a commercial supply agreement. Under the terms of the agreements, Takeda is responsible for development and commercialization of Livmarli for licensed indications in Japan, while the Company is responsible for commercial supply to Takeda. In accordance with the agreements, in exchange for commercial inventory supply, the Company is eligible to receive a percentage of Takeda’s net sales, which range from high double digits declining to mid double digits over the first four years from commercial launch and thereafter remains at mid double digits. The Company records net product sales at the time control of the product is transferred, based on the estimated variable consideration.
8. Leases
The Company has operating leases for office spaces in various locations, including its headquarters in Foster City, the lease for which was entered into in January 2024 and has a lease term of approximately five years. In March 2025, the Company entered into an operating lease agreement for office space at an international location and expects the lease to commence in the second quarter of 2025. The Company will be paying approximately $1.8 million in base rent over the lease term of approximately five years.
The following tables contain a summary of other information and the undiscounted future minimum payments pertaining to the Company’s operating leases that had commenced as of the end of the periods presented:

March 31, 2025
Weighted-average incremental borrowing rate	7.5%
Weighted-average remaining lease term (in years)	4.4 years

Undiscounted Rent Payments
as of March 31, 2025
(in thousands)
2025 (remaining nine months)	$1,664
2026	2,259
2027	2,324
2028	2,331
2029	1,551
Total undiscounted lease payments	10,129
Less: imputed interest	(1,482)
Total lease liability	$8,647
Rent expense was $0.6 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. Variable lease payments for operating expenses for the three months ended March 31, 2025 and 2024 were insignificant.

9. Convertible Notes
Except as described below, the Company’s convertible notes are described in Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report.
The convertible notes consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal amount	$316,244	$316,250
Unamortized debt discount and issuance costs	(7,735)	(8,168)
Net carrying amount	$308,509	$308,082
During the fourth quarter of 2024 and the first quarter of 2025, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 4.00% Convertible Senior Notes due 2029 (the “Notes”) for more than 20 trading days during the 30 consecutive trading days ended December 31, 2024 and March 31, 2025, respectively. As a result, for the quarterly period ended March 31, 2025, the Notes were, and for the quarterly period ending June 30, 2025, the Notes are, convertible at the option of the holders of the Notes. During the three months ended March 31, 2025 and through the date of this filing, the amount of the principal balance of the Notes that has been converted was not material.
The Company incurred $10.9 million of transaction costs related to the issuance of the Notes, which are being amortized to interest expense over the term of the Notes using the effective interest method. As of March 31, 2025, the remaining amortization period of the debt discount was approximately 4.1 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2025	2024
Coupon interest expense	$3,163	$3,163
Amortization of debt discount and issuance costs	433	414
Total interest expense on convertible notes	$3,596	$3,577
As of March 31, 2025 and December 31, 2024, the estimated fair value of the Notes was $517.7 million and $481.9 million, respectively. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy.
10. Stockholders’ Equity
Common Stock
On September 9, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of March 31, 2025, the Company had not issued any securities pursuant to the automatic shelf registration statement.
On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of March 31, 2025, the Company had not issued any securities pursuant to the 2023 Sales Agreement.

Common Stock Reserved for Issuance
Common stock reserved for issuance is as follows:

As of March 31, 2025
Stock options, restricted stock units and performance stock units issued and outstanding	12,712,908
Reserved for future stock awards or option grants	2,577,799
Reserved for employee stock purchase plan	1,865,996
Common stock issuable upon conversion of convertible notes	9,964,058
27,120,761
11. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2025 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	10,031,486	$18.12	6.5	$233,161
Granted	1,416,911	$47.76
Exercised	(555,867)	$11.44
Canceled and forfeited	(55,494)	$23.93
Outstanding as of March 31, 2025	10,837,036	$22.31	6.8	$250,484
Vested and exercisable as of March 31, 2025	6,772,788	$15.46	5.5	$200,429
The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2025 and 2024 was $31.97 and $19.01 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $20.0 million and $0.7 million, respectively. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. As of March 31, 2025, the total unrecognized stock-based compensation related to unvested stock option awards granted was $88.9 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.
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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.08	6.08
Expected volatility	70.70%-71.31%	78.21%-80.36%
Risk-free interest rate	4.05%-4.65%	3.82%-4.16%
Expected dividend yield	—	—
Restricted Stock Units
The following table summarizes the activity under the Company’s restricted stock units for the three months ended March 31, 2025:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2024	1,392,562	$26.63
Granted	557,255	$47.69
Vested	(409,397)	$23.17
Cancelled/Forfeited	(18,291)	$27.10
Unvested and outstanding as of March 31, 2025	1,522,129	$35.27
The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.
As of March 31, 2025, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $45.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
Performance Stock Units
The fair value of performance stock units (“PSUs”) granted to employees is equal to the closing market price of the Company’s common stock on the grant date. PSUs are subject to vest only if certain specified sales-based criteria are achieved and the employees’ continued service with the Company. As of March 31, 2025, certain specified sales-based criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. PSUs generally vest over a three-year service period. The number of shares earned is adjusted based on the specified sales-based criteria achievement.
The following table summarizes the activity under the Company’s performance stock units for the three months ended March 31, 2025:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2024	284,955	$25.15
Granted	217,547	$40.18
Vested	(147,675)	$23.92
Cancelled/Forfeited	(1,084)	$25.39
Unvested and outstanding as of March 31, 2025	353,743	$34.91
As of March 31, 2025, the total unrecognized stock compensation related to performance stock units granted was $10.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.

Compensation Expense
Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$10,243	$7,589
Research and development	5,229	3,861
Cost of sales	331	—
Total	$15,803	$11,450
Stock-based compensation capitalized into inventory was $0.2 million for each of the three months ended March 31, 2025 and 2024.
12. Segment Reporting
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
The Company’s CODM is regularly provided with entity-wide expense categories similar to those found in the consolidated statements of operations, as well as the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Product sales, net	$111,585	$68,917
License and other revenue	—	305
Total revenue	111,585	69,222
Less:
Cost of sales (excluding intangible amortization and other non-cash expenses)	17,124	10,220
General and administrative expenses (excluding stock-based compensation)	11,681	11,616
Commercialization and Medical Affairs expenses (excluding stock-based compensation)	35,782	26,433
Research and development expenses (excluding stock-based compensation)	40,815	28,361
Stock-based compensation	15,472	11,450
Intangible amortization and other non-cash expenses	5,894	7,610
Loss from operations	$(15,183)	$(26,468)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Mirum,” “we,” “us” and “our” refer to Mirum Pharmaceuticals, Inc. and its consolidated subsidiaries.
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
Overview
We are a biopharmaceutical company dedicated to transforming the treatment of rare diseases. We have three approved medicines: LIVMARLI® (maralixibat) (“Livmarli”), CHOLBAM® (cholic acid) capsules (“Cholbam”), and CHENODAL® or CTEXLI® (chenodiol) tablets (“Chenodal” or “Ctexli”).
Livmarli is a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor (“IBATi”) that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”), the European Union (“EU”) and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the U.S. and for the treatment of PFIC in the EU. We market and commercialize Livmarli in the U.S., Canada and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. In March 2025, our partner Takeda received approval by the Japanese Ministry of Health, Labour, and Welfare for Livmarli for the treatment of cholestatic pruritus in patients with ALGS and PFIC.
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
The FDA approved Cholbam in March 2015, as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders, including peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”). Chenodiol is standard of care for the treatment of cerebrotendinous xanthomatosis (“CTX”) in the United States with a medical necessity recognition by the FDA and was commercialized under the brand name Chenodal. We submitted a new drug application (“NDA”) for chenodiol for the treatment of CTX in 2024 and received FDA approval for the treatment of adults with CTX in February 2025, which will be commercialized under the brand name Ctexli. We currently commercialize Chenodal and Cholbam, and plan to commercialize Ctexli, in the U.S. through our specialized and focused commercial team. We have also assumed license and distribution agreements with several rare disease companies for the commercialization of Cholbam and chenodiol in additional countries.
We are developing Livmarli for certain rare cholestatic conditions through the Phase 3 EXPAND study, which we initiated in the fourth quarter of 2024. In addition, we are advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”), and in October 2024, we announced that the FDA granted Breakthrough Therapy Designation for volixibat as a potential treatment for cholestatic pruritus in patients with PBC. We conducted an interim analysis of our VISTAS Phase 2b clinical trial in PSC and reported interim data from our VANTAGE Phase 2b clinical trial in PBC in June 2024. We expect the VISTAS Phase 2b clinical trial in PSC to complete enrollment in the third quarter of 2025 with topline data expected in the second quarter of 2026, and we expect the VANTAGE Phase 2b clinical trial in PBC to complete enrollment in 2026.
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
Financial Overview
Our net loss was $14.7 million and $25.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $658.9 million, compared to $644.2 million as of December 31, 2024. As of March 31, 2025, we had unrestricted cash, cash equivalents and investments of $298.6 million, compared to unrestricted cash, cash equivalents and investments of $292.8 million as of December 31, 2024.
We anticipate we will continue to generate net losses for the foreseeable future as we continue commercial activities for our approved medicines, conduct our ongoing and planned clinical trials, seek regulatory approvals for our product candidates and make potential milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We expect that total product sales of our approved medicines will continue to increase on an annual basis; however, due to large periodic orders from Takeda and our distributors, our product revenue may experience fluctuations. Additionally, our product revenues from Takeda are based upon variable consideration estimates. If actual results vary from our estimates, we will make adjustments in the period when such variances become known. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.
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
Product Sales, Net
We have three approved medicines: Livmarli, Cholbam and Chenodal, or Ctexli. We expect total product sales of our approved medicines will continue to increase on an annual basis.
Our U.S. revenue from product sales, net further depends on our prescription mix of commercial payors, Medicaid and amounts of free medicines provided under our patient assistance program. We expect our prescription mix and resulting gross to net adjustment in the U.S. to remain consistent. Our revenue from product sales is recognized when the control of the product is transferred. Under our license agreement with Takeda as well as agreements with distributors, we may receive large periodic orders for our products. The timing of these orders can be inconsistent and can create significant quarter-to-quarter variation in product sales.
Although we expect product revenues to increase as we continue commercial activities for our approved medicines, we may not achieve commercial success. Certain of our approved medicines, including the Bile Acid Medicines, are subject to immediate competition from compounded and generic entrants, as the abbreviated new drug application (“ANDA”) and NDA for these drug products have no remaining or current patent exclusivity. Chenodiol is standard of care for the treatment of CTX in the U.S. with a medical necessity recognition by the FDA. We submitted an

NDA for chenodiol for the treatment of CTX in 2024 and received FDA approval for the treatment of adults with CTX in February 2025, which will be commercialized under the brand name Ctexli. The FDA has granted orphan exclusivity for chenodiol for that indication.
Operating Expenses
Cost of Sales
Cost of sales consist of raw materials, third-party manufacturing costs, personnel, facility and other costs of manufacturing commercial products, transportation and freight, amortization of finite-lived intangible assets and royalty payments payable on net sales of our approved medicines under licensing agreements. Cost of sales may also include period costs related to certain manufacturing services and charges for inventory valuation reserves. In addition, we have firm commitments for the purchase of minimum order quantities for active pharmaceutical ingredients (“APIs”). We periodically evaluate these firm commitments to determine if these commitments are in excess of our needs. If any net loss is determined, we record a charge to cost of sales in the period identified. As of the date of our acquisition of the Bile Acid Medicines from Travere, inventory acquired was valued at its fair value. As a result, our cost of sales exceeded cost to manufacture the inventory and had a negative impact on our gross margin.
We expect cost of sales to increase in the future mainly due to variable costs associated with increased product sales such as royalties payable and inventory costs, partially offset by lower unit cost of sales for the Bile Acid Medicines, as we sold the acquired inventory valued at fair value in prior periods. We expect cost of sales to remain approximately unchanged as a percent of product sales in the future.
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
We expect our research and development expense may increase in the future as we continue to develop our volixibat product candidates, execute the EXPAND label expansion study for Livmarli and initiate development of MRM-3379.
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
Interest Expense
We incur interest expense on our convertible notes. Interest on our convertible notes consists of a 4.00% per annum fixed rate of interest and amortization of debt discount and amortization costs.
Other Income, Net
Other income, net consists of miscellaneous other income and expense and unrealized and realized currency gains and losses on net assets and liabilities denominated in foreign currency.
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
There have been no significant changes during the three months ended March 31, 2025, except as described below, in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Product Sales, Net
Revenues from direct product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, including amounts from payors and other third parties on behalf of our customers. For revenues from distributors and our licensed partner, Takeda, we record net product sales at the time control of the product is transferred, based on the estimated variable consideration to be received. The transaction price, which may include fixed or variable consideration may be subject to constraint and is included in the product sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. We recognize our best estimate of the consideration that we expect to receive when control of the inventory is transferred to our customer and revenue is recognized. Such estimates may be complex and include estimates as to if and when our distributors and licensed partner’s sales in the market will occur. Estimates are reviewed and updated quarterly as additional information, including in-market sales information of our authorized distributors and licensed partners, becomes known. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
We are obligated to pay rebates for mandated discounts under the Medicaid Drug Rebate Program and other foreign government programs. Our rebate calculations may require estimates based upon our actual historical experience, customer and payor mix and revenue projections. We update estimates and assumptions on a quarterly basis and record any necessary adjustments to revenue in the period identified. Estimated rebates are recorded as a reduction of revenue in the period the related sale is recognized. To date, actual government rebates have not differed materially from our estimates.
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
Revenue:
Product sales, net	$111,585	$68,917	$42,668
License and other revenue	—	305	(305)
Total revenue	111,585	69,222	42,363
Operating expenses:
Cost of sales	23,018	17,830	5,188
Research and development	46,044	32,222	13,822
Selling, general and administrative	57,706	45,638	12,068
Total operating expenses	126,768	95,690	31,078
Loss from operations	(15,183)	(26,468)	11,285
Other income (expense):
Interest income	3,023	3,633	(610)
Interest expense	(3,596)	(3,577)	(19)
Other income, net	2,108	1,757	351
Net loss before provision for income taxes	(13,648)	(24,655)	11,007
Provision for income taxes	1,029	624	405
Net loss	$(14,677)	$(25,279)	$10,602
Product Sales, Net
Product sales, net was $111.6 million for the three months ended March 31, 2025, compared to $68.9 million for the three months ended March 31, 2024. The increase in product sales, net was a result of our continued commercialization of Livmarli in the U.S. for the treatment of ALGS and PFIC, and in certain international markets directly or through distributor and partner orders and from our sales of the Bile Acid Medicines.
The following table disaggregates total Product sales, net (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Product sales, net:
Livmarli	$73,224	$42,845	$30,379
Bile Acid Medicines	38,361	26,072	12,289
Total product sales, net	$111,585	$68,917	$42,668
Cost of Sales
For the three months ended March 31, 2025, cost of sales was $23.0 million, compared to $17.8 million for the three months ended March 31, 2024. The increase in cost of sales was primarily a result of increases in royalty expense of $3.5 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements and a $2.0 million increase primarily associated with excess purchase commitments for APIs associated with Ctexli. These increases were offset by lower product cost of sales of $1.6 million primarily related to the Bile Acid Medicines as we substantially completed the sale of acquired inventory in prior periods which had been recorded at fair value.

Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
Product-specific costs:
Livmarli	$5,242	$6,445	$(1,203)
Volixibat	12,106	7,029	5,077
MRM-3379	733	—	733
Non product-specific costs:
Stock-based compensation	5,229	3,861	1,368
Personnel	11,385	9,153	2,232
License fees (milestone payments)	5,000	—	5,000
Other	6,349	5,734	615
Total research and development expenses	$46,044	$32,222	$13,822
Research and development expenses were $46.0 million for the three months ended March 31, 2025, an increase of $13.8 million compared to the three months ended March 31, 2024. The increase was primarily due to:
•for volixibat programs, an increase of $5.1 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials;
•for personnel related expenses, an increase of $2.2 million related primarily to increased employee headcount to support our development pipeline; and
•for license fees, an increase of $5.0 million due to a development milestone payment associated with our EXPAND study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $57.7 million for the three months ended March 31, 2025, an increase of $12.1 million compared to the three months ended March 31, 2024. The increase was primarily due to increases of $7.7 million in personnel and other compensation-related expenses, including an increase of $2.7 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $2.6 million in advertising, promotion and medical affairs expenses associated with commercial activities primarily driven by the Bile Acid Medicines and PFIC, and $1.6 million in other general administrative expenses.
Interest Income
Interest income was $3.0 million for the three months ended March 31, 2025, a decrease of $0.6 million compared to the three months ended March 31, 2024 largely due to lower yields on investments.
Interest Expense
Interest expense was $3.6 million for the three months ended March 31, 2025 and March 31, 2024, and related to interest expense incurred on our convertible notes.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $298.6 million of unrestricted cash, cash equivalents and investments as of March 31, 2025, compared to unrestricted cash, cash equivalents and investments of $292.8 million as of December 31, 2024. Since inception, we have incurred operating losses. As of March 31, 2025, we had an accumulated deficit of $658.9 million, compared to $644.2 million as of December 31, 2024.
In September 2022, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of March 31, 2025, we have not issued any securities pursuant to the 2022 Shelf Registration.
On November 2, 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”) pursuant to the 2022 Shelf Registration. We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. As of March 31, 2025, we have not issued any securities pursuant to the 2023 Sales Agreement.
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
Our primary use of cash is to fund operating expenses. Our cash flow from operating activities may experience material quarter to quarter fluctuations due to a number of factors, including the timing of inventory builds, accounts receivable collections, receipt and payment of invoices, development milestone payments to our license partners as well as the magnitude and timing of cash receipts from our product revenues associated with periodic orders from Takeda and our distributors.
Our principal source of liquidity is product revenue from sales of approved medicines. Until such time, if ever, as we can generate sufficient product revenue from sales of our approved medicines, our current product candidates or any future product candidates, if approved, to fund operations, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our primary cash needs are for day-to-day operations and to fund our working capital requirements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
In April 2023, we completed an offering of $316.3 million aggregate principal of the Notes, which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of $305.3 million after deducting the initial purchasers’ discounts and commissions and offering expenses. The Notes are our senior, unsecured obligations and accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The Notes will mature on May 1, 2029, unless earlier converted, redeemed or repurchased by us. The terms of these Notes are further described in Note 9 to our unaudited condensed consolidated financial statements.
During the first quarter of 2025, the last reported sale price of our common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended March 31, 2025. As a result, the Notes are convertible at the option of the holders of the Notes during the second quarter of 2025, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the Notes. If holders of the Notes elect to convert their Notes, we may elect to settle such conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock.
Under the Shire License Agreement, the Asset Purchase Agreement with Travere and license agreement with Enthorin as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 6 to our unaudited condensed consolidated financial statements.
We additionally have contractual obligations for our operating leases for our corporate headquarters. These obligations are further described in Note 8 to our unaudited condensed consolidated financial statements.
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
Cash Flows
The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(1,961)	$15,212
Net cash used in investing activities	(16,134)	(13)
Net cash provided by financing activities	6,359	1,205
Effect of exchange rate on cash, cash equivalents and restricted cash	1,055	113
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,681)	$16,517
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $2.0 million for the three months ended March 31, 2025, reflecting our net loss of $14.7 million offset by adjustments of $24.0 million. Adjustments consisted primarily of stock-based compensation, depreciation and amortization of our intangible assets and fixed assets, and charges associated with excess and obsolete inventory and firm commitment losses. Additionally, cash used in operating activities reflected changes in net operating assets of $11.3 million, primarily related to an increase in accounts receivable and payments made for accrued compensation and related benefits during the three months ended March 31, 2025. The net use of cash was offset by an increase in accrued sales deductions and royalties due to the growth from our product sales in the three months ended March 31, 2025, an increase in accrued interest in relation to the Notes and an increase in accrued milestone payments for the achievement of a maralixibat development milestone during the period.
Net cash provided by operating activities was $15.2 million for the three months ended March 31, 2024, reflecting our net loss of $25.3 million partially offset by adjustments of $16.5 million. Adjustments consisted primarily of stock-based compensation, and depreciation and amortization of our intangible assets and fixed assets. Additionally, cash provided by operating activities reflected changes in net operating assets of $23.9 million, consisting primarily of a decrease in accounts receivables due to timing of payments received related to sales of our approved medicines, an increase in accounts payable, accrued expenses and other liabilities primarily related to the increase in accrued sales deductions and accrued royalties payable due to our increased net product sales, and an increase in accrued interest expense related to the Notes issued in April 2023.

Net Cash Used in Investing Activities
Net cash used in investing activities was $16.1 million for the three months ended March 31, 2025, primarily due to purchases of investments offset by proceeds from maturities of investments.
Net cash used in investing activities for the three months ended March 31, 2024 was insignificant and related to purchases of property and equipment in the general course of business.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $6.4 million for the three months ended March 31, 2025, due to proceeds from employee equity award exercises.
Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2024, due to proceeds from employee equity award exercises.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments as of March 31, 2025 consist of readily available checking and money market funds and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the strategies we employ (including the short-term nature of the instruments in our portfolio and the low risk profile of our investments), as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. For example, a hypothetical change in interest rates of 10% would not have a material impact on the fair market value of our cash equivalents and investments as of March 31, 2025. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.
We have outstanding $316.2 million aggregate principal of the Notes as of March 31, 2025. The interest rates on these Notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of March 31, 2025, the approximate fair value of our Notes was $517.7 million.
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
Based on our overall foreign currency denominated exposures as of March 31, 2025, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $1.2 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in the USD exchange rate.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q.
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our ability to establish and enforce intellectual property rights in and to our approved medicines and avoid or successfully defend third-party patent interference or intellectual property infringement claims;
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
Growing and maintaining our own sales force to market Livmarli, Cholbam and Ctexli is expensive and time-consuming. Moreover, we may not be able to successfully or adequately develop this capability for our product candidates in development. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our approved medicines, and any agreements with such third parties may not be on terms that are favorable to us. To the extent we do rely on third parties to commercialize our approved medicines and our other product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In addition, we have entered into a limited number of partner and distributor agreements. Any loss, commercial failure, or termination of rights pursuant to these agreements could delay or hinder our commercialization efforts.
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

In many foreign countries, including EU Member States, the pricing of prescription drugs is subject to governmental control and the proposed pricing for a drug must be approved before it may be lawfully marketed. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product and varies between countries. In addition, there can be considerable pressure from governments and other stakeholders on prices and reimbursement levels. For instance, governmental authorities in the EU Member States and third-party payors could base pricing and reimbursement terms on what they perceive to be comparable products, even if approved for different indications. In addition, EU Member States may restrict the range of medicines for which their national health insurance systems provide reimbursement and to control the prices of medicines for human use. An EU Member State, such as France and Germany, may approve a specific price for the medicine, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicine on the market. For example, some countries, like France, may impose a total revenue cap on a product, limiting maximum sales potential at a certain threshold regardless of unit price. These pricing and reimbursement decisions may impact the pricing and reimbursement of our approved medicines in such jurisdictions. Many EU Member States also periodically review their reimbursement procedures for medicines, which could have an adverse impact on the reimbursement status of our approved medicines in the future. Moreover, political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations often continue after coverage and reimbursement have been obtained. Reference pricing or pricing comparisons to our competitors used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.
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
The FDA, European Commission, Health Canada, competent authorities of individual EU Member States, and comparable foreign regulatory authorities strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA, European Commission, Health Canada or comparable foreign regulatory authorities as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although Livmarli may appeal to individuals who have not been diagnosed with cholestatic pruritus associated with ALGS or PFIC or suffer from other forms of cholestatic pruritus like those included in our PHASE 3 EXPAND trial, we (and our collaborators, where applicable) are only able to promote Livmarli:
•in the U.S. for cholestatic pruritus associated with ALGS in patients three months of age and older and for cholestatic pruritus in PFIC patients twelve months of age and older;
•in the EU for the treatment of cholestatic pruritus in patients with ALGS two months of age and older and for the treatment of PFIC in patients three months of age and older; and
•in Japan for the treatment of cholestatic pruritus in patients with ALGS and PFIC.
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
In addition, we may not be able to acquire, discover or develop any additional product candidates, and any additional product candidates we may develop may not be approved, manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives. Research programs to identify and efforts to acquire new product candidates require substantial technical, financial and human resources whether or not we ultimately identify or acquire any candidates. If we are unable to acquire, develop or commercialize any other product candidates on favorable terms or at all, our business and prospects will suffer.
Risks Related to Our Business and Industry
We have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in May 2018. For the three months ended March 31, 2025 and 2024, we reported a net loss of $14.7 million and $25.3 million, respectively. As of March 31, 2025, we had an accumulated deficit of $658.9 million.
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
Further, the IRA will, among other things, (i) allow HHS to negotiate the price of certain single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law (the “Medicare Drug Price Negotiation Program”) and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices for the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.
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
We expect that the Affordable Care Act, the IRA and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our approved medicines and our product candidates, if approved. Further, the overall funding of certain government programs such as Medicaid and Medicare is uncertain and there is no guarantee that funds approved by the U.S. Congress will be made available by the current administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect additional health reform measures may be implemented in the future.

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
There are other approved chenodeoxycholic acid products available outside of the U.S. Both Dr. Falk Pharma GmbH and Leadiant Biosciences, Inc. have FDA Orphan Drug Designations granted for the treatment of CTX (granted in 2004 and 2007, respectively).
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
As of March 31, 2025, we had 334 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, at the state level, the California Consumer Privacy Act, as amended, (“CCPA”), applies to personal data of California consumers, business representatives and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines for violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other comprehensive state privacy laws exempt some data processed in the context of clinical trials, these laws may increase compliance costs and potential liability for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
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
In the ordinary course of business, we transfer personal data from Europe (including from our European subsidiaries) and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and/or cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s

International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including limitations of our ability to conduct clinical trial activities in Europe and/or elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer personal data and work with partners, vendors and other third parties, and/or injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the U. S. was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the U.S. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants and activist groups. Regulators in the U.S. such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data export restrictions and localization requirements, for example, the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons rule finalized by the Department of Justice in late 2024, enacting the Biden administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, which went into effect April 8, 2025.
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
Our, or the third parties with whom we work, actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in adverse consequences, including regulatory fines and bans on processing personal data, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class action claims), mass arbitration demands, and other liabilities, claims for damages by affected individuals, orders to destroy or not use personal data, imprisonment of company officials, additional reporting requirements and/or oversight, interruptions or stoppages in our business operations (including, as relevant, clinical trials), and damage to our reputation. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and growth prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our approved medicines; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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
We do not currently have any long-term agreements or commitment with a manufacturer to produce raw materials, APIs and the finished products of our product candidates or the associated packaging. We will need to continue to identify and qualify a third-party manufacturer prior to commercialization of our product candidates, and we intend to enter into agreements for commercial production with third-party suppliers. For our approved medicines, we are reliant on third parties to successfully manufacture drug substance components and the finished drug product in accordance with regulatory requirements and in sufficient quantities for commercialization. We are also reliant on third parties for the manufacture of packaging, labeling and oral dosing dispensers for our approved medicines. As our approved medicines are intended to treat rare diseases, we will only require a low-volume of raw materials and APIs, and in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop our product candidates or to commercialize our currently approved medicines and any product candidates that are approved in the future.
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
We rely on a specialty pharmacy for all of our sales of our approved medicines in each of the U.S. and Canada and use 3PLs, authorized distributors and licensed partners outside of the U.S. Switching or adding a specialty pharmacy or distributor involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new specialty pharmacy or distributor commences work. If either the specialty pharmacy or the distributor becomes subject to bankruptcy or is acquired by a company that wants to terminate the relationship with us, and we are required to transition to a new specialty pharmacy or distributor, such transition may result in an inability for us to collect outstanding receivables, a decline in our revenue, results of operations and cash flows. Further, we are in the process of transferring contractual and technical responsibilities for manufacturing activities related to Cholbam and chenodiol.
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our pharmaceutical products, and for the advancement of our preclinical and clinical development programs. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.
Tariff policies, particularly those affecting China and pharmaceutical products, could increase our costs and reduce our profitability, including as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, particularly regarding U.S.-China trade relations and pharmaceutical-specific tariffs, present risks to our operations and financial performance.
The ongoing trade tensions between the U.S. and China have resulted in multiple rounds of tariffs affecting pharmaceutical ingredients, manufacturing equipment, and related supplies. Tariffs on these inputs may increase our manufacturing costs for certain products. Moreover, the dynamic and unpredictable tariff and trade landscape creates uncertainty and planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. Many of our products are included in formularies with pricing established through annual or multi-year contracts with commercial, third-party payors and pharmacy benefit managers, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be several months or years away.
Current or future tariffs may also result in increased research and development expenses, including with respect to increased costs associated with APIs and raw materials. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.
The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the U.S. and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report.
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
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold $316.3 million aggregate principal amount of the Notes. Further, in August 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock. Additionally, in November 2023, we entered into a Sales Agreement (the

“2023 Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as such. For example, pursuant to the terms of the Notes and the related indenture (the “Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee, our Notes are subject to conversion at the election of the holders for the quarterly period ending March 31, 2025, and if such an election is made and we elect to settle such conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock as we have done in the past, the issuance of such common stock would dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
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
As of March 31, 2025, we had $316.2 million aggregate principal amount of indebtedness under the Notes.
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
The conditional conversion feature of the Notes entitles holders of the Notes to convert the Notes at any time during specified periods at their option if such conditions are met. For example, the conditional conversion feature of the Notes was met in December 2024 and in March 2025. Consequently, for the quarterly period ended March 31, 2025, the Notes were, and for the quarterly period ending June 30, 2025, the Notes are, subject to conversion at the election of the holders. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
The Notes may be converted into cash, shares of our common stock or a combination of cash and shares of our common stock. If shares of our common stock are issued to the holders of the Notes upon conversion as they have been in the past, there will be dilution to our stockholders’ equity and the market price of our shares may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale or potential sale of shares issuable upon conversion of the Notes could also encourage short sales by third parties, creating additional selling pressure on our stock. The existence of the Notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities.
Also, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Summary of Significant Accounting Policies. During the three months ended March 31, 2025, the conditional conversion feature of the Notes was triggered and the Notes are convertible, in whole or in part, at the option of the holders between April 1, 2025 through June 30, 2025. We use the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share; however, since we are in a net loss position, there was no dilutive effect during any period presented.
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
We currently have rights to patents and patent applications in the U.S., Europe and other jurisdictions covering methods of treating certain cholestatic liver diseases using certain IBATis, including maralixibat (the API of Livmarli) and volixibat. Patent applications may never issue as patents. We do not have patents or patent applications covering maralixibat as a composition-of-matter. Therefore, the primary patent-based intellectual property protection for our Livmarli program are granted method-of-use patents and any patents that may grant on currently pending method-of-use and formulation patent applications.
Composition-of-matter patents on APIs are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. Method-of-use patents protect the use of a product for the specified method. Method-of-use patents do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indication(s), physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.
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
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. Trade secrets may over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our approved medicines and any then-approved product and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occur or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2025 to May 6, 2025 has ranged from a low of $38.39 to a high of $53.16. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:
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
Volatility in the trading price of our common stock could also prohibit or delay us from executing on our strategy, including in-licensing or acquiring additional product candidates or approved medicines using our common stock as consideration or raising additional capital on favorable terms or at all, any of which could exacerbate the volatility of the trading price of our common stock. In addition, the stock market in general, and Nasdaq-listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC (the “2022 Shelf Registration”). For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of March 31, 2025. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
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
The sensitive information processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties with whom we work, may be vulnerable to cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to a variety of threats, including but not limited to errors or malfeasance by our personnel or the personnel of the third parties, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks, credential stuffing, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware, supply-chain attacks, server malfunctions, software or hardware failure, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence (AI) and other similar threats. Threat actors are continuing to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more difficult for us to identify, investigate and recover from incidents. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
We work with third parties and technologies that operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee communications, and other functions. Likewise, we work with third-party research institution collaborators, CMOs, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our approved medicines and our product candidates, and similar events relating to their computer systems or data could also have a material adverse effect on our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or the supply chains of the third parties with whom we work have not been compromised.
While we have implemented information security measures designed to protect against security incidents, we cannot assure you that our (or the third parties with whom we work) security measures will be effective. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to detect, investigate, mitigate, contain, and remediate a security incident may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, be able to detect and remediate all such vulnerabilities, including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Certain of the previously identified or similar threats have in the past and could in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, in February through March of 2024, along with many others in our industry, we became aware of a security incident at Change Healthcare which impacted the ability of patient claims to be adjudicated and patient prescriptions to be filled. Our internal team had to work closely with our specialty pharmacy and logistic providers to assess and resolve the matter. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our approved medicines and services.
We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and compliance with applicable requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If a material security incident was to occur, or we (or a third party with whom we work) are perceived to have experienced such an event, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. More specifically, for example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Security incidents and any unauthorized access or disclosure of our sensitive information could also compromise our intellectual property and patent portfolio, expose sensitive business information, expose the personal data of our employees, require us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.
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
We have incurred and will continue to incur significant increased costs to comply with changing laws, rules, regulations and standards relating to various aspects of our business, including corporate governance, workforce initiatives and public disclosure, and failure to comply with such laws, rules, regulations and standards could adversely affect our business.
We have incurred and will continue to incur significant legal, accounting and other expenses to comply with changing laws, rules, regulations and standards relating to various aspects of our business, including corporate governance, workforce initiatives and public disclosure. Sources of these changing laws, rules, regulations and standards include new SEC regulations, Nasdaq rules and executive orders, which are creating uncertainty for companies such as ours. These laws, rules, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, policies and governance practices. For example, we are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period. As of June 30, 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we are no longer an emerging growth company or a smaller reporting company, and we are no longer able to avail ourselves of certain transition rules for companies that recently transitioned out of being a smaller reporting company. As a result, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company or a smaller reporting company (or due to our transitioning out of being a smaller reporting company, which transition rules entitled us to certain scaled disclosure requirements) and expect to incur additional legal and financial compliance costs as a result. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new laws, rules, regulations and standards. If we fail, or are perceived to fail, to comply with these laws, rules, regulations and standards, our reputation may be harmed and we might be subject to litigation, sanctions, investigations or other regulatory proceedings by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.
We expect the laws, rules, regulations and standards applicable to companies, especially public companies, to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our consolidated net loss and may require us to reduce costs in other areas of our business or increase the prices of our approved medicines and any then-approved product or services. For example, we expect these laws, rules, regulations and standards to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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

Mirum Pharmaceuticals, Inc.

Date: May 7, 2025	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: May 7, 2025	By:	/s/ Eric Bjerkholt
Eric Bjerkholt
Chief Financial Officer (Principal Financial Officer)