Form 10-Q
period 2025-06-30
Mirum Pharmaceuticals, Inc.
filed 2025-08-06
CIK 1759425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of August 1, 2025 was 50,237,647.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Mirum Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$228,122	$222,503
Short-term investments	76,430	57,812
Accounts receivable	106,836	78,286
Inventory	22,941	22,403
Prepaid expenses and other current assets	19,069	11,784
Total current assets	453,398	392,788
Restricted cash	480	425
Long-term investments	17,112	12,526
Property and equipment, net	1,177	1,139
Operating lease right-of-use assets	8,946	8,675
Intangible assets, net	237,870	249,819
Other assets	6,842	5,382
Total assets	$725,825	$670,754
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,657	$14,618
Accrued expenses and other current liabilities	127,139	111,933
Total current liabilities	144,796	126,551
Operating lease liabilities, noncurrent	7,884	7,972
Convertible notes payable, net, noncurrent	308,933	308,082
Other liabilities	9,054	2,509
Total liabilities	470,667	445,114
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 50,058,392 and 48,338,096 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	919,520	870,189
Accumulated deficit	(664,719)	(644,181)
Accumulated other comprehensive income (loss)	352	(373)
Total stockholders’ equity	255,158	225,640
Total liabilities and stockholders’ equity	$725,825	$670,754
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product sales, net	$127,785	$77,760	$239,370	$146,677
License and other revenue	—	115	—	420
Total revenue	127,785	77,875	239,370	147,097
Operating expenses:
Cost of sales	23,421	20,227	46,439	38,057
Research and development	46,067	32,672	92,111	64,894
Selling, general and administrative	63,286	49,208	120,992	94,846
Total operating expenses	132,774	102,107	259,542	197,797
Loss from operations	(4,989)	(24,232)	(20,172)	(50,700)
Other income (expense):
Interest income	3,033	3,486	6,056	7,119
Interest expense	(3,589)	(3,569)	(7,185)	(7,146)
Other income, net	86	312	2,194	2,069
Net loss before provision for income taxes	(5,459)	(24,003)	(19,107)	(48,658)
Provision for income taxes	402	635	1,431	1,259
Net loss	$(5,861)	$(24,638)	$(20,538)	$(49,917)
Net loss per share, basic and diluted	$(0.12)	$(0.52)	$(0.42)	$(1.06)
Weighted-average shares of common stock outstanding, basic and diluted	49,726,823	47,235,080	49,310,255	47,081,315
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(5,861)	$(24,638)	$(20,538)	$(49,917)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale investments	(12)	7	(35)	7
Cumulative translation adjustments	622	(471)	760	(2,128)
Comprehensive loss	$(5,251)	$(25,102)	$(19,813)	$(52,038)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	48,338,096	$5	$870,189	$(644,181)	$(373)	$225,640
Issuance of common stock in connection with equity award plans	1,112,939	—	6,359	—	—	6,359
Conversion of convertible notes, net	188	—	6	—	—	6
Stock-based compensation	—	—	15,813	—	—	15,813
Net loss	—	—	—	(14,677)	—	(14,677)
Other comprehensive income	—	—	—	—	115	115
Balance as of March 31, 2025	49,451,223	5	892,367	(658,858)	(258)	233,256
Issuance of common stock in connection with equity award plans	547,323	—	6,575	—	—	6,575
Issuance of common stock in connection with employee stock purchase plan	59,752	—	2,113	—	—	2,113
Conversion of convertible notes, net	94	—	3	—	—	3
Stock-based compensation	—	—	18,462	—	—	18,462
Net loss	—	—	—	(5,861)	—	(5,861)
Other comprehensive income	—	—	—	—	610	610
Balance as of June 30, 2025	50,058,392	$5	$919,520	$(664,719)	$352	$255,158

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	46,723,143	$5	$803,260	$(556,239)	$1,644	$248,670
Issuance of common stock in connection with equity award plans	337,963	—	1,205	—	—	1,205
Stock-based compensation	—	—	11,664	—	—	11,664
Net loss	—	—	—	(25,279)	—	(25,279)
Other comprehensive loss	—	—	—	—	(1,657)	(1,657)
Balance as of March 31, 2024	47,061,106	5	816,129	(581,518)	(13)	234,603
Issuance of common stock in connection with equity award plans	442,652	—	5,858	—	—	5,858
Issuance of common stock in connection with employee stock purchase plan	68,089	—	1,433	—	—	1,433
Stock-based compensation	—	—	12,196	—	—	12,196
Net loss	—	—	—	(24,638)	—	(24,638)
Other comprehensive loss	—	—	—	—	(464)	(464)
Balance as of June 30, 2024	47,571,847	$5	$835,616	$(606,156)	$(477)	$228,988
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(20,538)	$(49,917)
Reconciliation of net loss to net cash provided by operating activities:
Stock-based compensation	34,271	23,285
Depreciation and amortization	12,108	11,518
Inventory reserves and firm commitment losses	2,349	1,676
Amortization of debt discount and offering costs	860	821
Unrealized foreign exchange gain	(1,270)	(2,089)
Non-cash lease expense	826	585
Other	(674)	25
Change in operating assets and liabilities:
Accounts receivable	(25,901)	7,538
Prepaid and other current assets	(7,114)	2,345
Inventory	(5,007)	(2,049)
Other assets	(1,342)	(88)
Accounts payable, accrued expenses and other liabilities	22,314	18,221
Operating lease liabilities	(803)	(462)
Net cash provided by operating activities	10,079	11,409
Investing activities
Purchase of investments	(65,063)	(61,938)
Proceeds from maturities of investments	42,497	—
Purchase of property and equipment	(167)	(792)
Payments made for additions to intangible assets	—	(10,000)
Net cash used in investing activities	(22,733)	(72,730)
Financing activities
Proceeds from issuance of common stock pursuant to equity plans	15,047	8,496
Net cash provided by financing activities	15,047	8,496
Effect of exchange rate on cash, cash equivalents and restricted cash	3,281	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,674	(52,831)
Cash, cash equivalents and restricted cash at beginning of period	222,928	286,326
Cash, cash equivalents and restricted cash at end of period	$228,602	$233,495

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$1,147	$602
Cash paid for interest	$6,325	$6,325
Cash paid for income taxes	$1,647	$339
Non-cash operating, investing and financing activities:
Accrued milestone payments classified as intangible assets, net	$—	$10,000
Right-of-use assets obtained in exchange for lease liabilities	$1,673	$8,896
Decrease in ROU assets and lease liabilities due to lease modification	$649	$723
Stock-based compensation capitalized to inventory	$302	$694
Conversion of convertible notes, net into shares of common stock	$9	$—
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
Cholbam is FDA-approved for the treatment of bile acid synthesis disorders due to single enzyme deficiencies and adjunctive treatment of peroxisomal disorders in patients who show signs or symptoms of liver disease. In February 2025, the Company received FDA approval for chenodiol tablets for the treatment of CTX in adults, which is commercialized under the brand name Ctexli. Prior to the approval of Ctexli, chenodiol tablets were commercialized under the brand name Chenodal under a medical necessity recognition from the FDA. Cholbam, Ctexli and Chenodal, collectively, are referred to as the “Bile Acid Medicines”.
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
Liquidity
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of June 30, 2025, the Company had an accumulated deficit of $664.7 million and unrestricted cash, cash equivalents and investments of $321.7 million. The Company’s convertible notes are convertible at the option of the holders during the third quarter of 2025. If holders of the convertible notes elect to convert, the Company may elect to settle such conversions in cash, common stock or a combination of the two. The Company believes that its unrestricted cash, cash equivalents and investments of $321.7 million as of June 30, 2025, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
The Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, tariffs and trade tensions, high interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Reclassifications
Amounts related to the cost recognized on sale of acquired inventory in the statement of cash flows for the six months ended June 30, 2024 have been reclassified to conform to the current presentation.
Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies during the six months ended June 30, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2025	2024
Cash and cash equivalents	$228,122	$233,245
Restricted cash	480	250
Total cash, cash equivalents, and restricted cash	$228,602	$233,495
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
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and investments. The Company limits the amount of credit exposure by investing cash that is not required for immediate operating needs in money market funds, government obligations, corporate debt securities and/or commercial paper. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, the Company has not experienced any losses associated with these credit risks and continues to believe that this exposure is not significant.
The Company relies on a single third-party logistics provider (“3PL”) and a single specialty pharmacy for all of the Company’s sales of its approved medicines in each of the U.S. and Canada as well as a single 3PL outside of North America.
The Company sources materials and services through several vendors. Certain materials are sourced from a single vendor. The loss of certain vendors could result in a temporary disruption of the Company’s commercialization efforts.
As of June 30, 2025 and December 31, 2024, the Company did not have any customer who individually accounted for 10% or more of accounts receivable. For the three and six months ended June 30, 2025 and 2024, the Company did not have revenue attributable to any one customer in excess of 10% of sales.
Accounts Receivable
The Company has accounts receivable amounts due from product sales. The Company may also have accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of June 30, 2025. There was no bad debt expense for the three and six months ended June 30, 2025 and 2024.
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
The Company relies on a specialty pharmacy for all of its sales of its approved medicines in each of the U.S. and Canada. Outside of North America, the Company’s approved medicines are sold to its authorized distributors, licensed partners or directly to government purchasers or hospitals, which act as end users. For revenues from distributors and the Company’s licensed partner in Japan, Takeda, the Company records net product sales at the time control of the product is transferred, based on the estimated variable consideration. The transaction price, which may include fixed or variable consideration may be subject to constraint and is included in the product sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. The Company recognizes its best estimate of the consideration expected to be received when control of the inventory is transferred. Such estimates may be complex and include estimates as to if and when the distributors and licensed partner’s sales in the market will occur. Estimates are reviewed and updated as additional information, including in-market sales information of our authorized distributors and licensed partners, becomes known. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The Company is entitled to payment in connection with the supply of product under standard industry payment terms. Actual consideration amounts are determined and settled generally quarterly or annually. If the consideration received or receivable exceeds the Company’s estimates of product sales, the Company recognizes a liability. If the estimated product sales exceed the payment received or receivable, the Company records a receivable or contract asset related to the amounts not yet collected, depending on the circumstances. As of June 30, 2025, the Company did not have any contract assets.
Liabilities associated with sales deductions are included in accrued expenses and other current liabilities or in other liabilities on the accompanying unaudited condensed consolidated balance sheets depending on contractual settlement timelines.
The following table represents total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales, net:
Livmarli	$88,160	$47,231	$161,384	$90,076
Bile Acid Medicines	39,625	30,529	77,986	56,601
Total product sales, net	127,785	77,760	239,370	146,677
License and other revenue	—	115	—	420
Total revenues	$127,785	$77,875	$239,370	$147,097

The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$95,532	$65,080	$182,454	$121,191
Rest of the world	32,253	12,680	56,916	25,486
Total product sales, net	$127,785	$77,760	$239,370	$146,677
Revenue recognized in the three and six months ended June 30, 2025 from performance obligations satisfied in previous periods amounted to $11.0 million due to change in the estimated variable consideration.

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
Foreign currency transaction gains and losses are included in other income (expense), net in the unaudited condensed consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction. Unrealized foreign exchange gains amounted to $0.6 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and to $1.3 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. Realized foreign exchange losses amounted to $0.3 million and $0.7 million for the three and six months ended June 30, 2025, and were not material for the three and six months ended June 30, 2024.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, contingently issuable employee stock purchase plan shares and common stock issuable upon conversion of convertible notes because their effect would be anti-dilutive due to the Company’s net loss. Basic and diluted net loss per share were the same for the three and six months ended June 30, 2025 and 2024.
The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2025	2024
Options to purchase common stock and restricted stock units	12,477,636	12,182,480
Common stock issuable upon conversion of convertible notes	9,963,963	9,964,247
Employee stock purchase plan contingently issuable	25,099	27,086
Total	22,466,698	22,173,813
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
3. Fair Value Measurements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$184,139	$—	$—	$184,139
Corporate debt securities	—	67,452	—	67,452
U.S. government bonds	—	25,953	—	25,953
Commercial paper	—	4,371	—	4,371
Total financial assets	$184,139	$97,776	$—	$281,915

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$202,965	$—	$—	$202,965
U.S. treasury bills	$2,964	$—	$—	$2,964
Corporate debt securities	$—	$37,978	$—	$37,978
U.S. government bonds	$—	$26,904	$—	$26,904
Agency bonds	$—	$2,492	$—	$2,492
Total financial assets	$205,929	$67,374	$—	$273,303
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024 approximate their related fair values due to their short-term nature.
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

4. Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$184,139	$—	$—	$184,139
Corporate debt securities	67,392	66	(6)	67,452
U.S. government bonds	25,919	35	(1)	25,953
Commercial paper	4,371	—	—	4,371
Total cash equivalents and investments	$281,821	$101	$(7)	$281,915
Classified as:
Cash equivalents				$188,373
Short-term investments				76,430
Long-term investments				17,112
Total cash equivalents and investments				$281,915

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$202,965	$—	$—	$202,965
U.S. treasury bills	$2,957	$7	$—	$2,964
Corporate debt securities	$37,942	$50	$(14)	$37,978
U.S. government bonds	$26,819	$90	$(5)	$26,904
Agency bonds	$2,490	$2	$—	$2,492
Total cash equivalents and investments	$273,173	$149	$(19)	$273,303
Classified as:
Cash equivalents				$202,965
Short-term investments				57,812
Long-term investments				12,526
Total cash equivalents and investments				$273,303
As of June 30, 2025, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$80,664
One to two years	17,112
Total	$97,776
During the three and six months ended June 30, 2025 and 2024, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any material unrealized gains or losses on these securities.

5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$2,923	$3,030
Work in progress	16,310	16,089
Finished goods	3,708	3,284
Total inventory	$22,941	$22,403
Intangible Assets, Net
The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$59,000	$(9,376)	$49,624	12.1
Developed technology	226,620	(38,751)	187,869	10.2
Assembled workforce	970	(593)	377	1.2
Total intangible assets	$286,590	$(48,720)	$237,870	10.6

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$59,000	$(7,092)	$51,908	12.6
Developed technology	226,620	(29,248)	197,372	10.7
Assembled workforce	970	(431)	539	1.7
Total intangible assets	$286,590	$(36,771)	$249,819	11.1
Amortization expense was $5.9 million and $11.9 million for the three and six months ended June 30, 2025, respectively, and $5.7 million and $11.2 million for the three and six months ended June 30, 2024, respectively. Amortization expense was included in cost of sales in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of June 30, 2025 (in thousands):

Amount
2025 (remaining six months)	11,949
2026	23,791
2027	23,575
2028	23,575
2029	23,575
Thereafter	131,405
$237,870

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued sales deductions	$50,787	$37,361
Accrued compensation and related benefits	26,838	32,248
Accrued professional service fees	14,023	12,545
Accrued contract manufacturing and non-clinical costs	6,540	7,555
Accrued royalties payable	11,255	9,361
Accrued clinical trials	11,419	7,148
Accrued interest	2,108	2,108
Accrued loss on firm purchase commitments	2,088	1,898
Operating lease liabilities, current	2,081	1,709
Total accrued expenses and other current liabilities	$127,139	$111,933
Other liabilities
Other liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Noncurrent accrued sales deductions and other	$5,106	$—
Noncurrent accrued loss on firm purchase commitments	3,948	2,509
Total other liabilities	$9,054	$2,509
6. Asset Acquisitions
License Agreement with Enthorin Therapeutics, LLC
In October 2024, the Company entered into a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC (“Enthorin”), under which the Company acquired the worldwide rights to develop, manufacture and commercialize a compound designated as ENT-3379, renamed MRM-3379, in exchange for an upfront payment of $7.5 million and up to an additional $217.5 million upon the achievement of regulatory and sales-based milestones as well as mid-single digit percent royalties on any future sales of MRM-3379. Through June 30, 2025, no milestones have been achieved.
Asset Purchase Agreement with Travere Therapeutics, Inc.
On August 31, 2023, the Company completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”). In accordance with the terms and conditions of the Asset Purchase Agreement entered into with Travere, the Company purchased from Travere substantially all of the assets related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of the Bile Acid Medicines. The Company paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines. Through June 30, 2025, no milestones have been achieved.
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
The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. Through June 30, 2025 under this agreement, the Company paid or accrued $91.5 million for the achievement of various clinical development, regulatory and commercial milestones.
The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. During the six months ended June 30, 2024, the Company achieved the $10.0 million regulatory milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA and the $10.0 million associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC three months and older by the European Medicines Agency, both of which were capitalized as intangible assets. During the six months ended June 30, 2025, the Company achieved a $5.0 million development milestone related to maralixibat, which was recognized in research and development expense in the accompanying unaudited condensed consolidated statements of operations. There were no volixibat development and regulatory milestones achieved during the three and six months ended June 30, 2025 and 2024.
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
Sanofi License
Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-

country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. Through June 30, 2025, no milestones have been achieved.
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
8. Leases
The Company has operating leases for office spaces in various locations, including its headquarters in Foster City, the lease for which was entered into in January 2024 and has a lease term of approximately five years. In March 2025, the Company entered into an operating lease agreement for office space at an international location. The lease commenced in the second quarter of 2025 and has a lease term of approximately five years.
The following tables contain a summary of other information and the undiscounted future minimum payments pertaining to the Company’s operating leases that had commenced as of the end of the periods presented:

June 30, 2025
Weighted-average incremental borrowing rate	7.4%
Weighted-average remaining lease term (in years)	4.3 years

Undiscounted Rent Payments
as of June 30, 2025
(in thousands)
2025 (remaining six months)	$1,415
2026	2,668
2027	2,733
2028	2,734
2029	1,948
Thereafter	99
Total undiscounted lease payments	11,597
Less: imputed interest	(1,632)
Total lease liability	$9,965
Rent expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2024, respectively. Variable lease payments for operating expenses for the three and six months ended June 30, 2025 and 2024 were not material.

9. Convertible Notes
Except as described below, the Company’s convertible notes are described in Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report.
The convertible notes consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Principal amount	$316,241	$316,250
Unamortized debt discount and issuance costs	(7,308)	(8,168)
Net carrying amount	$308,933	$308,082
For each of the fourth quarter of 2024 and the first and second quarters of 2025, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 4.00% Convertible Senior Notes due 2029 (the “Notes”) for more than 20 trading days during the 30 consecutive trading days ended December 31, 2024, March 31, 2025 and June 30, 2025, respectively. As a result, for the quarterly periods ended March 31, 2025 and June 30, 2025, respectively, the Notes were, and for the quarterly period ending September 30, 2025, the Notes are, convertible at the option of the holders of the Notes. During the three and six months ended June 30, 2025 and through the date of this filing, the amount of the principal balance of the Notes that has been converted was not material.
The Company incurred $10.9 million of transaction costs related to the issuance of the Notes, which are being amortized to interest expense over the term of the Notes using the effective interest method. As of June 30, 2025, the remaining amortization period of the debt discount was approximately 3.8 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Coupon interest expense	$3,162	$3,162	$6,325	$6,325
Amortization of debt discount and issuance costs	427	407	860	821
Total interest expense on convertible notes	$3,589	$3,569	$7,185	$7,146
As of June 30, 2025 and December 31, 2024, the estimated fair value of the Notes was $561.6 million and $481.9 million, respectively. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy.
10. Stockholders’ Equity
Common Stock
On September 9, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of June 30, 2025, the Company had not issued any securities pursuant to the automatic shelf registration statement.
On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of June 30, 2025, the Company had not issued any securities pursuant to the 2023 Sales Agreement.

Common Stock Reserved for Issuance
Common stock reserved for issuance is as follows:

As of June 30, 2025
Stock options, restricted stock units and performance stock units issued and outstanding	12,477,636
Reserved for future stock awards or option grants	2,265,748
Reserved for employee stock purchase plan	1,806,244
Common stock issuable upon conversion of convertible notes	9,963,963
26,513,591
11. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2025 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	10,031,486	$18.12	6.5	$233,161
Granted	1,675,645	$47.42
Exercised	(1,008,671)	$12.85
Canceled and forfeited	(112,753)	$29.10
Outstanding as of June 30, 2025	10,585,707	$23.15	6.6	$293,681
Vested and exercisable as of June 30, 2025	6,748,390	$16.03	5.5	$235,234
The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2025 and 2024 was $31.62 and $18.81 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $34.1 million and $6.1 million, respectively. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. As of June 30, 2025, the total unrecognized stock-based compensation related to unvested stock option awards granted was $85.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.50-6.08	5.50-6.08	5.50-6.08	5.50-6.08
Expected volatility	69.68%-70.37%	72.34%-77.03%	69.68%-71.31%	72.34%-80.36%
Risk-free interest rate	4.05%-4.18%	4.31%-4.62%	4.05%-4.65%	3.82%-4.62%
Expected dividend yield	—	—	—	—
Restricted Stock Units
The following table summarizes the activity under the Company’s restricted stock units for the six months ended June 30, 2025:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2024	1,392,562	$26.63
Granted	693,226	$47.25
Vested	(503,916)	$23.64
Cancelled/Forfeited	(43,686)	$32.10
Unvested and outstanding as of June 30, 2025	1,538,186	$36.75
The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.
As of June 30, 2025, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $44.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
Performance Stock Units
The fair value of performance stock units (“PSUs”) granted to employees is equal to the closing market price of the Company’s common stock on the grant date. PSUs are subject to vest only if certain specified sales-based criteria are achieved and the employees’ continued service with the Company. As of June 30, 2025, certain specified sales-based criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. PSUs generally vest over a three-year service period. The number of shares earned is adjusted based on the specified sales-based criteria achievement.
The following table summarizes the activity under the Company’s performance stock units for the six months ended June 30, 2025:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2024	284,955	$25.15
Granted	217,547	$40.18
Vested	(147,675)	$23.92
Cancelled/Forfeited	(1,084)	$25.39
Unvested and outstanding as of June 30, 2025	353,743	$34.91
As of June 30, 2025, the total unrecognized stock compensation related to performance stock units granted was $8.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.

Compensation Expense
Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	$10,606	$7,971	$20,849	$15,560
Research and development	7,624	3,546	12,853	7,407
Cost of sales	238	318	569	318
Total	$18,468	$11,835	$34,271	$23,285
Stock-based compensation capitalized into inventory was $0.1 million and $0.5 million for each of the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.
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
The Company’s CODM is regularly provided with entity-wide expense categories similar to those found in the consolidated statements of operations, as well as the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product sales, net	$127,785	$77,760	$239,370	$146,677
License and other revenue	—	115	—	420
Total revenue	127,785	77,875	239,370	147,097
Less:
Cost of sales (excluding intangible amortization and other non-cash expenses)	17,527	12,276	34,651	22,496
General and administrative expenses (excluding stock-based compensation)	13,090	10,406	24,771	22,022
Commercialization and Medical Affairs expenses (excluding stock-based compensation)	39,590	30,831	75,372	57,264
Research and development expenses (excluding stock-based compensation)	38,443	29,126	79,258	57,487
Stock-based compensation	18,230	11,517	33,702	22,967
Intangible amortization and other non-cash expenses	5,894	7,951	11,788	15,561
Loss from operations	$(4,989)	$(24,232)	$(20,172)	$(50,700)
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
14. Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is currently in the process of assessing the legislation and its potential effect on the Company’s consolidated financial statements.

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
On October 22, 2024, we completed a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC granting us the worldwide right to develop and commercialize MRM-3379, an allosteric inhibitor of Phosphodiesterase 4D (“PDE4D”). We intend to develop MRM-3379 for the treatment of Fragile-X Syndrome (“FXS”) and expect to initiate a Phase 2 clinical trial in the fourth quarter of 2025.
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
The FDA approved Cholbam in March 2015, as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders, including peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”). Chenodiol is standard of care for the treatment of cerebrotendinous xanthomatosis (“CTX”) in the United States with a medical necessity recognition by the FDA and was commercialized under the brand name Chenodal. We submitted a new drug application (“NDA”) for chenodiol for the treatment of CTX in 2024 and received FDA approval for the treatment of adults with CTX in February 2025, which is commercialized under the brand name Ctexli. We currently commercialize Cholbam and Ctexli in the U.S. through our specialized and focused commercial team. We have also assumed license and distribution agreements with several rare disease companies for the commercialization of Cholbam and chenodiol in additional countries.
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
Financial Overview
Our net loss was $5.9 million and $24.6 million for the three months ended June 30, 2025 and 2024, respectively, and $20.5 million and $49.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $664.7 million, compared to $644.2 million as of December 31, 2024. As of June 30, 2025, we had unrestricted cash, cash equivalents and investments of $321.7 million, compared to unrestricted cash, cash equivalents and investments of $292.8 million as of December 31, 2024.
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
Our U.S. revenue from product sales, net further depends on our prescription mix of commercial payors, Medicaid and amounts of free medicines provided under our patient assistance program. We expect our prescription mix and resulting gross to net adjustment in the U.S. to remain materially consistent. Our revenue from product sales is recognized when the control of the product is transferred. Under our license agreement with Takeda as well as agreements with distributors, we may receive large periodic orders for our products. The timing of these orders can be inconsistent and can create significant quarter-to-quarter variation in product sales. In addition, we recognize our best estimate of the consideration that we expect to receive when control of the inventory is transferred to our licensed partners and distributors. Such estimates may be complex and include estimates as to if and when our distributors and licensed partner’s sales in the market will occur. Estimates are reviewed and updated quarterly as additional information, including in-market pricing and sales information of our authorized distributors and licensed partners, becomes known which may cause variability of quarterly revenue particularly during periods of product launch.

Although we expect product revenues to increase as we continue commercial activities for our approved medicines, we may not achieve commercial success. Certain of our approved medicines, including the Bile Acid Medicines, are subject to immediate competition from compounded and generic entrants, as the abbreviated new drug application (“ANDA”) and NDA for these drug products have no remaining or current patent exclusivity. Chenodiol is standard of care for the treatment of CTX in the U.S. and was commercialized with a medical necessity recognition by the FDA until February 2025. We submitted an NDA for chenodiol for the treatment of CTX in 2024 and received FDA approval for the treatment of adults with CTX in February 2025, which is now commercialized under the brand name Ctexli. The FDA has granted orphan exclusivity for chenodiol for the treatment of CTX.
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
There have been no significant changes during the three and six months ended June 30, 2025, except as described below, in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Product Sales, Net
Revenues from direct product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, including amounts from payors and other third parties on behalf of our customers. For revenues from distributors and our licensed partner, Takeda, we record net product sales at the time control of the product is transferred, based on the estimated variable consideration to be received. The transaction price, which may include fixed or variable consideration may be subject to constraint and is included in the product sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. We recognize our best estimate of the consideration that we expect to receive when control of the inventory is transferred to our customer and revenue is recognized. For our distributor and license partner sales, such estimates may be more complex and include estimates as to if and when our distributors and licensed partner’s sales in the market will occur. These estimates are reviewed and updated quarterly as additional information, including in-market sales information of our authorized distributors and licensed partners, becomes known. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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
Results of Operations for the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024
Revenue:
Product sales, net	$127,785	$77,760	$50,025
License and other revenue	—	115	(115)
Total revenue	127,785	77,875	49,910
Operating expenses:
Cost of sales	23,421	20,227	3,194
Research and development	46,067	32,672	13,395
Selling, general and administrative	63,286	49,208	14,078
Total operating expenses	132,774	102,107	30,667
Loss from operations	(4,989)	(24,232)	19,243
Other income (expense):
Interest income	3,033	3,486	(453)
Interest expense	(3,589)	(3,569)	(20)
Other income, net	86	312	(226)
Net loss before provision for income taxes	(5,459)	(24,003)	18,544
Provision for income taxes	402	635	(233)
Net loss	$(5,861)	$(24,638)	$18,777
Product Sales, Net
Product sales, net was $127.8 million for the three months ended June 30, 2025, compared to $77.8 million for the three months ended June 30, 2024. The increase in product sales, net was a result of our continued commercialization of Livmarli in the U.S. for the treatment of ALGS and PFIC, and in certain international markets directly or through distributor and partner orders and from our sales of the Bile Acid Medicines. The three months ended June 30, 2025 additionally includes approximately $11.0 million change in estimate from prior quarter revenue estimates on distributor and partner channel inventory as a result of regulatory price approval on that inventory.
The following table disaggregates total Product sales, net (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Product sales, net:
Livmarli	$88,160	$47,231	$40,929
Bile Acid Medicines	39,625	30,529	9,096
Total product sales, net	$127,785	$77,760	$50,025
Cost of Sales
For the three months ended June 30, 2025, cost of sales was $23.4 million, compared to $20.2 million for the three months ended June 30, 2024. The increase in cost of sales was primarily a result of increases in royalty expense of $3.8 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements and a $2.6 million increase primarily associated with general commercial supply chain support costs and PDUFA fees associated with the approval of our solid dose formulation in Livmarli. These increases were partially offset by lower product cost of sales of $2.2 million primarily related to the Bile Acid Medicines as we substantially completed the sale of acquired inventory in prior periods which had been recorded at fair value, and lower API purchase commitment and excess and obsolete charges of $1.3 million.
Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended June 30,		Change
	2025	2024
Product-specific costs:
Livmarli	$3,321	$7,575	$(4,254)
Volixibat	12,550	7,842	4,708
MRM-3379	2,739	—	2,739
Non product-specific costs:
Stock-based compensation	7,624	3,546	4,078
Personnel	14,604	8,460	6,144
Other	5,229	5,249	(20)
Total research and development expenses	$46,067	$32,672	$13,395
Research and development expenses were $46.1 million for the three months ended June 30, 2025, an increase of $13.4 million compared to the three months ended June 30, 2024. The increase was primarily due to:
•for volixibat programs, an increase of $4.7 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials as well as manufacturing development expenses;
•for MRM-3379, an increase of $2.7 million, primarily due to planning for our Phase 2 study in Fragile X Syndrome and clinical manufacturing expenses;
•for personnel related and stock-based compensation expenses, an increase of $10.2 million related primarily to increased employee headcount and related equity award grants to support our development pipeline, partially offset by
•for Livmarli, a decrease of $4.3 million, primarily due to lower costs due to discontinuation of the biliary atresia clinical trial and other clinical costs partially offset by increased expenses associated with the Livmarli Phase 3 EXPAND label expansion study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $63.3 million for the three months ended June 30, 2025, an increase of $14.1 million compared to the three months ended June 30, 2024. The increase was primarily due to increases of $8.9 million in personnel and other compensation-related expenses, including an increase of $2.6 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $2.6 million in general administrative expenses, $1.7 million in advertising, promotion and medical affairs expenses associated with commercial activities, and $0.9 million of expenses associated with post marketing approval studies.
Interest Income
Interest income was $3.0 million for the three months ended June 30, 2025, a decrease of $0.5 million compared to the three months ended June 30, 2024 largely due to lower yields on investments.
Interest Expense
Interest expense was $3.6 million for the three months ended June 30, 2025 and June 30, 2024, and related to interest expense incurred on our convertible notes.

Results of Operations for the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change
	2025	2024
Revenue:
Product sales, net	$239,370	$146,677	$92,693
License and other revenue	—	420	(420)
Total revenue	239,370	147,097	92,273
Operating expenses:
Cost of sales	46,439	38,057	8,382
Research and development	92,111	64,894	27,217
Selling, general and administrative	120,992	94,846	26,146
Total operating expenses	259,542	197,797	61,745
Loss from operations	(20,172)	(50,700)	30,528
Other income (expense):
Interest income	6,056	7,119	(1,063)
Interest expense	(7,185)	(7,146)	(39)
Other income, net	2,194	2,069	125
Net loss before provision for income taxes	(19,107)	(48,658)	29,551
Provision for income taxes	1,431	1,259	172
Net loss	$(20,538)	$(49,917)	$29,379
Product Sales, Net
Product sales, net was $239.4 million for the six months ended June 30, 2025, compared to $146.7 million for the six months ended June 30, 2024. The increase in product sales, net was a result of our continued commercialization of Livmarli in the U.S. for the treatment of ALGS and PFIC, and in certain international markets directly or through distributor and partner orders and from our sales of the Bile Acid Medicines.
The following table disaggregates total Product sales, net (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Product sales, net:
Livmarli	$161,384	$90,076	$71,308
Bile Acid Medicines	77,986	56,601	21,385
Total product sales, net	$239,370	$146,677	$92,693
Cost of Sales
For the six months ended June 30, 2025, cost of sales was $46.4 million, compared to $38.1 million for the six months ended June 30, 2024. The increase in cost of sales was primarily a result of increases in royalty expense of $7.3 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, a $1.3 million increase primarily associated with increased PDUFA fees associated with the approval of our solid dose formulation in Livmarli and higher commercial supply chain costs of $2.1 million. These increases were partially offset by lower product cost of sales of $4.0 million primarily related to the Bile Acid Medicines, as we substantially completed the sale of acquired inventory in prior periods which had been recorded at fair value.

Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Six Months Ended June 30,		Change
	2025	2024
Product-specific costs:
Livmarli	$8,563	$14,020	$(5,457)
Volixibat	24,656	14,870	9,786
MRM-3379	3,448	—	3,448
Non product-specific costs:
Stock-based compensation	12,853	7,407	5,446
Personnel	25,988	17,614	8,374
License fees (milestone payments)	5,000	—	5,000
Other	11,603	10,983	620
Total research and development expenses	$92,111	$64,894	$27,217
Research and development expenses were $92.1 million for the six months ended June 30, 2025, an increase of $27.2 million compared to the six months ended June 30, 2024. The increase was primarily due to:
•for volixibat programs, an increase of $9.8 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials as well as manufacturing development expenses;
•for MRM-3379, an increase of $3.4 million, primarily due to planning for our Phase 2 study in Fragile X Syndrome and clinical manufacturing expenses;
•for personnel related and stock-based compensation expenses, an increase of $13.8 million related primarily to increased employee headcount and related equity award grants to support our development pipeline; and
•for license fees, an increase of $5.0 million due to a development milestone payment associated with our EXPAND study, partially offset by
•for Livmarli, a decrease of $5.5 million primarily due to completion of clinical trials including the biliary atresia, PFIC rollover study and a safety study, lower general clinical support costs partially offset by increased expenses associated with the Livmarli Phase 3 EXPAND label expansion study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $121.0 million for the six months ended June 30, 2025, an increase of $26.1 million compared to the six months ended June 30, 2024. The increase was primarily due to increases of $16.7 million in personnel and other compensation-related expenses, including an increase of $5.3 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $5.0 million in advertising, promotion and medical affairs expenses associated with commercial activities, $2.8 million in other general administrative expenses and $1.6 million of expenses associated with post marketing studies.
Interest Income
Interest income was $6.1 million for the six months ended June 30, 2025, a decrease of $1.1 million compared to the six months ended June 30, 2024 largely due to lower yields on investments.
Interest Expense
Interest expense for the six months ended June 30, 2025 was unchanged in comparison to the six months ended June 30, 2024, and related to interest expense incurred on our convertible notes.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $321.7 million of unrestricted cash, cash equivalents and investments as of June 30, 2025, compared to unrestricted cash, cash equivalents and investments of $292.8 million as of December 31, 2024. Since inception, we have incurred operating losses. As of June 30, 2025, we had an accumulated deficit of $664.7 million, compared to $644.2 million as of December 31, 2024.
In September 2022, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “2022 Shelf Registration”), which became effective upon filing, pursuant to which we registered for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of June 30, 2025, we have not issued any securities pursuant to the 2022 Shelf Registration.
On November 2, 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”) pursuant to the 2022 Shelf Registration. We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. As of June 30, 2025, we have not issued any securities pursuant to the 2023 Sales Agreement.
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
Our principal source of liquidity is product revenue from sales of our approved medicines. In recent quarters, liquidity from product revenues has been sufficient to fund current operations. There can be no assurances that future revenues will continue to be sufficient to fund operations. Should product revenues from our currently approved medicines, our current product candidates or any future product candidates, if approved, be insufficient to fund operations, we would expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our primary cash needs are for day-to-day operations and to fund our working capital requirements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
During the second quarter of 2025, the last reported sale price of our common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended June 30, 2025. As a result, the Notes are convertible at the option of the holders of the Notes during the third quarter of 2025, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the Notes. If holders of the Notes elect to convert their Notes, we may elect to settle such conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock.
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
Cash Flows
The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$10,079	$11,409
Net cash used in investing activities	(22,733)	(72,730)
Net cash provided by financing activities	15,047	8,496
Effect of exchange rate on cash, cash equivalents and restricted cash	3,281	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,674	$(52,831)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $10.1 million for the six months ended June 30, 2025, reflecting our net loss of $20.5 million offset by adjustments of $48.5 million. Adjustments consisted primarily of stock-based compensation, depreciation and amortization of our intangible assets and fixed assets, and charges associated with excess and obsolete inventory and firm commitment losses. Additionally, cash provided by operating activities reflected a cash outflow for changes in net operating assets of $17.9 million, primarily related to an increase in accounts receivable and payments made for inventory, prepaid assets and accrued compensation and related benefits partially offset by an increase in accrued sales deductions and royalties due to the growth from our product sales in the six months ended June 30, 2025 and an increase in accrued clinical trial and contract manufacturing expenses during the period.
Net cash provided by operating activities was $11.4 million for the six months ended June 30, 2024, reflecting our net loss of $49.9 million partially offset by adjustments of $35.8 million. Adjustments consisted primarily of stock-based compensation, and depreciation and amortization of our intangible assets and fixed assets. Additionally, cash provided by operating activities reflected changes in net operating assets of $25.5 million, consisting primarily of a decrease in accounts receivables due to timing of payments received related to sales of our approved medicines, and an increase in accounts payable, accrued expenses and other liabilities primarily related to the increase in accrued sales deductions due to our product sales in the six months ended June 30, 2024.

Net Cash Used in Investing Activities
Net cash used in investing activities was $22.7 million for the six months ended June 30, 2025, primarily due to purchases of investments offset by proceeds from maturities of investments.
Net cash used in investing activities for the six months ended June 30, 2024 was $72.7 million primarily due to purchases of investments and a milestone payment associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $15.0 million for the six months ended June 30, 2025, due to proceeds from employee equity award exercises.
Net cash provided by financing activities was $8.5 million for the six months ended June 30, 2024, due to proceeds from employee equity award exercises.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments as of June 30, 2025 consist of readily available checking and money market funds and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the strategies we employ (including the short-term nature of the instruments in our portfolio and the low risk profile of our investments), as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. For example, a hypothetical change in interest rates of 10% would not have a material impact on the fair market value of our cash equivalents and investments as of June 30, 2025. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.
We have outstanding $316.2 million aggregate principal of the Notes as of June 30, 2025. The interest rates on these Notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of June 30, 2025, the approximate fair value of our Notes was $561.6 million.
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
Based on our overall foreign currency denominated exposures as of June 30, 2025, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $1.6 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in the USD exchange rate.
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
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our ability to successfully internalize operation of our patient services hub from our third-party vendor;
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in May 2018. For the six months ended June 30, 2025 and 2024, we reported a net loss of $20.5 million and $49.9 million, respectively. As of June 30, 2025, we had an accumulated deficit of $664.7 million.
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
Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On July 4, 2025, the One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further, through the process created by the Budget Control Act of 2011,there are automatic reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
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
We expect that the Affordable Care Act, the IRA and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our approved medicines and our product candidates, if approved. Further, the overall funding of certain government programs such as Medicaid and Medicare is uncertain and there is no guarantee that funds approved by the U.S. Congress will be made available by the current administration. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (1) directives to reduce agency workforce; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. In the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to the approved medicines that we commercialize outside of the U.S., our revenue opportunities may be adversely affected, as we expect that our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the U.S. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, and reduce Medicaid enrollment and funding. We expect additional health reform measures may be implemented in the future.
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
We are aware of two other companies pursuing clinical development of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc (“GSK”) and Ipsen have IBATis in clinical development for cholestatic liver diseases.
We are aware Ipsen has received approval for odevixibat (Bylvay) for the treatment of pruritus in patients with PFIC 3 months of age and older, and cholestatic pruritus in patients with ALGS 12 months of age and older, in the U.S., and for the treatment of PFIC in patients 6 months of age and older in the EU and for odevixibat (Kayfanda) for the treatment of cholestatic pruritus in ALGS in patients 6 months of age and older. In the EU, Bylvay and Kayfanda are authorized under exceptional circumstances. Ipsen has opened enrollment in their ALGS open-label extension study to infants 11 months or younger and is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. GSK announced in November 2024 that the Phase 3 GLISTEN trial with linerixibat in PBC met its primary pruritus endpoint and that GSK has submitted a marketing applications to the U.S. and EU in the first half of 2025 with potential approvals expected in the first half of 2026.
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
In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Alfasigma S.p.’s (formerly Intercept Pharmaceuticals, Inc.) Ocaliva, Gilead Science’s Livdelzi, and Ipsen’s Iqirvo are approved as a second-line treatment for PBC in patients with inadequate response to ursodeoxycholic acid. We are aware of several agents in clinical development for the treatment of PBC including Alfasigma’s Ocaliva and bezafibrate, Zydus Therapeutics Inc.’s saroglitazar magnesium, NGM Biopharmaceuticals, Inc.’s NGM282, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Ascletis Pharma’s ASC42, Umecrine Cognition’s golexanolone, Kowa Company Ltd’s K-808, HighTide Therapeutics Inc.’s HTD-1801, Hepagene Therapeutics Inc’s HPG-1860, Tharimmune Inc’s TH-104, Cascade Pharmaceuticals Inc.’s CS-0159, and GSK’s linerixibat, another IBATi.
We are not aware of FDA or European Commission approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Dr. Falk Pharma's Norucholic acid, HighTide Therapeutics Inc.’s HTD1801, Alfasigma’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor and ritivixibat, NGM Biopharmaceuticals Inc.’s NGM282, Chemomab Therapeutics Ltd.’s CM-101, Cascade Pharmaceuticals Inc.’s CS-0159, and LISCure Biosciences Inc.’s LB-P8.
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
Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products (“COMP”), grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the U.S. We also received orphan drug designation for Livmarli for PFIC and ALGS in the EU. In 2025, the FDA and COMP granted orphan drug designation for volixibat for PBC and PSC. The FDA granted orphan drug designation for chenodiol for the treatment of CTX in 2010. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory authority’s agreed upon pediatric investigation plan (“PIP”). There is, however, a legislative proposal pending in the EU that may modify the length of orphan market exclusivity, change the way in which market exclusivity is awarded to drugs with more than one approved orphan indication. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or European Commission determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient, if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the European Commission may approve another drug for the same indication despite its orphan exclusivity on the basis that it is not a similar medicinal product or if it is considered safer, more effective, or otherwise clinically superior. Conversely, the European Commission may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC and ALGS, and for volixibat for the treatment of PBC and PSC, our current orphan drug designations may not provide exclusivity for approval for Livmarli or volixibat for modified or different indications.
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
Although a substantial amount of our efforts are focused on the clinical development, potential regulatory approval and commercialization of our approved medicines and product candidates, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to treat patients with rare diseases. Because we do not have the necessary internal research and development capabilities, unless we build such capabilities internally, we will be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising biopharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with us for the license or acquisition of product candidates and approved medicines. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional approved medicines or product candidates on terms that we find acceptable, or at all. Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the

FDA, the European Commission and other similar regulatory authorities. All product candidates are prone to risks of failure during biopharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, any approved medicines that we acquire may not have the market potential we believe, be manufactured or sold profitably, or achieve market acceptance.
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
As of June 30, 2025, we had 349 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our future financial performance and our ability to commercialize our approved medicines, any then-approved product and product candidates depends, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development and other drug development functions. Our growth strategy may entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. Our growth strategy also includes transitioning certain outsourced functions of our business, such as our patient services hub, from third-party vendors to our employees. If we are unable to effectively manage our outsourced activities, if the quality or accuracy of the services provided by consultants is compromised for any reason, or if we are not able to successfully internalize certain functions of our business, our clinical trials may be extended, delayed or terminated, we may not successfully commercialize our approved medicines or obtain regulatory approval for our product candidates, and we may not otherwise advance our business. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our approved medicines, any then-approved product and product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished products, manufacturing equipment, and related supplies. Tariffs on these inputs may increase our manufacturing costs for certain products. Moreover, the dynamic and unpredictable tariff and trade landscape creates uncertainty and planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. Further, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the U.S. pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
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
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold $316.3 million aggregate principal amount of the Notes. Further, in August 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock. Additionally, in November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as such. For example, pursuant to the terms of the Notes and the related indenture (the “Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee, our Notes are subject to conversion at the election of the holders for the quarterly period ending September 30, 2025, and if such an election is made and we elect to settle such conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock as we have done in the past, the issuance of such common stock would dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
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
Holders of the Notes may, subject to a limited exception described in certain provisions in the Notes and the related Indenture require us to repurchase the Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and agreements governing any future indebtedness may restrict our ability to repurchase the Notes or pay any cash amounts due upon conversion. Our failure to repurchase the Notes or to pay any cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness, which may result in any future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under any future indebtedness and the Notes.
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
Under the current U.S. federal income tax law, federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in a taxable year is limited to 80% of taxable income in such year. Similar rules may apply under state tax laws. Our NOL carryforwards and other applicable tax attributes are subject to review and possible adjustment by the U.S. Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points (by value), as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. It is possible that we have experienced one or more such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We may therefore be limited in the portion of NOL carryforwards and other applicable tax attributes that we can use in the future to offset future taxable income. At the state level, California has enacted legislation that, with certain exceptions, suspends the ability to use California NOLs to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. Other states may also suspend or place limitation on the NOL utilization. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Changes in tax laws or regulations that are applied adversely to us or our customers could have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our (and our subsidiaries’) domestic and foreign financial results. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to such legislation may adversely affect us, and certain aspects of such legislation could be repealed or modified in the future, which could have an adverse effect on us. For example, the OBBBA made a number of changes to U.S. federal income tax law, including 100% bonus depreciation, domestic research cost expensing, and modifications to the international tax framework. We are currently evaluating the impact of the OBBBA upon our future tax liabilities and continuing to monitor changes in tax laws and regulations.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.
As of June 30, 2025, we had $316.2 million aggregate principal amount of indebtedness under the Notes.
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
The conditional conversion feature of the Notes entitles holders of the Notes to convert the Notes at any time during specified periods at their option if such conditions are met. For example, the conditional conversion feature of the Notes has been met previously, including in June 2025. Consequently, for prior quarterly periods, the Notes were, and for the quarterly period ending September 30, 2025, the Notes are, subject to conversion at the election of the holders. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
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
Also, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Summary of Significant Accounting Policies. During the three months ended June 30, 2025, the conditional conversion feature of the Notes was triggered and the Notes are convertible, in whole or in part, at the option of the holders between July 1, 2025 through September 30, 2025. We use the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share; however, since we are in a net loss position, there was no dilutive effect during any period presented.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2025 to August 5, 2025 has ranged from a low of $38.39 to a high of $53.46. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC (the “2022 Shelf Registration”). For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of June 30, 2025. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
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
Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs and trade tensions, geopolitical tensions and military conflicts, such as the ongoing conflicts between Ukraine and Russia and in the Middle East, and increasing tensions between the U.S. and China. The effects caused by these factors could be exacerbated by any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, inflation and interest rates, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers, suppliers and other collaborators operate. A weak or declining global economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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

Mirum Pharmaceuticals, Inc.

Date: August 6, 2025	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: August 6, 2025	By:	/s/ Eric Bjerkholt
Eric Bjerkholt
Chief Financial Officer (Principal Financial Officer)