Form 10-Q
period 2025-09-30
Mirum Pharmaceuticals, Inc.
filed 2025-11-04
CIK 1759425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of October 31, 2025 was 51,393,574.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Mirum Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$282,021	$222,503
Short-term investments	93,527	57,812
Accounts receivable	107,132	78,286
Inventory	24,021	22,403
Prepaid expenses and other current assets	23,874	11,784
Total current assets	530,575	392,788
Restricted cash	480	425
Long-term investments	2,470	12,526
Property and equipment, net	1,277	1,139
Operating lease right-of-use assets	8,500	8,675
Intangible assets, net	231,895	249,819
Other assets	9,918	5,382
Total assets	$785,115	$670,754
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,167	$14,618
Accrued expenses and other current liabilities	148,192	111,933
Total current liabilities	160,359	126,551
Operating lease liabilities, noncurrent	7,361	7,972
Convertible notes payable, net, noncurrent	309,368	308,082
Other liabilities	15,981	2,509
Total liabilities	493,069	445,114
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 51,314,176 and 48,338,096 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	953,818	870,189
Accumulated deficit	(661,814)	(644,181)
Accumulated other comprehensive income (loss)	37	(373)
Total stockholders’ equity	292,046	225,640
Total liabilities and stockholders’ equity	$785,115	$670,754
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product sales, net	$133,010	$90,302	$372,380	$236,979
License and other revenue	—	75	—	495
Total revenue	133,010	90,377	372,380	237,474
Operating expenses:
Cost of sales	25,537	20,806	71,976	58,863
Research and development	42,960	31,710	135,071	96,604
Selling, general and administrative	61,910	50,545	182,902	145,391
Total operating expenses	130,407	103,061	389,949	300,858
Income (loss) from operations	2,603	(12,684)	(17,569)	(63,384)
Other income (expense):
Interest income	3,251	3,469	9,307	10,588
Interest expense	(3,606)	(3,586)	(10,791)	(10,732)
Other income (expense), net	395	(1,087)	2,589	982
Net income (loss) before provision for income taxes	2,643	(13,888)	(16,464)	(62,546)
(Benefit from) provision for income taxes	(262)	347	1,169	1,606
Net income (loss)	$2,905	$(14,235)	$(17,633)	$(64,152)
Net income (loss) per share, basic	$0.06	$(0.30)	$(0.35)	$(1.36)
Net income (loss) per share, diluted	$0.05	$(0.30)	$(0.35)	$(1.36)
Weighted-average shares of common stock outstanding, basic	50,639,231	47,782,619	49,758,104	47,316,789
Weighted-average shares of common stock outstanding, diluted	56,993,841	47,782,619	49,758,104	47,316,789
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$2,905	$(14,235)	$(17,633)	$(64,152)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments	68	291	33	298
Cumulative translation adjustments	(383)	1,106	377	(1,022)
Comprehensive income (loss)	$2,590	$(12,838)	$(17,223)	$(64,876)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	48,338,096	$5	$870,189	$(644,181)	$(373)	$225,640
Issuance of common stock in connection with equity award plans	1,112,939	—	6,359	—	—	6,359
Conversion of convertible notes, net	188	—	6	—	—	6
Stock-based compensation	—	—	15,813	—	—	15,813
Net loss	—	—	—	(14,677)	—	(14,677)
Other comprehensive income	—	—	—	—	115	115
Balance as of March 31, 2025	49,451,223	5	892,367	(658,858)	(258)	233,256
Issuance of common stock in connection with equity award plans	547,323	—	6,575	—	—	6,575
Issuance of common stock in connection with employee stock purchase plan	59,752	—	2,113	—	—	2,113
Conversion of convertible notes, net	94	—	3	—	—	3
Stock-based compensation	—	—	18,462	—	—	18,462
Net loss	—	—	—	(5,861)	—	(5,861)
Other comprehensive income	—	—	—	—	610	610
Balance as of June 30, 2025	50,058,392	5	919,520	(664,719)	352	255,158
Issuance of common stock in connection with equity award plans	1,255,533	—	16,096	—	—	16,096
Conversion of convertible notes, net	251	—	8	—	—	8
Stock-based compensation	—	—	18,194	—	—	18,194
Net income	—	—	—	2,905	—	2,905
Other comprehensive loss	—	—	—	—	(315)	(315)
Balance as of September 30, 2025	51,314,176	$5	$953,818	$(661,814)	$37	$292,046

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	46,723,143	$5	$803,260	$(556,239)	$1,644	$248,670
Issuance of common stock in connection with equity award plans	337,963	—	1,205	—	—	1,205
Stock-based compensation	—	—	11,664	—	—	11,664
Net loss	—	—	—	(25,279)	—	(25,279)
Other comprehensive loss	—	—	—	—	(1,657)	(1,657)
Balance as of March 31, 2024	47,061,106	5	816,129	(581,518)	(13)	234,603
Issuance of common stock in connection with equity award plans	442,652	—	5,858	—	—	5,858
Issuance of common stock in connection with employee stock purchase plan	68,089	—	1,433	—	—	1,433
Stock-based compensation	—	—	12,196	—	—	12,196
Net loss	—	—	—	(24,638)	—	(24,638)
Other comprehensive loss	—	—	—	—	(464)	(464)
Balance as of June 30, 2024	47,571,847	5	835,616	(606,156)	(477)	228,988
Issuance of common stock in connection with equity award plans	396,274	—	3,863	—	—	3,863
Stock-based compensation	—	—	12,011	—	—	12,011
Net loss	—	—	—	(14,235)	—	(14,235)
Other comprehensive income	—	—	—	—	1,397	1,397
Balance as of September 30, 2024	47,968,121	$5	$851,490	$(620,391)	$920	$232,024
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(17,633)	$(64,152)
Reconciliation of net loss to net cash provided by operating activities:
Stock-based compensation	52,398	35,193
Depreciation and amortization	18,170	17,573
Inventory reserves and firm commitment losses	2,889	1,783
Amortization of debt discount and offering costs	1,303	1,245
Unrealized foreign exchange gain	(1,913)	(1,082)
Non-cash lease expense	1,273	985
Other	(1,019)	(425)
Change in operating assets and liabilities:
Accounts receivable	(29,047)	(562)
Prepaid and other current assets	(11,746)	(1,122)
Inventory	(6,166)	(2,952)
Other assets	(4,026)	(1,496)
Accounts payable, accrued expenses and other liabilities	46,660	30,973
Operating lease liabilities	(1,383)	(568)
Net cash provided by operating activities	49,760	15,393
Investing activities
Purchase of investments	(85,923)	(77,543)
Proceeds from maturities of investments	61,317	7,750
Purchase of property and equipment	(354)	(973)
Payments made for additions to intangible assets	—	(20,000)
Net cash used in investing activities	(24,960)	(90,766)
Financing activities
Proceeds from issuance of common stock pursuant to equity plans	31,143	12,359
Net cash provided by financing activities	31,143	12,359
Effect of exchange rate on cash, cash equivalents and restricted cash	3,630	82
Net increase (decrease) in cash, cash equivalents and restricted cash	59,573	(62,932)
Cash, cash equivalents and restricted cash at beginning of period	222,928	286,326
Cash, cash equivalents and restricted cash at end of period	$282,501	$223,394

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$1,904	$881
Cash paid for interest	$6,325	$6,325
Cash paid for income taxes	$2,151	$771
Non-cash operating, investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,673	$9,633
Decrease in ROU assets and lease liabilities due to lease modification	$649	$723
Stock-based compensation capitalized to inventory	$543	$909
Conversion of convertible notes, net into shares of common stock	$17	$—
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
Liquidity
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of September 30, 2025, the Company had an accumulated deficit of $661.8 million and unrestricted cash, cash equivalents and investments of $378.0 million. The Company’s convertible notes are convertible at the option of the holders during the fourth quarter of 2025. If holders of the convertible notes elect to convert, the Company may elect to settle such conversions in cash, common stock or a combination of the two. The Company believes that its unrestricted cash, cash equivalents and investments of $378.0 million as of September 30, 2025, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
The Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, tariffs and trade tensions, high interest rates and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies during the nine months ended September 30, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2025	2024
Cash and cash equivalents	$282,021	$222,969
Restricted cash	480	425
Total cash, cash equivalents, and restricted cash	$282,501	$223,394
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
As of September 30, 2025 and December 31, 2024, the Company did not have any customer who individually accounted for 10% or more of accounts receivable. For the three and nine months ended September 30, 2025 and 2024, the Company did not have revenue attributable to any one customer in excess of 10% of sales.
Accounts Receivable
The Company has accounts receivable amounts due from product sales. The Company may also have accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of September 30, 2025. There was no bad debt expense for the three and nine months ended September 30, 2025 and 2024.
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
The Company relies on a specialty pharmacy for all of its sales of its approved medicines in each of the U.S. and Canada. Outside of North America, the Company’s approved medicines are sold to its authorized distributors, licensed partners or directly to government purchasers or hospitals, which act as end users. For revenues from distributors and the Company’s licensed partner in Japan, Takeda, the Company records net product sales at the time control of the product is transferred, based on the estimated variable consideration. The transaction price, which may include fixed or variable consideration may be subject to constraint and is included in the product sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. The Company recognizes its best estimate of the consideration expected to be received when control of the inventory is transferred. Such estimates may be complex and include estimates as to if and when the distributors and licensed partner’s sales in the market will occur. Estimates are reviewed and updated as additional information, including in-market sales information of our authorized distributors and licensed partners, becomes known. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The Company is entitled to payment in connection with the supply of product under standard industry payment terms. Actual consideration amounts are determined and settled generally quarterly or annually. If the consideration received or receivable exceeds the Company’s estimates of product sales, the Company recognizes a liability. If the estimated product sales exceed the payment received or receivable, the Company records a receivable or contract asset related to the amounts not yet collected, depending on the circumstances. As of September 30, 2025, the Company did not have any contract assets and recorded a liability of $3.6 million related to consideration received in excess of the Company’s estimated net product sales.
Liabilities associated with sales deductions are included in accrued expenses and other current liabilities or in other liabilities on the accompanying unaudited condensed consolidated balance sheets depending on contractual settlement timelines.
The following table represents total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales, net:
Livmarli	$92,235	$59,126	$253,619	$149,202
Bile Acid Medicines	40,775	31,176	118,761	87,777
Total product sales, net	133,010	90,302	372,380	236,979
License and other revenue	—	75	—	495
Total revenues	$133,010	$90,377	$372,380	$237,474
The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$103,713	$73,905	$286,167	$195,096
Rest of the world	29,297	16,397	86,213	41,883
Total product sales, net	$133,010	$90,302	$372,380	$236,979

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
Foreign currency transaction gains and losses are included in other income (expense), net in the unaudited condensed consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction. Unrealized foreign exchange gains amounted to $0.6 million for the three months ended September 30, 2025 and unrealized foreign exchange losses amounted to $1.0 million for the three months ended September 30, 2024. Unrealized foreign exchange gains amounted to $1.9 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively. Realized foreign exchange losses amounted to $0.2 million and $1.0 million for the three and nine months ended September 30, 2025, and were not material for the three and nine months ended September 30, 2024.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net income (loss) per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, contingently issuable employee stock purchase plan shares and common stock issuable upon conversion of convertible notes to the extent their effect would be anti-dilutive. Basic and diluted net income (loss) per share were the same for the nine months ended September 30, 2025 and 2024 and for the three months ended September 30, 2024.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss), basic and diluted	$2,905	$(14,235)	$(17,633)	$(64,152)

Denominator:
Weighted-average shares of common stock outstanding, basic	50,639,231	47,782,619	49,758,104	47,316,789
Effect of dilutive securities:
Options to purchase common stock and restricted stock units	6,339,795	—	—	—
Employee stock purchase plan contingently issuable	14,815	—	—	—
Weighted-average shares of common stock outstanding, diluted	56,993,841	47,782,619	49,758,104	47,316,789

Net income (loss) per share, basic	$0.06	$(0.30)	$(0.35)	$(1.36)
Net income (loss) per share, diluted	$0.05	$(0.30)	$(0.35)	$(1.36)

The following outstanding potential dilutive shares have been excluded from the calculation of diluted net income (loss) per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock and restricted stock units	1,881,060	11,853,261	11,183,252	11,853,261
Common stock issuable upon conversion of convertible notes	9,963,711	9,964,247	9,963,711	9,964,247
Employee stock purchase plan contingently issuable	—	69,109	50,124	69,109
Total	11,844,771	21,886,617	21,197,087	21,886,617
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company does not expect that adoption of this new accounting standard will have a material impact on its consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The new guidance provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect that adoption of this new accounting standard will have a material impact on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), to modernize the accounting guidance for the costs to develop software for internal use by aligning it with current development practices, especially agile and iterative methods. The guidance removes references to development stages and clarifies when capitalization of software costs should occur. The new guidance also clarifies disclosure requirements for all capitalized internal-use software costs, ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

3. Fair Value Measurements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$229,140	$—	$—	$229,140
Corporate debt securities	—	71,571	—	71,571
U.S. government bonds	—	20,003	—	20,003
Commercial paper	—	5,422	—	5,422
Total financial assets	$229,140	$96,996	$—	$326,136

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$202,965	$—	$—	$202,965
U.S. treasury bills	$2,964	$—	$—	$2,964
Corporate debt securities	$—	$37,978	$—	$37,978
U.S. government bonds	$—	$26,904	$—	$26,904
Agency bonds	$—	$2,492	$—	$2,492
Total financial assets	$205,929	$67,374	$—	$273,303
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024 approximate their related fair values due to their short-term nature.
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

4. Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$229,140	$—	$—	$229,140
Corporate debt securities	71,446	126	(1)	71,571
U.S. government bonds	19,966	37	—	20,003
Commercial paper	5,420	2	—	5,422
Total cash equivalents and investments	$325,972	$165	$(1)	$326,136
Classified as:
Cash equivalents				$230,139
Short-term investments				93,527
Long-term investments				2,470
Total cash equivalents and investments				$326,136

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$202,965	$—	$—	$202,965
U.S. treasury bills	$2,957	$7	$—	$2,964
Corporate debt securities	$37,942	$50	$(14)	$37,978
U.S. government bonds	$26,819	$90	$(5)	$26,904
Agency bonds	$2,490	$2	$—	$2,492
Total cash equivalents and investments	$273,173	$149	$(19)	$273,303
Classified as:
Cash equivalents				$202,965
Short-term investments				57,812
Long-term investments				12,526
Total cash equivalents and investments				$273,303
As of September 30, 2025, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$94,526
One to two years	2,470
Total	$96,996
During the three and nine months ended September 30, 2025 and 2024, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any material unrealized gains or losses on these securities.

5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$2,869	$3,030
Work in progress	18,305	16,089
Finished goods	2,847	3,284
Total inventory	$24,021	$22,403
Intangible Assets, Net
The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$59,000	$(10,518)	$48,482	11.9
Developed technology	226,620	(43,503)	183,117	10.0
Assembled workforce	970	(674)	296	0.9
Total intangible assets	$286,590	$(54,695)	$231,895	10.4

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$59,000	$(7,092)	$51,908	12.6
Developed technology	226,620	(29,248)	197,372	10.7
Assembled workforce	970	(431)	539	1.7
Total intangible assets	$286,590	$(36,771)	$249,819	11.1
Amortization expense was $6.0 million and $17.9 million for the three and nine months ended September 30, 2025, respectively, and $5.9 million and $17.1 million for the three and nine months ended September 30, 2024, respectively. Amortization expense was included in cost of sales in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of September 30, 2025 (in thousands):

Amount
2025 (remaining three months)	5,974
2026	23,791
2027	23,575
2028	23,575
2029	23,575
Thereafter	131,405
$231,895

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued sales deductions	$55,916	$37,361
Accrued compensation and related benefits	36,981	32,248
Accrued royalties payable	12,572	9,361
Accrued professional service fees	12,889	12,545
Accrued clinical trials	11,190	7,148
Accrued contract manufacturing and non-clinical costs	8,990	7,555
Accrued interest	5,271	2,108
Accrued loss on firm purchase commitments	2,348	1,898
Operating lease liabilities, current	2,035	1,709
Total accrued expenses and other current liabilities	$148,192	$111,933
Other liabilities
Other liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Noncurrent accrued sales deductions and other	$12,449	$—
Noncurrent accrued loss on firm purchase commitments	3,532	2,509
Total other liabilities	$15,981	$2,509
6. Asset Acquisitions
License Agreement with Enthorin Therapeutics, LLC
In October 2024, the Company entered into a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC (“Enthorin”), under which the Company acquired the worldwide rights to develop, manufacture and commercialize a compound designated as ENT-3379, renamed MRM-3379, in exchange for an upfront payment of $7.5 million and up to an additional $217.5 million upon the achievement of regulatory and sales-based milestones as well as mid-single digit percent royalties on any future sales of MRM-3379. Through September 30, 2025, no milestones have been achieved.
Asset Purchase Agreement with Travere Therapeutics, Inc.
On August 31, 2023, the Company completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”). In accordance with the terms and conditions of the Asset Purchase Agreement entered into with Travere, the Company purchased from Travere substantially all of the assets related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of the Bile Acid Medicines. The Company paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines. Through September 30, 2025, no milestones have been achieved.
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
The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire product sales milestones on total licensed products up to an aggregate of $30.0 million. Through September 30, 2025 under this agreement, the Company paid or accrued $91.5 million for the achievement of various clinical development, regulatory and commercial milestones.
The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. During the nine months ended September 30, 2024, the Company achieved the $10.0 million regulatory milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA and the $10.0 million associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC three months and older by the European Medicines Agency, both of which were capitalized as intangible assets. During the nine months ended September 30, 2025, the Company achieved a $5.0 million development milestone related to maralixibat, which was recognized in research and development expense in the accompanying unaudited condensed consolidated statements of operations. There were no volixibat development and regulatory milestones achieved during the three and nine months ended September 30, 2025 and 2024.
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
Pfizer License
Through the Shire Agreement, the Company was assigned a license agreement with Pfizer pursuant to which the Company obtained an exclusive, worldwide license to certain Pfizer know-how with a right to sublicense. Upon commercialization of any product utilizing the licensed product, the Company pays to Pfizer a low single-digit royalty on net sales of product sold by the Company, its affiliates or sublicensees. The Company’s royalty obligations continue on a licensed product-by-licensed product basis until the eighth anniversary of the first commercial sale of such licensed product anywhere in the world.
Sanofi License
Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-

country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. Through September 30, 2025, no milestones have been achieved.
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
The following tables contain a summary of other information and the undiscounted future minimum payments pertaining to the Company’s operating leases that had commenced as of the end of the periods presented:

September 30, 2025
Weighted-average incremental borrowing rate	7.4%
Weighted-average remaining lease term (in years)	4.0 years

Undiscounted Rent Payments
as of September 30, 2025
(in thousands)
2025 (remaining three months)	$658
2026	2,668
2027	2,733
2028	2,734
2029	1,948
Thereafter	99
Total undiscounted lease payments	10,840
Less: imputed interest	(1,444)
Total lease liability	$9,396
Rent expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.3 million for the three and nine months ended September 30, 2024, respectively. Variable lease payments for operating expenses for the three and nine months ended September 30, 2025 and 2024 were not material.

9. Convertible Notes
Except as described below, the Company’s convertible notes are described in Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report.
The convertible notes consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Principal amount	$316,233	$316,250
Unamortized debt discount and issuance costs	(6,865)	(8,168)
Net carrying amount	$309,368	$308,082
For each of the fourth quarter of 2024 and the first three quarters of 2025, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 4.00% Convertible Senior Notes due 2029 (the “Notes”) for more than 20 trading days during the 30 consecutive trading days ended on each respective quarter end. As a result, for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025, respectively, the Notes were, and for the quarterly period ending December 31, 2025, the Notes are, convertible at the option of the holders of the Notes. During the three and nine months ended September 30, 2025 and through the date of this filing, the amount of the principal balance of the Notes that has been converted was not material.
The Company incurred $10.9 million of transaction costs related to the issuance of the Notes, which are being amortized to interest expense over the term of the Notes using the effective interest method. As of September 30, 2025, the remaining amortization period of the debt discount was approximately 3.6 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Coupon interest expense	$3,163	$3,162	$9,488	$9,487
Amortization of debt discount and issuance costs	443	424	1,303	1,245
Total interest expense on convertible notes	$3,606	$3,586	$10,791	$10,732
As of September 30, 2025 and December 31, 2024, the estimated fair value of the Notes was $760.9 million and $481.9 million, respectively. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy.
10. Stockholders’ Equity
Common Stock
On August 12, 2025, the Company filed an automatic shelf registration statement on Form S-3 with the SEC (the “2025 Shelf Registration”), which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of September 30, 2025, the Company had not issued any securities pursuant to the automatic shelf registration statement.
On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of September 30, 2025, the Company had not issued any securities pursuant to the 2023 Sales Agreement.

Common Stock Reserved for Issuance
Common stock reserved for issuance is as follows:

As of September 30, 2025
Stock options, restricted stock units and performance stock units issued and outstanding	11,183,252
Reserved for future stock awards or option grants	3,804,599
Reserved for employee stock purchase plan	1,806,244
Common stock issuable upon conversion of convertible notes	9,963,711
26,757,806
11. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2025 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	10,031,486	$18.12	6.5	$233,161
Granted	1,740,525	$47.83
Exercised	(2,151,412)	$13.50
Canceled and forfeited	(206,252)	$32.99
Outstanding as of September 30, 2025	9,414,347	$24.35	6.6	$460,953
Vested and exercisable as of September 30, 2025	5,934,048	$16.91	5.5	$334,682
The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2025 and 2024 was $31.86 and $19.38 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $94.1 million and $14.3 million, respectively. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. As of September 30, 2025, the total unrecognized stock-based compensation related to unvested stock option awards granted was $76.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.08-6.08	6.08-6.08	5.50-6.08	5.50-6.08
Expected volatility	68.98%-69.30%	73.10%-76.30%	68.98%-71.31%	72.34%-80.36%
Risk-free interest rate	3.69%-4.03%	3.48%-4.24%	3.69%-4.65%	3.48%-4.62%
Expected dividend yield	—	—	—	—
Restricted Stock Units
The following table summarizes the activity under the Company’s restricted stock units for the nine months ended September 30, 2025:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2024	1,392,562	$26.63
Granted	727,086	$47.76
Vested	(616,708)	$24.82
Cancelled/Forfeited	(87,778)	$35.22
Unvested and outstanding as of September 30, 2025	1,415,162	$37.74
The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.
As of September 30, 2025, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $39.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
Performance Stock Units
The fair value of performance stock units (“PSUs”) granted to employees is equal to the closing market price of the Company’s common stock on the grant date. PSUs are subject to vest only if certain specified sales-based criteria are achieved and the employees’ continued service with the Company. As of September 30, 2025, certain specified sales-based criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. PSUs generally vest over a three-year service period. The number of shares earned is adjusted based on the specified sales-based criteria achievement.
The following table summarizes the activity under the Company’s performance stock units for the nine months ended September 30, 2025:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2024	284,955	$25.15
Granted	217,547	$40.18
Vested	(147,675)	$23.92
Cancelled/Forfeited	(1,084)	$25.39
Unvested and outstanding as of September 30, 2025	353,743	$34.91
As of September 30, 2025, the total unrecognized stock compensation related to performance stock units granted was $11.9 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.

Compensation Expense
Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	$12,122	$8,018	$32,971	$23,578
Research and development	5,676	3,571	18,529	10,978
Cost of sales	329	319	898	637
Total	$18,127	$11,908	$52,398	$35,193
Stock-based compensation capitalized into inventory was $0.2 million for each of the three months ended September 30, 2025 and 2024, and $0.5 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.
12. Segment Reporting
The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s operations and business as one operating segment and allocates resources to operations of the Company on an entity-wide basis. The CODM assesses performance of the Company and determines resource allocation primarily based on net product sales and income (loss) from operations on a consolidated basis. The CODM uses income (loss) from operations to monitor budget versus actual results and considers any adjustments and actions required for good fiscal management.
The Company’s CODM is regularly provided with entity-wide expense categories similar to those found in the consolidated statements of operations, as well as the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product sales, net	$133,010	$90,302	$372,380	$236,979
License and other revenue	—	75	—	495
Total revenue	133,010	90,377	372,380	237,474
Less:
Cost of sales (excluding intangible amortization and other non-cash expenses)	19,643	13,118	54,294	35,614
General and administrative expenses (excluding stock-based compensation)	13,189	10,796	37,960	32,818
Commercialization and Medical Affairs expenses (excluding stock-based compensation)	36,599	31,731	111,971	88,995
Research and development expenses (excluding stock-based compensation)	37,284	28,139	116,542	85,626
Stock-based compensation	17,798	11,589	51,500	34,556
Intangible amortization and other non-cash expenses	5,894	7,688	17,682	23,249
Income (loss) from operations	$2,603	$(12,684)	$(17,569)	$(63,384)
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
On October 22, 2024, we completed a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC granting us the worldwide right to develop and commercialize MRM-3379, an allosteric inhibitor of Phosphodiesterase 4D (“PDE4D”). We intend to develop MRM-3379 for the treatment of Fragile-X Syndrome (“FXS”).
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
We are developing Livmarli for certain rare cholestatic conditions through the Phase 3 EXPAND study, which we initiated in the fourth quarter of 2024. We expect to complete enrollment of the EXPAND study in 2026 with topline data expected in the first half of 2027. In addition, we are advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”), and in October 2024, we announced that the FDA granted Breakthrough Therapy Designation for volixibat as a potential treatment for cholestatic pruritus in patients with PBC. We conducted an interim analysis of our VISTAS Phase 2b clinical trial in PSC and reported interim data from our VANTAGE Phase 2b clinical trial in PBC in June 2024. The VISTAS Phase 2b clinical trial in PSC completed enrollment in the third quarter of 2025 and topline data is expected in the second quarter of 2026. We expect the VANTAGE Phase 2b clinical trial in PBC to complete enrollment in 2026 with topline data expected in the first half of 2027. We are also developing MRM-3379, a novel PDE4D inhibitor, for the treatment of FXS. A Phase 2 multi-dose safety and efficacy trial has begun enrolling patients.
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
Financial Overview
Our net income was $2.9 million for the three months ended September 30, 2025, our net loss was $14.2 million for the three months ended September 30, 2024, and our net loss was $17.6 million and $64.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $661.8 million, compared to $644.2 million as of December 31, 2024. As of September 30, 2025, we had unrestricted cash, cash equivalents and investments of $378.0 million, compared to unrestricted cash, cash equivalents and investments of $292.8 million as of December 31, 2024.
While we generated net income in the third quarter of 2025, we anticipate we will continue to generate net losses for the foreseeable future as we continue commercial activities for our approved medicines, conduct our ongoing and planned clinical trials, seek regulatory approvals for our product candidates and make potential milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We expect that total product sales of our approved medicines will continue to increase on an annual basis; however, due to large periodic orders from Takeda and our distributors, our product revenue may experience fluctuations. Additionally, our product revenues from Takeda are based upon variable consideration estimates. If actual results vary from our estimates, we will make adjustments in the period when such variances become known. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.
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
There have been no significant changes during the three and nine months ended September 30, 2025, except as described below, in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
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
Results of Operations for the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024
Revenue:
Product sales, net	$133,010	$90,302	$42,708
License and other revenue	—	75	(75)
Total revenue	133,010	90,377	42,633
Operating expenses:
Cost of sales	25,537	20,806	4,731
Research and development	42,960	31,710	11,250
Selling, general and administrative	61,910	50,545	11,365
Total operating expenses	130,407	103,061	27,346
Income (loss) from operations	2,603	(12,684)	15,287
Other income (expense):
Interest income	3,251	3,469	(218)
Interest expense	(3,606)	(3,586)	(20)
Other income (expense), net	395	(1,087)	1,482
Net income (loss) before provision for income taxes	2,643	(13,888)	16,531
(Benefit from) provision for income taxes	(262)	347	(609)
Net income (loss)	$2,905	$(14,235)	$17,140
Product Sales, Net
Product sales, net was $133.0 million for the three months ended September 30, 2025, compared to $90.3 million for the three months ended September 30, 2024. The increase in product sales, net was a result of our continued commercialization of Livmarli in the U.S. for the treatment of ALGS and PFIC, and in certain international markets directly or through distributor and partner orders and from our sales of the Bile Acid Medicines.
The following table disaggregates total Product sales, net (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Product sales, net:
Livmarli	$92,235	$59,126	$33,109
Bile Acid Medicines	40,775	31,176	9,599
Total product sales, net	$133,010	$90,302	$42,708
Cost of Sales
For the three months ended September 30, 2025, cost of sales was $25.5 million, compared to $20.8 million for the three months ended September 30, 2024. The increase in cost of sales was primarily a result of increases in royalty expense of $3.9 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, $1.0 million PDUFA fees primarily associated with the approval of our solid dose formulation in Livmarli and $0.7 million in general supply chain support costs. These increases were partially offset by lower product cost of sales of $1.6 million primarily related to the Bile Acid Medicines as we substantially completed the sale of acquired inventory in prior periods which had been recorded at fair value.
Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended September 30,		Change
	2025	2024
Product-specific costs:
Livmarli	$3,033	$6,060	$(3,027)
Volixibat	12,725	8,270	4,455
MRM-3379	3,510	—	3,510
Non product-specific costs:
Stock-based compensation	5,676	3,571	2,105
Personnel	13,022	8,760	4,262
Other	4,994	5,049	(55)
Total research and development expenses	$42,960	$31,710	$11,250
Research and development expenses were $43.0 million for the three months ended September 30, 2025, an increase of $11.3 million compared to the three months ended September 30, 2024. The increase was primarily due to:
•for volixibat programs, an increase of $4.5 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials as well as manufacturing development expenses;
•for MRM-3379, an increase of $3.5 million, primarily due to planning for our Phase 2 study in FXS and clinical manufacturing expenses; and
•for personnel related and stock-based compensation expenses, an increase of $6.4 million related primarily to increased employee headcount and related equity award grants to support our development pipeline, partially offset by
•for Livmarli, a decrease of $3.0 million, primarily due to lower costs from the PFIC rollover study and other clinical costs partially offset by increased expenses associated with the Livmarli Phase 3 EXPAND label expansion study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $61.9 million for the three months ended September 30, 2025, an increase of $11.4 million compared to the three months ended September 30, 2024. The increase was primarily due to increases of $7.7 million in personnel and other compensation-related expenses, including an increase of $4.1 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $1.7 million of legal, accounting and other outside services, $1.0 million in general administrative expenses and $1.0 million of expenses associated with post marketing approval studies.
Interest Income
Interest income was $3.3 million for the three months ended September 30, 2025, a decrease of $0.2 million compared to the three months ended September 30, 2024 largely due to lower yields on investments.
Interest Expense
Interest expense was $3.6 million for the three months ended September 30, 2025 and September 30, 2024, and related to interest expense incurred on our convertible notes.
(Benefit from) provision for income taxes
Benefit from income taxes was $0.3 million benefit for the three months ended September 30, 2025 compared to $0.3 million provision for the three months ended September 30, 2024. The $0.3 million benefit for the three months ended September 30, 2025 was a result of the impact of the One Big Beautiful Bill Act (the “OBBBA”) as the Company

will no longer be required to capitalize its domestic research and experiment costs under Section 174 of the Internal Revenue Code.
Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024
Revenue:
Product sales, net	$372,380	$236,979	$135,401
License and other revenue	—	495	(495)
Total revenue	372,380	237,474	134,906
Operating expenses:
Cost of sales	71,976	58,863	13,113
Research and development	135,071	96,604	38,467
Selling, general and administrative	182,902	145,391	37,511
Total operating expenses	389,949	300,858	89,091
Loss from operations	(17,569)	(63,384)	45,815
Other income (expense):
Interest income	9,307	10,588	(1,281)
Interest expense	(10,791)	(10,732)	(59)
Other income, net	2,589	982	1,607
Net loss before provision for income taxes	(16,464)	(62,546)	46,082
Provision for income taxes	1,169	1,606	(437)
Net loss	$(17,633)	$(64,152)	$46,519
Product Sales, Net
Product sales, net was $372.4 million for the nine months ended September 30, 2025, compared to $237.0 million for the nine months ended September 30, 2024. The increase in product sales, net was a result of our continued commercialization of Livmarli in the U.S. for the treatment of ALGS and PFIC, and in certain international markets directly or through distributor and partner orders and from our sales of the Bile Acid Medicines.
The following table disaggregates total Product sales, net (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Product sales, net:
Livmarli	$253,619	$149,202	$104,417
Bile Acid Medicines	118,761	87,777	30,984
Total product sales, net	$372,380	$236,979	$135,401
Cost of Sales
For the nine months ended September 30, 2025, cost of sales was $72.0 million, compared to $58.9 million for the nine months ended September 30, 2024. The increase in cost of sales was primarily a result of increases in royalty expense of $11.2 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, a $2.3 million increase primarily associated with increased PDUFA fees associated with the approval of our solid dose formulation in Livmarli and higher commercial supply chain costs of $2.8 million. These increases were partially offset by lower product cost of sales of $5.5 million primarily related to the Bile Acid Medicines, as we substantially completed the sale of acquired inventory in prior periods which had been recorded at fair value.

Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024
Product-specific costs:
Livmarli	$11,596	$20,187	$(8,591)
Volixibat	37,382	23,140	14,242
MRM-3379	6,957	—	6,957
Non product-specific costs:
Stock-based compensation	18,529	10,978	7,551
Personnel	39,015	26,374	12,641
License fees (milestone payments)	5,000	—	5,000
Other	16,592	15,925	667
Total research and development expenses	$135,071	$96,604	$38,467
Research and development expenses were $135.1 million for the nine months ended September 30, 2025, an increase of $38.5 million compared to the nine months ended September 30, 2024. The increase was primarily due to:
•for volixibat programs, an increase of $14.2 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials as well as manufacturing development expenses;
•for MRM-3379, an increase of $7.0 million, primarily due to planning for our Phase 2 study in FXS and clinical manufacturing expenses;
•for personnel related and stock-based compensation expenses, an increase of $20.2 million related primarily to increased employee headcount and related equity award grants to support our development pipeline; and
•for license fees, an increase of $5.0 million due to a development milestone payment associated with our Livmarli Phase 3 EXPAND label expansion study, partially offset by
•for Livmarli, a decrease of $8.6 million primarily due to completion of clinical trials including the biliary atresia, PFIC rollover study and a safety study, lower general clinical support costs partially offset by increased expenses associated with the Livmarli Phase 3 EXPAND label expansion study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $182.9 million for the nine months ended September 30, 2025, an increase of $37.5 million compared to the nine months ended September 30, 2024. The increase was primarily due to increases of $24.5 million in personnel and other compensation-related expenses, including an increase of $9.4 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $4.0 million in advertising, promotion and medical affairs expenses associated with commercial activities, $4.0 million in other general administrative expenses, $2.6 million of expenses associated with post marketing studies and $2.4 million associated with legal, accounting and other outside services.
Interest Income
Interest income was $9.3 million for the nine months ended September 30, 2025, a decrease of $1.3 million compared to the nine months ended September 30, 2024 largely due to lower yields on investments.
Interest Expense
Interest expense for the nine months ended September 30, 2025 was unchanged in comparison to the nine months ended September 30, 2024, and related to interest expense incurred on our convertible notes.

Liquidity and Capital Resources
Overview
Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and, to a lesser extent, cash from our product sales and license and collaboration revenue. We had $378.0 million of unrestricted cash, cash equivalents and investments as of September 30, 2025, compared to unrestricted cash, cash equivalents and investments of $292.8 million as of December 31, 2024. We have incurred significant operating losses since our inception. As of September 30, 2025, we had an accumulated deficit of $661.8 million, compared to $644.2 million as of December 31, 2024.
In August 2025, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “2025 Shelf Registration”), which became effective upon filing, pursuant to which we may register for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of September 30, 2025, we have not issued any securities pursuant to the 2025 Shelf Registration.
In November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”) pursuant to the 2025 Shelf Registration. We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. As of September 30, 2025, we have not issued any securities pursuant to the 2023 Sales Agreement.
Based on our current and anticipated level of operations and cash generated from sales of our approved medicines, we believe our existing unrestricted cash, cash equivalents and investments will be sufficient to fund current operations through at least the next 12 months from the filing of this Quarterly Report on Form 10-Q and beyond.
While we generated net income in the third quarter of 2025, we anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, continue commercialization activities for our approved medicines and potentially expand into additional markets, hire additional staff, including clinical, scientific, operational, financial and management personnel and pay potential development milestones. Net loss is also impacted by significant non-cash charges related to stock-based compensation and amortization of intangible assets.
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
During the third quarter of 2025, the last reported sale price of our common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended September 30, 2025. As a result, the Notes are convertible at the option of the holders of the Notes during the fourth quarter of 2025, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the Notes. If holders of the Notes elect to convert their Notes, we may elect to settle such conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock.
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
Cash Flows
The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$49,760	$15,393
Net cash used in investing activities	(24,960)	(90,766)
Net cash provided by financing activities	31,143	12,359
Effect of exchange rate on cash, cash equivalents and restricted cash	3,630	82
Net increase (decrease) in cash, cash equivalents and restricted cash	$59,573	$(62,932)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $49.8 million for the nine months ended September 30, 2025, reflecting our net loss of $17.6 million offset by adjustments of $73.1 million. Adjustments consisted primarily of stock-based compensation, depreciation and amortization of our intangible assets and fixed assets, and charges associated with excess and obsolete inventory and firm commitment losses. Additionally, cash provided by operating activities reflected a cash outflow for changes in net operating assets of $5.7 million, primarily related to an increase in accounts receivable and payments made for inventory and prepaid assets. The net use of cash was partially offset by an increase in accrued sales deductions and royalties due to the growth from our product sales in the nine months ended September 30, 2025, an increase in accrued clinical trial expenses during the period and an increase in accrued interest in relation to the Notes.
Net cash provided by operating activities was $15.4 million for the nine months ended September 30, 2024, reflecting our net loss of $64.2 million partially offset by adjustments of $55.3 million. Adjustments consisted primarily of stock-based compensation, depreciation and amortization of our intangible assets and fixed assets, and charges associated with excess and obsolete inventory and firm commitment losses. Additionally, cash provided by operating activities reflected changes in net operating assets of $24.3 million, primarily related to the increase in accounts payable, accrued expenses and other liabilities resulting primarily from an increase in accrued sales deductions and royalties due to the growth from our product sales in the nine months ended September 30, 2024, and an increase in accrued expenses driven by our growth, including accrued expenses related to clinical studies and contract manufacturing activities, offset by payments made for the purchase of inventory.
Net Cash Used in Investing Activities
Net cash used in investing activities was $25.0 million for the nine months ended September 30, 2025, primarily due to purchases of investments offset by proceeds from maturities of investments.
Net cash used in investing activities for the nine months ended September 30, 2024 was $90.8 million primarily due to purchases of investments resulting from the changing interest rate environment and milestone payments associated with the approval of Livmarli for cholestatic pruritus in patients with PFIC in the U.S. and for the treatment of PFIC in the EU, offset by proceeds from maturities of investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $31.1 million for the nine months ended September 30, 2025, due to proceeds from employee equity award exercises.
Net cash provided by financing activities was $12.4 million for the nine months ended September 30, 2024, due to proceeds from employee equity award exercises.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments as of September 30, 2025 consist of readily available checking and money market funds and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the strategies we employ (including the short-term nature of the instruments in our portfolio and the low risk profile of our investments), as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. For example, a hypothetical change in interest rates of 10% would not have a material impact on the fair market value of our cash equivalents and investments as of September 30, 2025. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.
We have outstanding $316.2 million aggregate principal of the Notes as of September 30, 2025. The interest rates on these Notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of September 30, 2025, the approximate fair value of our Notes was $760.9 million.
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
Based on our overall foreign currency denominated exposures as of September 30, 2025, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $2.6 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in the USD exchange rate.

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
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, Livmarli was the subject of a marketing authorization granted by the European Commission under exceptional circumstances in accordance with Article 14.8 of Regulation (EC) No 726/2004 relating to the authorization and supervision of medicines for human and veterinary use and establishing the EMA. This type of authorization is reviewed annually to reassess the risk-benefit balance of the medicine. The purpose of any specific procedures/obligations imposed as part of the marketing authorization granted in exceptional circumstances is to contribute to the provision of information on the safe and effective use of the product. Grant of a marketing authorization in exceptional circumstances is renewable for one-year periods and will normally not lead to the completion of a full dossier/approval.
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
The FDA’s, European Commission’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for our product candidates or restrict marketing of any then-approved product. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. For example, in April 2023 the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. In April 2024, the Parliament adopted its related position and in June 2025, the European Council agreed on its position. The Council, the Parliament and the European Commission have begun trilogue negotiations with a view to reaching an agreement on the package. Regulatory exclusivities are a key topic of the negotiations. A decrease in data and market exclusivity opportunities for our product candidates in the EU could make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.
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
For example, each indication for which we are evaluating Livmarli and volixibat is a rare cholestatic liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of Livmarli and volixibat. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. In addition, patients may ultimately decide not to enroll in a particular clinical trial for reasons outside of our control. We may seek to conduct clinical trials in countries in which we have not previously conducted trials for our product candidates and in which we have not yet worked with the competent regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with our product candidates. Additionally, other pharmaceutical companies targeting the same cholestatic liver diseases are recruiting clinical trial patients from these patient populations, and have expanded access programs available, which have delayed enrollment in our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays. As a result, we may need to delay the completion of such trials beyond our expected timelines or abandon one or more clinical trials altogether.
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
Risks Related to Our Business and Industry
We have incurred substantial net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred substantial net losses since our inception in May 2018. For the nine months ended September 30, 2025 and 2024, we reported a net loss of $17.6 million and $64.2 million, respectively. As of September 30, 2025, we had an accumulated deficit of $661.8 million.
While we generated net income in the third quarter of 2025, we expect to continue to incur net losses for the foreseeable future as we look to acquire products and product candidates, continue our clinical development of, and seek regulatory approvals for, our product candidates and as we continue commercializing our approved medicines in the U.S., Canada and in certain countries in Europe. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.
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
Disruptions at the FDA, European Commission, EMA and other foreign regulatory authorities may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business. For example, over the last several years, including beginning on October 1, 2025 and continuing to the present, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities to the extent they are not funded by existing available user fees. Repeated or prolonged government shutdowns or global health concerns could prevent the FDA, EMA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities and could significantly impact the ability of the FDA, European Commission, EMA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current U.S. administration has enacted substantial reductions in force at various U.S. government agencies that, if applied to the FDA in a material way, could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could negatively impact our business.
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
Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On July 4, 2025, the OBBBA was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further, through the process created by the Budget Control Act of 2011,there are automatic reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
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
We expect that the Affordable Care Act, the IRA and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our approved medicines and our product candidates, if approved. Further, the overall funding of certain government programs such as Medicaid and Medicare is uncertain and there is no guarantee that funds approved by the U.S. Congress will be made available by the current administration. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (1) directives to reduce agency workforce; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again Commission's recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In September 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. In the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to the approved medicines that we commercialize outside of the U.S., our revenue opportunities may be adversely affected, as we expect that our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the U.S. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, and reduce Medicaid enrollment and funding. We expect additional health reform measures may be implemented in the future.
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
The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, generic pharmaceutical companies and universities and other research institutions who are active in rare disease. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than our product candidates, which may negatively affect our commercial opportunities. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. There may also be competitors for our product candidates that we are unaware of at this point. Additionally, while our product candidates and approved medicines are generally protected for a defined period per jurisdiction by various patents, the loss of patent or regulatory exclusivity for our pharmaceutical products may open such products to competition from generic substitutes that are typically priced significantly lower than the original products. The introduction of generic versions of a pharmaceutical product frequently leads to a swift and substantial decline in the sales of the original product. Our continued innovation efforts cannot fully mitigate the impact of competition from generics.
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
In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Alfasigma S.p.’s (formerly Intercept Pharmaceuticals, Inc.) Ocaliva, Gilead Science’s Livdelzi, and Ipsen’s Iqirvo are approved as a second-line treatment for PBC in patients with inadequate response to ursodeoxycholic acid. We are aware of several agents in clinical development for the treatment of PBC including Alfasigma’s Ocaliva and bezafibrate, Zydus Therapeutics Inc.’s saroglitazar magnesium, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Ascletis Pharma’s ASC42, Umecrine Cognition’s golexanolone, Kowa Company Ltd’s K-808, HighTide Therapeutics Inc.’s HTD-1801, Hepagene Therapeutics Inc’s HPG-1860, Tharimmune Inc’s TH-104, Cascade Pharmaceuticals Inc.’s CS-0159, and GSK’s linerixibat, another IBATi.

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
We have formed and may continue to form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our approved medicines, our product candidates and any future product candidates that we may develop. We also have commercial partnerships outside of North America as well as in major European markets.
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
As of September 30, 2025, we had 355 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our future financial performance and our ability to commercialize our approved medicines, any then-approved product and product candidates depends, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development and other drug development functions. Our growth strategy may entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. Our growth strategy also includes transitioning certain outsourced functions of our business, such as our patient services hub, from third-party vendors to our employees. If we are unable to effectively manage our outsourced activities, if the quality or accuracy of the services provided by consultants is compromised for any reason, or if we are not able to successfully internalize certain functions of our business, our clinical trials may be extended, delayed or terminated, we may not successfully commercialize our approved medicines or obtain regulatory approval for our product candidates, and we may not otherwise advance our business. As we grow our organization to internalize operation of our patient services hub, we may experience adverse changes that we would not have experienced had our patient services hub remained with our third-party vendor, including the potential loss of patient data. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our approved medicines, any then-approved product and product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
We and our third-party suppliers and manufacturers are vulnerable to geopolitical and macroeconomic developments, such as potential future bank failures, tariffs and trade tensions, the ongoing shutdown of the federal government and the resulting effects on its regulatory agencies, geopolitical tensions, the ongoing conflicts between Ukraine and Russia and in the Middle East, and increasing tensions between the U.S. and China, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, future pandemics, high inflation rates and the responses by central banking authorities to control such inflation, which could negatively impact the availability or cost of materials and the third parties on which we rely. Similarly, the manufacturing facilities of a majority of our suppliers are located outside of the U.S. This may give rise to difficulties in importing our product into the U.S. or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation, defective packaging or negative impacts on global shipping due to geopolitical and macroeconomic developments. If such events result in any interruption in the supply of a drug substance or other material or in the manufacture of our approved medicines, such interruption could have a material adverse effect on our business, financial condition, operating results and prospects.
We rely on a specialty pharmacy for all of our sales of our approved medicines in each of the U.S. and Canada and use 3PLs, authorized distributors and licensed partners outside of the U.S. Switching or adding a specialty pharmacy or distributor involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new specialty pharmacy or distributor commences work. If either the specialty pharmacy or the distributor becomes subject to bankruptcy or is acquired by a company that wants to terminate the relationship with us, and we are required to transition to a new specialty pharmacy or distributor, such transition may result in an inability for us to collect outstanding receivables and a decline in our revenue, results of operations and cash flows.
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
Additional funding may not be available on acceptable terms, or at all. As a result of adverse geopolitical and macroeconomic developments, such as potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs and trade tensions, the ongoing shutdown of the federal government and the resulting effects on its regulatory agencies, geopolitical tensions, the ongoing conflicts between Ukraine and Russia and in the Middle East, and increasing tensions between the U.S. and China, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our approved medicines and product candidates or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.
Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold $316.3 million aggregate principal amount of the Notes. Further, in August 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock. Additionally, in November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as such. For example, pursuant to the terms of the Notes and the related indenture (the “Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee, our Notes are subject to conversion at the election of the holders for the quarterly period ending December 31, 2025, and if such an election is made and we elect to settle such conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock as we have done in the past, the issuance of such common stock would dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
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
As of September 30, 2025, we had $316.2 million aggregate principal amount of indebtedness under the Notes.
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
The conditional conversion feature of the Notes entitles holders of the Notes to convert the Notes at any time during specified periods at their option if such conditions are met. For example, the conditional conversion feature of the Notes has been met previously, including in September 2025. Consequently, for prior quarterly periods, the Notes were, and for the quarterly period ending December 31, 2025, the Notes are, subject to conversion at the election of the holders. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
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
Also, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Summary of Significant Accounting Policies. During the three months ended September 30, 2025, the conditional conversion feature of the Notes was triggered and the Notes are convertible, in whole or in part, at the option of the holders between October 1, 2025 through December 31, 2025. We use the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2025 to November 3, 2025 has ranged from a low of $38.39 to a high of $77.69. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:
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
•geopolitical and macroeconomic developments, including the ongoing military conflicts, economic slowdowns, recessions, inflation, tariffs and trade tensions, the ongoing shutdown of the federal government and the resulting effects on its regulatory agencies, bank failures, high interest rates and tightening of credit markets; and
•other events or factors, many of which are beyond our control.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC in September 2025. For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of September 30, 2025. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
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
Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs and trade tensions, the ongoing shutdown of the federal government and the resulting effects on its regulatory agencies, geopolitical tensions and military conflicts, such as the ongoing conflicts between Ukraine and Russia and in the Middle East, and increasing tensions between the U.S. and China. The effects caused by these factors could be exacerbated by any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, inflation and interest rates, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers, suppliers and other collaborators operate. A weak or declining global economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Michael Grey, Director	Adopted	August 22, 2025	X		Up to 150,000	June 30, 2027
Saira Ramasastry, Director	Adopted	September 18, 2025	X		Up to 20,977	September 18, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description

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

10.1
Mirum Pharmaceuticals, Inc. 2020 Inducement Plan, as amended September 4, 2025 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-290137), filed with the SEC on September 9, 2025).

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

Mirum Pharmaceuticals, Inc.

Date: November 4, 2025	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: November 4, 2025	By:	/s/ Eric Bjerkholt
Eric Bjerkholt
Chief Financial Officer (Principal Financial Officer)