Form 10-K
period 2025-12-31
Mirum Pharmaceuticals, Inc.
filed 2026-02-25
CIK 1759425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $50.89 per share.
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of February 20, 2026 was 60,341,617.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:
•the commercialization of our approved medicines and our product candidates, if approved;
•our ability to obtain and maintain regulatory approval for our approved medicines and our product candidates or any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
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
•our ability to timely and successfully integrate Bluejay Therapeutics, Inc. into our business and to successfully develop brelovitug; and
•the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing.
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
•We may need substantial additional financing to continue our commercialization efforts for our approved medicines, develop our product candidates, license or acquire new product candidates and approved medicines, and implement our operating plans. If we fail to obtain additional financing when needed, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
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
We have three approved medicines: LIVMARLI® (maralixibat) (“Livmarli”), CHOLBAM® (cholic acid) capsules (“Cholbam”), and CTEXLI® (chenodiol) tablets (“Ctexli”).
Livmarli is a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor (“IBATi”) that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”), the European Union (“EU”) and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the U.S., Canada and Japan and for the treatment of PFIC in the EU. We market and commercialize Livmarli in the U.S., Canada and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. We are also seeking to add to the approved indications for Livmarli by conducting the EXPAND study in settings of cholestatic pruritus due to other rare conditions.
In August 2023, we completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of chenodiol and Cholbam (also known as Kolbam) (and together with chenodiol, the “Bile Acid Medicines”) pursuant to an asset purchase agreement dated July 16, 2023 (such acquisition, the “Bile Acid Portfolio Acquisition”).
The U.S. Food and Drug Administration (“FDA”) approved Cholbam in March 2015 as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for adjunctive treatment of patients with peroxisomal disorders, including peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”). Chenodiol is standard of care for the treatment of cerebrotendinous xanthomatosis (“CTX”) in the U.S. with a medical necessity recognition by the FDA and was commercialized under the brand name Chenodal. We submitted a New Drug Application (“NDA”) for chenodiol for the treatment of CTX in 2024 and received FDA approval for the treatment of adults with CTX in February 2025. Chenodiol is commercialized under the brand name Ctexli. We currently market and commercialize Cholbam and Ctexli in the U.S. through our specialized and focused commercial team. We have also assumed license and distribution agreements with several rare disease companies for the commercialization of Cholbam and chenodiol in additional countries.
We are advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”). Volixibat has received FDA breakthrough therapy and orphan drug designation for cholestatic pruritus in PBC patients based on the positive interim analysis of the VANTAGE Phase 2b study. Volixibat has also completed a successful interim analysis of the VISTAS Phase 2b study in PSC patients. Enrollment of our VISTAS Phase 2b clinical trial in PSC was completed in the third quarter of 2025 and we expect to announce top-line results from this trial in the second quarter of 2026. Enrollment of our VANTAGE Phase 2b clinical trial in PBC is expected to be completed in the second half of 2026.
On January 23, 2026, we completed the acquisition of Bluejay Therapeutics, Inc. (“Bluejay” and such acquisition, the “Bluejay Acquisition”) and its lead product candidate brelovitug (BJT-778). We are advancing brelovitug for the treatment of chronic hepatitis D virus (“HDV”) infection. Brelovitug is a fully human IgG1 monoclonal antibody that binds the hepatitis B surface antigen, thereby clearing virions and subviral particles and preventing HDV infection and replication. Brelovitug has been granted FDA Breakthrough Therapy designation and European Medicines Agency (“EMA”) Priority Medicines (“PRIME”) scheme designation and European Commission orphan medicinal product designation. Brelovitug is currently being evaluated in the global AZURE clinical program with topline results from the AZURE-1 and AZURE-4 registration-enabling clinical trials expected in the second half of 2026.
We are also advancing our product candidate MRM-3379, a novel, oral, CNS-penetrant PDE4D inhibitor for the treatment of fragile X syndrome (“FXS”). We are currently enrolling patients in the BLOOM Phase 2 clinical study of MRM-3379 in FXS and expect topline data in 2027.

Our Strategy
Our goal is to strengthen our leadership position in rare and orphan diseases for which the unmet medical need is high. The key components of our strategy include:
•Commercialize medicines for rare diseases. Livmarli is approved by the FDA and the European Commission for the treatment of cholestatic pruritus in patients with ALGS, approved by the FDA for treatment of cholestatic pruritus in patients with PFIC and approved by EMA for the treatment of PFIC. We are commercializing Livmarli in the United States, Canada, and certain countries in Europe through direct sales. Additionally, we have entered into several distributor and licensing agreements to advance Livmarli in numerous territories outside of the markets where we commercialize Livmarli directly. Chenodiol is standard of care in the U.S. for the treatment of CTX and is being commercialized under the brand name Ctexli. Cholbam is approved for the treatment of bile acid synthesis disorders and adjunctive treatment of patients with peroxisomal disorders, including PBD-ZSD and we expect to continue to commercialize the medicine for these indications. We are commercializing Ctexli and Cholbam in the United States through one specialty pharmacy.
•Advance our current pipeline of clinical programs to regulatory approval. We are seeking to add to the approved indications for Livmarli by conducting the EXPAND study in settings of cholestatic pruritus due to other rare conditions. We plan to further leverage our understanding of cholestatic liver disease with volixibat in adult settings. We are conducting adaptive, potentially registrational, Phase 2b clinical trials of volixibat in PSC and PBC. We acquired Bluejay in January 2026 and plan to continue to develop brelovitug for the treatment of chronic HDV infection. We are conducting the global AZURE program to enable registration in the U.S., Europe and other geographies. MRM-3379 is a novel PDE4D inhibitor, which we expect to develop for FXS, a rare genetic neurocognitive disorder. We initiated a dose ranging Phase 2 trial in 2025 with data expected in 2027.
•Continue to acquire additional pipeline or commercial rare disease products or companies. We have assembled a team of scientific, clinical and business leaders with highly relevant experience to enable the advancement of therapeutics for rare and orphan diseases. We intend to leverage our collective expertise to identify, acquire, in-license and advance additional product candidates for the treatment of rare and orphan diseases.
•Deploy our resources efficiently to maximize value creation and long term financial performance. Our financial objective is value creation through long-term cash-flow generating revenue growth. We aim to accomplish this by successfully commercializing current approved medicines and successfully developing and commercializing current and future clinical-stage product candidates.

Our Product Pipeline
The following graphic depicts each of our approved medicines and product candidates, the respective indications we are pursuing, the expected next milestones and regulatory designations:

	Preclinical	Phase 1	Phases 2 and 3	Approved

Livmarli (Maralixibat)

Alagille Syndrome (ALGS) [1]	FDA & EMA Approved

Progressive Familial Intrahepatic Cholestasis (PFIC) [2]	FDA & EMA Approved

Cholestatic Pruritus (Additional Settings)	EXPAND Phase 3, topline data expected in Q4 2026

Ctexli (Chenodiol)

Cerebrotendinous Xanthomatosis (CTX) [3]	FDA Approved

Cholbam (Cholic Acid)

Bile acid synthesis disorders and PBD-ZSD [4]	FDA Approved

Volixibat

Primary Sclerosing Cholangitis	VISTAS positive interim analysis, confirmatory topline data expected Q2 2026

Primary Biliary Cholangitis	VANTAGE positive interim analysis, expect enrollment completion H2 2026

Brelovitug

Hepatitis Delta Virus (HDV)	AZURE 1 and 4, Phase 3 topline data expected H2 2026 (US registrational program)

AZURE 2 and 3, Phase 3 topline data expected H1 2028 (EU registrational program)

MRM-3379

Fragile X Syndrome (FXS)	BLOOM Phase 2, topline data expected in 2027
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
3 Received FDA approval for the treatment of adults with CTX.
4 Bile acid synthesis disorders include PBD-ZSD.
Our Approved Medicines
Livmarli for cholestatic pruritus in patients with ALGS
Livmarli is a novel, orally administered, minimally-absorbed medicine approved by the FDA and EMA for cholestatic pruritus in patients with ALGS. Livmarli is an IBATi that prevents absorption of bile acids in the ileum, thereby lowering serum bile acid (“sBA”) levels in settings of cholestasis where excess bile acids cause symptomatic and progressive disease burden.
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
Livmarli for cholestatic pruritus in patients with PFIC
Livmarli is a novel, orally administered, minimally-absorbed medicine approved by the FDA for cholestatic pruritus in patients with PFIC and by the EMA for treatment of patients with PFIC.
PFIC is a group of rare autosomal recessive liver diseases characterized by canalicular bile transport defects, resulting in disrupted bile formation, progressive cholestasis with elevation of sBA, and pruritus. In children, PFIC represents 10% to 15% of indications for liver transplant, either due to intractable pruritus or end-stage liver disease. The most prevalent PFIC types are bile salt export pump (“BSEP”) deficiency, also known as PFIC2 (50%–60%), multidrug resistance protein 3 (MDR3) deficiency, also known as PFIC3 (30%–40%), and familial intrahepatic cholestasis-associated protein 1 (FIC1) deficiency, also known as PFIC1 (10%–20%). Other types include tight junction protein 2 (TJP2) deficiency, also known as PFIC4 and myosin VB (MYO5B) deficiency, also known as PFIC6. In addition, a minority of patients with PFIC phenotype elude genetic diagnosis using current methods, and are diagnosed clinically. Recent broadening of use of genetic testing in adult hepatology practices has resulted in an increased diagnosis of late-onset PFIC patients.
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
Ctexli (Chenodiol)
Chenodeoxycholic acid, chenodiol or CDCA is a naturally occurring bile acid that was until recently approved only for the treatment of people with radiolucent stones in the gallbladder. CDCA received FDA approval to treat CTX in February 2025, which is commercialized under the brand name Ctexli. CTX is a rare, progressive and under diagnosed bile acid synthesis disorder affecting many parts of the body. We estimate there are 1,000 - 2,000 prevalent CTX patients in the United States, however only 10% are currently diagnosed.
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
Our Clinical Product Candidates
Livmarli
We are advancing our approved medicine Livmarli in additional indications. Through the EXPAND phase 3 study we are exploring the treatment of pruritus in rare cholestatic settings other than ALGS, PFIC, PSC, intrahepatic cholestasis of pregnancy and PBC. We believe that the prevalent pediatric patient population in the United States and Europe in these additional rare cholestatic settings is approximately 1,000 patients. We expect topline results from the EXPAND study in the fourth quarter of 2026.
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
PSC is a serious, idiopathic chronic cholestatic liver disease characterized by the progressive inflammation and destruction of bile ducts, which can lead to life-threatening complications. It is estimated that approximately 54,000 people in the United States and Europe suffer from PSC with approximately 30,000 people in the United States alone. Up to approximately 65% of PSC patients suffer from pruritus during the course of the disease. Liver transplantation is the only treatment shown to improve clinical outcomes in PSC but is expensive, requires long-term administration of immunosuppressants and only a portion of the patients who require a liver transplant are able to match with a suitable donor organ. Ursodeoxycholic acid (“UDCA”), is used off-label in PSC with conflicting evidence. We are conducting the VISTAS Phase 2b clinical trial of volixibat in patients with pruritus and PSC. VISTAS is an adaptive, randomized Phase 2b clinical trial evaluating the effect of volixibat on pruritus, sBA and fibrosis markers in patients with PSC and pruritus. We expect to announce topline results from the VISTAS study in the second quarter of 2026.
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
Brelovitug
We are advancing brelovitug for the treatment of chronic HDV infection. Brelovitug is a novel fully human IgG1 monoclonal antibody that binds the hepatitis B surface antigen, thereby clearing virions and subviral particles and preventing HDV infection and replication. The results of the brelovitug Phase 2 study show the potential for this treatment to substantially decrease viral load and improve liver function. The Phase 2 study in 47 adults with chronic HDV infection demonstrated 100% virologic response, defined as a 2 log or greater reduction or target not detected (“TND”) for HDV RNA. This was observed across all dose groups at 48 weeks, with nearly all patients achieving this response by 24 weeks. Additionally, 65-82% of subjects achieved the composite endpoint of virologic response and Alanine Aminotransferase (“ALT”) normalization. The safety profile was favorable with no grade 3 or higher adverse events, no serious adverse events, a low rate of flu-like symptoms and no ALT elevation or neutropenia. Based on this data, brelovitug was granted FDA breakthrough designation and EMA PRIME designation.
Brelovitug is currently being evaluated in the global AZURE Phase 3 program which is designed to meet expected registrational requirements in both the U.S. and EU with a primary combined endpoint of virologic response and ALT normalization. Registration in the U.S. will be supported by the AZURE-1 and AZURE-4 studies with the primary composite endpoint of virologic response and ALT normalization. Virologic response is defined as 2 log or greater decline or undetectable HDV RNA. Studies AZURE-1 and -4 are evaluating two doses of brelovitug, a once weekly 300 mg subcutaneous dose and a once monthly 900 mg subcutaneous dose with a primary analysis after 24 weeks. Each study also includes an extension period to support long term safety and efficacy. We expect to complete the 24-week trial period of both AZURE-1 and -4 and announce topline results in the second half of 2026. AZURE-2 and AZURE-3 will compare brelovitug to an active control, bulevirtide, which is approved in the EU. AZURE-2 and -3 are 48-week and 24-week studies, respectively. These studies are intended to support EMA registration as well as long-term efficacy and safety, with final data expected in the first half of 2028.
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
MRM-3379 is a potent and selective allosteric inhibitor of PDE4D, an enzyme predominantly expressed in brain regions associated with learning, memory, and emotional regulation. Inhibition of PDE4D increases signaling by cAMP, which is impaired in FXS patients, and may support the improved function of the biochemical cascades believed to regulate memory, learning, and cognitive processes. MRM-3379 has been granted FDA Fast Track designation for the treatment of FXS. We are currently enrolling patients in the BLOOM Phase 2 clinical study of MRM-3379 in FXS and expect topline data in 2027.
License, Finance, Royalty Agreements and Asset Purchases
Assignment and License Agreement with Shire International GmbH (Takeda)
In November 2018, we entered into an assignment and license agreement (“Shire License Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda Pharmaceutical Company Limited. Pursuant to the Shire License Agreement, Shire assigned, transferred and conveyed all of its right, title and interest in and to the license agreement, as amended (“Satiogen Agreement”), with Satiogen Pharmaceuticals, Inc. (“Satiogen”), now a wholly owned Mirum entity, under which we obtained an exclusive, worldwide license to certain patents and know-how controlled by Satiogen related to ASBTis (“ASBTi Technology”) and TGR5 agonists (“TGR5 Technology”), the Pfizer Agreement and the Sanofi Agreement, both as defined below (collectively with the Satiogen Agreement, the “Assigned License Agreements”).
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
Under the Shire License Agreement and Assigned License Agreements, to date, we have met clinical development, regulatory and sales milestones resulting in the payment of an aggregate of $101.5 million related to our Livmarli and volixibat programs.
Upon achievement of certain thresholds for aggregate worldwide net sales for all Shire Licensed Products, we are required to pay Shire, on a one-time, non-refundable and non-creditable basis, up to an aggregate of $30.0 million in tiered sales milestone payments. In the fourth quarter of 2023, we paid Shire $5.0 million based on the achievement of a sales milestone. Lastly, upon certain annual worldwide net sales of all Shire Licensed Products, we are required to pay Shire, on a non-refundable and non-creditable basis, tiered royalties with rates ranging from low double-digits to mid-teens (“Shire royalties”). As we make royalty payments to Satiogen under the Satiogen Agreement, the Shire royalties will be reduced by a low single digit percentage of net sales. Similarly, if we actually make royalty payments to Sanofi, which is defined below, under the Sanofi Agreement, the Shire royalties will be reduced by low to high single digit percentages of certain net sales thresholds.

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
License agreement with Novartis Pharma AG
Bluejay obtained a worldwide license to develop and commercialize brelovitug from Novartis in June 2021. Under the terms of the license agreement, Novartis is entitled to receive up to $8.0 million in development milestones and up to $27.0 million in commercial milestones. Novartis is also entitled to receive commercial royalties of mid-single digit percent of sales. In addition, Bluejay agreed to pay Novartis a milestone payment of $4.0 million upon a change of control, which was earned upon closing of the acquisition of Bluejay in January 2026.
Manufacturing and License Agreement with Lonza Ltd.
In conjunction with the manufacture and commercialization of brelovitug, Bluejay entered into a master services agreement with Lonza Ltd. (“Lonza”) in October 2021 and a license agreement with Lonza Sales AG in December 2022 (the “Lonza License Agreement”). Lonza is manufacturing brelovitug using its proprietary cell line technology and related intellectual property. Under the Lonza License Agreement, Bluejay obtained a non-exclusive, sublicensable license under Lonza’s cell line technology and related know-how and patents for the manufacture and commercialization of brelovitug.
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
Asset Purchase Agreement with Travere Therapeutics, Inc.
On August 31, 2023, we completed the Bile Acid Portfolio Acquisition. We paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines. As of December 31, 2025, the Company accrued $25.0 million for the achievement of a commercial milestone associated with achievement of certain net product sales, which is expected to be paid in the first quarter of 2026.
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
We have developed and continue to develop patent portfolios around our product candidates, Livmarli (maralixibat) and volixibat. We have rights to pending patent applications in the United States, Europe, South Korea, Hong Kong, and Singapore covering the methods of treating various cholestatic liver indications using maralixibat and/or volixibat which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to issued U.S. Patent No. 11,376,251, which is directed to methods of treating ALGS in a pediatric subject with maralixibat, expiring in October 2032. We also have rights to U.S. Patent No. 12,350,267, which is directed to methods of treating PFIC in a pediatric subject with maralixibat, expiring in October 2032. We also have rights to U.S Patent Nos. 10,512,657 and 11,229,661, which are directed to methods of treating or ameliorating PFIC2 and methods of treating or ameliorating a pediatric disorder characterized by having a non-truncating BSEP mutation selected from PFIC2, BRIC2, and drug induced cholestasis in a pediatric subject comprising administering maralixibat, respectively, both of which expire in October 2032. These four U.S. patents are listed in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”) for Livmarli. We have rights to a U.S. patent that is directed to methods of treating PBC with volixibat, expiring in October 2032.
We have rights to granted patents in Australia, Brazil, Canada, China, Israel, Japan, Mexico, South Korea, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Turkmenistan, South Africa and Macau covering the methods of treating cholestasis using IBATis that have limited systemic exposure, which expire in October 2032. We also have rights to pending patent applications in United States, Europe, Hong Kong and Singapore, covering methods of treating pediatric cholestatic liver diseases using IBATis that have limited systemic exposure, which, if issued, would expire in October 2032, absent any patent term adjustments or extensions. We have rights to granted patents in Australia, Brazil, Canada, China, Israel, Japan, Mexico, South Korea, South Africa, Singapore, Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Slovak Republic, Spain, Sweden, Switzerland, United Kingdom, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Macau and Turkmenistan covering methods of treating pediatric cholestatic liver diseases using IBATis that have limited systemic exposure, which expire in October 2032. We also have rights to a granted patent in South Africa covering pediatric dosage forms of IBATis that have limited systemic exposure, which expires in October 2032.
We have rights to U.S. Patent Nos. 11,229,647 and 11,497,745, which are directed to methods of treating ALGS in a pediatric subject comprising administering maralixibat to the subject expiring in February 2040. We also have rights to U.S. Patent No. 11,918,578, which is directed to a method of treating cholestatic pruritus in ALGS subjects expiring in February 2040. These three U.S. patents are listed in the Orange Book for Livmarli. We have rights to granted patents in Austria, Belgium, Bulgaria, Croatia, Denmark, Finland, France, Germany, United Kingdom, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Romania, Sweden, Switzerland, Turkey, United Kingdom, Spain, Mexico, Japan and Russia, which are directed to maralixibat or volixibat for use in treating cholestatic liver disease in a subject having BSEP deficiency but without total loss of BSEP activity, which expire in February 2040. We have rights to pending patent applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods for treating cholestatic liver disease and to methods for using patient genotype to predict response to IBATi administration in patients with BSEP deficiency. Any patents issuing from these applications would expire in February 2040, absent any patent term adjustments or extensions.
We have rights to a granted patent in Russia directed to methods for treating ALGS comprising administering higher dosages of maralixibat. We have rights to pending applications in the United States, Europe, Canada, China, Japan, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods for treating cholestatic liver disease comprising administering higher dosages of IBATis. We have rights to granted patents in Japan, Russia, Hong Kong, Croatia, Czech Republic, Ireland, Norway, Poland, Romania, Slovak Republic, Spain, Switzerland, and United Kingdom directed to methods of increasing growth in pediatric subjects having cholestatic liver disease by administering IBATis, which expire in February 2040. We have rights to pending applications in the United States, Europe, Canada, South Korea, Israel, Brazil, Russia, Mexico, Australia, New Zealand, UAE, and Saudi Arabia directed to methods of increasing growth in pediatric subjects having cholestatic liver disease by administering IBATis. Any patents issuing from these applications would expire in February 2040, absent any patent term adjustments or extensions.
We have rights to pending applications in the United States, Argentina, Taiwan, Europe, Canada, China, Japan, South Korea, Australia, India, Israel, Singapore, Brazil, Mexico, Eurasia, New Zealand, United Arab Emirates, Saudi Arabia, Morocco, Tunisia, Egypt, Chile, Colombia, Malaysia, Philippines, Thailand, Vietnam, South Africa and Hong Kong directed to formulations of maralixibat which, if issued, would expire in October 2042, absent any patent term adjustments or extensions. We have rights to a granted patent in Luxemburg directed to increased event-free survival of long-term maralixibat patients which expires in October 2042. We have rights to pending applications in the United States, Europe, Canada, China, Japan, Australia, Israel, Singapore, Mexico, Eurasia, South Africa, and Hong Kong directed to methods of treatment with IBATis in the fasted state which, if issued, would expire in October 2042, absent any patent term adjustments or extensions. We have rights to pending applications in the United States, Europe, Canada, China, Japan, Australia, Israel, Singapore, Mexico, Eurasia, South Africa, New Zealand, Malaysia, Saudi Arabia, United Arab Emirates, Morocco, Tunisia, Lybia, Iraq, and Hong Kong directed to increased event-free survival of long-term maralixibat patients which, if issued, would expire in November 2042, absent any patent term adjustments or extensions.
We have rights to pending applications in the United States, Argentina, Taiwan, Uruguay, Paraguay, Europe, Canada, China, Hong Kong, Japan, South Korea, Australia, India, Israel, Singapore, Brazil, Mexico, Eurasia, South Africa,

New Zealand, Chile, and United Arab Emirates directed to highly pure maralixibat forms and intermediates which, if issued, would expire in September 2043, absent any patent term adjustments or extensions. We have rights to U.S. Patent No. 12,296,050 directed to maralixibat compositions and solid dosage forms expiring in October 2043. This patent is listed in the Orange Book for Livmarli. We have rights to pending applications in the United States, Patent Cooperation Treaty (“PCT”), and Taiwan directed to maralixibat compositions and solid dosage forms which, if issued, would expire in October 2043, absent any patent term adjustments or extensions. We have rights to pending applications in the United States, Taiwan, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, Japan, South Korea, Mexico, New Zealand, Singapore and South Africa directed to methods of treating PFIC with maralixibat which, if issued, would expire in October 2043, absent any patent term adjustments or extensions. We have rights to pending applications in the United States, Brazil, Canada, China, Eurasia, Europe, Israel, Japan, South Korea, Mexico, New Zealand and Singapore directed to pharmaceutical compositions comprising volixibat which, if issued, would expire in May 2044, absent any patent term adjustments or extensions. We have rights to pending applications in the United States and PCT directed to methods of treating cholestatic pruritus in rare diseases which, if issued, would expire in May 2045, absent any patent term adjustments or extensions.
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
We have rights to a patent portfolio and will continue to develop a patent portfolio around our product candidate MRM-3379. We have rights to three issued U.S. patents covering MRM-3379 as a composition-of-matter, as well as a pending counterpart in the United States and issued foreign counterparts in Belgium, France, Germany, Norway, the Netherlands, Sweden, Switzerland, United Kingdom, Denmark, Italy, Ireland, Spain, United Kingdom, Australia, Canada, China, Japan, South Korea, Brazil, India, Israel, Mexico, New Zealand, Russia, Singapore, Hong Kong, and Taiwan, which are set to expire in March 2034, absent any patent term extensions. We have rights to pending PCT and Taiwan applications covering methods of treating Fragile X syndrome using MRM-3379. Patents related to MRM-3379 may be eligible for patent term extensions in certain jurisdictions, including the United States, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.
Upon approval in the United States, as MRM-3379 has not previously been approved in the United States for any indication, it may be eligible for five years of NCE exclusivity, which would run concurrently with its seven years of orphan drug exclusivity if we obtain orphan drug exclusivity for FXS or another approved orphan indication.
We have rights to a patent portfolio and will continue to develop a patent portfolio around our product candidate brelovitug. We have rights to two issued U.S. patents, U.S. Patent Nos. 11,932,681 and 12,331,104, covering brelovitug as a composition-of-matter and methods of treating hepatitis B, as well as a pending counterpart in the United States and issued foreign counterparts in China and Japan, as well as pending foreign counterparts in China, Europe, Hong Kong, and Japan, which are set to expire in 2039-2041 absent any patent term extensions. We have rights to pending United States, Australia, Canada, Europe, Israel, India, Japan, Korea, Mongolia, New Zealand, Singapore, United Arab Emirates, and Taiwan applications covering methods of treating hepatitis D using brelovitug, which are set to expire in 2044, absent any patent term adjustment or extensions. We have rights to a pending United States provisional application covering the pharmaceutical compositions of brelovitug, and any patent issued claiming priority to the provisional will expire in 2046 absent any patent term adjustments or extensions. Patents related to brelovitug may be eligible for patent term extensions in certain jurisdictions, including the United States, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

Upon approval in the United States, as brelovitug has not previously been approved in the United States for any indication, it may be eligible for a 12-year biologics exclusivity which would run concurrently with its seven years of orphan drug exclusivity if we obtain orphan drug exclusivity for chronic HDV treatment or another approved orphan indication.
In addition to patent protection, we rely on trade secret protection, trademark protection and know-how to expand our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business. We are a party to a number of license agreements under which we are granted intellectual property rights to know-how that are important to our business. We have access to, or have licensed, know-how related to Livmarli in the United States, Europe and other countries from Pfizer and Shire. We have licensed know-how related to ASBTi Technology and TGR5 Technology from Satiogen. We have access to, or have licensed, know-how related to volixibat from Sanofi and Shire. We have licensed know-how related to brelovitug from Novartis. We have licensed know-how related to MRM-3379 from Enthorin. Our existing license agreements as related to Livmarli, volixibat, brelovitug and MRM-3379 impose various development, regulatory and/ commercial diligence obligations, payment of milestones and/or royalties and other obligations.
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
Manufacturing
We do not own or operate manufacturing facilities for the production of our approved medicines or our product candidates that we may develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient and finished products, including clinical supplies. Over the course of the development of our IBATis we have used and continue to use multiple third-party contract manufacturers. We have entered into and expect to continue to enter into agreements for commercial production of our approved medicines. We do not have any current contractual arrangements for the manufacture of commercial supplies of volixibat. We have entered into an agreement with Lonza for the manufacture of brelovitug. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.
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
We are aware of two other companies pursuing clinical development and commercialization of therapies that reduce sBA levels via the IBAT pathway. GlaxoSmithKline plc (“GSK”) and Ipsen Pharma (“Ipsen”) have IBATs in clinical development for cholestatic liver diseases.
We are aware Ipsen has received approval for odevixibat (Bylvay) for the treatment of pruritus in patients with PFIC and cholestatic pruritus in patients with ALGS in the U.S., and for the treatment of PFIC in the EU and for odevixibat (Kayfanda) for the treatment of cholestatic pruritus in ALGS. In the EU, Bylvay and Kayfanda are authorized under exceptional circumstances. Ipsen has opened enrollment in their ALGS open-label extension study to infants 11 months or younger and is also conducting a study of odevixibat in biliary atresia and plans to pursue other cholestatic liver diseases. GSK announced in November 2024 that the Phase 3 GLISTEN trial with linerixibat in PBC met its primary pruritus endpoint and that GSK has submitted marketing applications to the U.S., EU and other health authorities with potential approvals expected in 2026.
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
In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Alfasigma S.p.’s (formerly Intercept Pharmaceuticals, Inc.) Ocaliva, Gilead Science’s Livdelzi, and Ipsen’s Iqirvo are approved as a second-line treatment for PBC in patients with inadequate response to ursodeoxycholic acid. We are aware of several agents in clinical development for the treatment of PBC including Alfasigma’s Ocaliva and bezafibrate, Zydus Therapeutics Inc.’s saroglitazar magnesium, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Umecrine Cognition’s golexanolone, Kowa Company Ltd’s K-808, HighTide Therapeutics Inc.’s HTD-1801, Hepagene Therapeutics Inc.’s HPG-1860, Tharimmune Inc.’s TH-104, Cascade Pharmaceuticals Inc.’s CS-0159, and GSK’s linerixibat, another IBATi.

We are not aware of FDA or European Commission approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Dr. Falk Pharma’s Norucholic acid, HighTide Therapeutics Inc.’s HTD-1801, Alfasigma’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor and ritivixibat, NGM Biopharmaceuticals Inc.’s NGM282, Chemomab Therapeutics Ltd.’s CM-101, Cascade Pharmaceuticals Inc.’s CS-0159, LISCure Biosciences Inc.’s LB-P8, Halo Biosciences Inc.’s HB-1614, ProQR Therapeutics N.V.’s AX-0810, Rectify Pharmaceuticals, Inc.’s RTY-694 and Pliant Therapeutics’ bexotegrast.
There are other approved chenodeoxycholic acid products available outside of the U.S. Both Dr. Falk Pharma GmbH and Leadiant Biosciences, Inc. have FDA Orphan Drug Designations granted for the treatment of CTX (granted in 2004 and 2007, respectively), and we believe that Leadiant Biosciences, based on publicly available information, may be conducting a clinical study in CTX. There are currently no FDA-approved treatments in the U.S. that compete with Cholbam. There are other approved cholic acid products available outside of the U.S. and Laboratoires CTRS has received approval from the EMA for a version of cholic acid.
There are currently no approved products available in the U.S. for the treatment of chronic HDV infection. Bulevirtide, which is commercialized by Gilead Sciences, is approved for commercial sale in the EU and Gilead is seeking approval from the FDA to commercialize bulevirtide in the U.S. In addition, we are aware that Vir Biotechnology is developing tobevibart in combination with elebsiran for the treatment of chronic HDV. We are aware of several other agents in clinical development for the treatment of chronic HDV including Gilead Science’s GS-4321, Shanghai HEP Pharmaceutical Co., Ltd.’s Hepalatide, Suzhou Ribo Life Science Co., Ltd.’s RBD1016, Assembly Biosciences’s ABI-6250, Huahui Health Ltd.’s Libevitug and HH-1270, Replicor Inc.’s REP 2139-Mg and REP 2139-Ca, and EIT Pharma’s Jitixib® (Lonafarnib).
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act (the “Hatch-Waxman Act”), a pharmaceutical manufacturer may file an abbreviated new drug application (“ANDA”) seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our approved medicines, including Ctexli and Cholbam, are or may be subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity although Ctexli does have orphan designation for the CTX indication. Further, as described in more detail in Part I, Item 1A, “Risk Factors” and Note 15 in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we have initiated litigation against certain parties alleging infringement of certain “Orange Book” listed patents covering LIVMARLI in accordance with the procedures set out in the Hatch-Waxman Act following the submission by such parties of ANDAs directed to generic versions of LIVMARLI. We cannot make any predictions about the final outcome of these matters or the timing thereof.
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
Government Regulation and Product Approval
As a biopharmaceutical company that operates globally, we are subject to extensive regulation. Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. Generally, our activities in other countries are or will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the EU are addressed in a centralized way, but country-specific regulation remains essential in many respects.

U.S. Biopharmaceutical Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”), and biologics additionally under the Public Health Service Act, and their implementing regulations. Biopharmaceuticals are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
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
•submission to the FDA of an NDA for a new drug or Biologics License Application (“BLA”) for a biologic;
•satisfactory completion of an FDA advisory committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice (“cGMP”), requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•potential FDA inspection of the preclinical and/or clinical trial sites that generated the data in support of the NDA or BLA; and
•FDA review and approval of the NDA or BLA prior to any commercial marketing or sale of the drug or biologic in the United States.
Before testing any compounds with potential therapeutic value in humans, the candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the potential safety and activity of the candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds at any time before or during clinical trials due to safety concerns or non-compliance.
Clinical trials involve the administration of the investigational candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1.    The candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion, the side effects associated with increasing doses and if possible, to gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2.    The candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage and dosing schedule.
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
Post-approval studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 trials. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the candidate has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.
U.S. Review and Approval Processes
The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product to the satisfaction of the FDA. The submission of an NDA or BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.
In addition, the Pediatric Research Equity Act (“PREA”), requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original applications and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. Unless otherwise required by regulation, the Pediatric Research Equity Act does not apply to any product for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).
The FDA reviews all NDAs and BLAs submitted before it accepts them for filing and may request additional information rather than accepting the application for filing. The FDA must make a decision on accepting an application for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard application to review and act on the submission. This review typically takes twelve months from the date the application is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.
After the NDA submission is accepted for filing, the FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use (safe, pure and potent for a biologic) and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions and typically follows the advisory committee’s recommendations.
Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical sites to assure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the application identified by the FDA. The Complete Response Letter may require additional clinical data and/or (an) additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the application, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. A product may also receive accelerated approval requiring confirmatory studies for full approval. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a drug safety and effectiveness, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a risk evaluation and mitigation strategy (“REMS”) is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the

NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
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
Expedited Development and Review Programs
The FDA has a Fast Track designation program that is intended to expedite or facilitate the process for reviewing new drug and biologic products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Unique to a Fast Track product, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.
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
Post-Approval Requirements
Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the products’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such off-label uses.
In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the drug product. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved biopharmaceuticals are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
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
U.S. Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time during the patent’s term between the effective date of an IND and the submission date of an NDA or BLA plus the time during the patent’s term between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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
Reference biological products are granted 12 years of data exclusivity from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product.
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
In addition, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, California enacted the California Consumer Privacy Act (“CCPA”), which applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures to California residents and honor individuals’ requests to exercise certain privacy rights. The CCPA provides for civil penalties for violations and private right of action for certain data breaches. While certain clinical trial activities are exempt from the CCPA and other U.S. consumer privacy laws’ requirements, these developments may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.
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
In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. For example, the Inflation Reduction Act (“IRA”) among other things, requires the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. In addition, the IRA imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. Additionally, such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Third party payors may require pharmaceutical companies to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of their products, in addition to the costs required to obtain the FDA approvals. Nonetheless, payors may determine that such products may not be considered medically necessary or cost-effective.

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
There have been amendments and executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. It is unclear how such challenges and the healthcare reform measures of the current presidential administration will impact the Affordable Care Act and our business.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, Centers for Medicare & Medicaid Services (“CMS”), and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court greatly reduced greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.
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
Pricing, Coverage and Reimbursement in the EU
In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (“HTA”) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (“HTA Regulation”) entered into application through a phased implementation. The HTA Regulation initially applies to new active substances for oncology and advanced therapy medicinal products. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products. The HTA Regulation establishes a framework for EU‑level joint clinical assessments, increasing cooperation among Member States on clinical aspects of health technology evaluation. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.
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
Human Capital Management
As of December 31, 2025, we employed 372 employees, of whom 369 are full time, consisting of clinical, research, operations, finance and business development personnel. Fifty-five of our employees hold Ph.D. or M.D. degrees. Further, 289 of our employees are located in the United States, and 76 in Europe and seven in Canada. As of December 31, 2025, none of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
We expect to continue to add employees in 2026, with a focus on clinical, research and development and commercialization activities. We continually evaluate the business need and opportunity to expand our team and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.
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
A trend in the healthcare industry is cost containment. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs by, among other methods, limiting or preventing (for example via prior authorization, prior therapy or step edit requirements) coverage for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and/or challenging the value of list prices charged for medical products. Similarly, the containment of healthcare costs has become a priority for federal, national, and state governments around the world. For example, the Inflation Reduction Act (“IRA”) among other things, requires the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. In addition, the IRA imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.
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
We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment, amending Directive 2011/24/EU (the “Regulation”), entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and advanced therapy medicinal products. It will be expanded to orphan medicinal products in January 2028 and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicines. The Regulation establishes a framework for joint clinical assessments, increasing cooperation among EU Member States on clinical aspects of health technology evaluation. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those product candidates in the EU could be negatively affected.
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
•the cost of treatment in relation to alternative treatments and patients’ willingness to pay for our approved medicines, including relative to discretionary items;

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
In clinical trials of Livmarli in ALGS, the most commonly reported AEs were diarrhea, abdominal pain and vomiting, and were mostly mild to moderate in severity and transient in nature. Additionally, AEs reported in greater than 5% of patients included fat-soluble vitamin deficiency, nausea, liver transaminase increases, and bone fracture. The frequency of observed AEs has not increased over time. In the pivotal trial of Livmarli in PFIC, adverse reactions reported in greater than 5% of patients and greater than placebo included diarrhea, abdominal pain, increased transaminases, hematochezia or rectal hemorrhage, and bone fractures. Prescribing information for Livmarli includes warnings and precautions related to monitoring for and the risk of hepatotoxicity, gastrointestinal adverse reactions, fat-soluble vitamin deficiency and risk of propylene glycol toxicity (pediatric patients less than 5 years of age). In clinical trials of volixibat, the most common AEs reported were mild to moderate GI events (diarrhea, abdominal pain, nausea and vomiting) observed in the volixibat groups. In the interim analysis of the PBC VANTAGE study, the incidence of diarrhea in patients on volixibat was 77% with all cases mild to moderate; one patient discontinued the study due to an AE of diarrhea. The most common adverse reactions for Cholbam (≥1%) are diarrhea, reflux esophagitis, malaise, jaundice, skin lesion, nausea, abdominal pain, intestinal polyp, urinary tract infection, and peripheral neuropathy. The most common (> 20%) AEs seen in patients on chenodiol in the RESTORE clinical trial included diarrhea, constipation and headache. The most common treatment emergent AEs seen in clinical trials of MRM-3379 include nausea and vomiting, all mild and moderate in severity.
In clinical studies of brelovitug, the most common treatment-related AEs were injection-related events that resolved within 1-2 days, and cases of flu-like illness that were mild-moderate in severity.
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
We participate in, or are subject to, the Medicaid Drug Rebate Program, as administered by Centers for Medicare & Medicaid Services (“CMS”), and other federal and state government pricing programs in the U.S., and we may participate, or be asked to participate, in additional government pricing programs or supplemental rebates in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer’s price (“AMP”), for single source and innovator multiple source drugs, effective January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition. In addition, the HHS Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate AMP, and best price, for compliance with reporting requirements under the Medicaid Drug Rebate Program. Additionally, several states have a practice of asking, or are increasing activity in requesting supplemental rebates, for covered products. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and best price data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the civil False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.
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
We are subject to various FDA and EU post-marketing requirements across our approved medicines, including the conduct and submission of registry studies and the FDA’s and EU’s prohibition against marketing medicines in uses that are not approved. These and similar requirements could be imposed by the FDA, European Commission or comparable foreign regulatory authorities for any approved product.
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
We may pursue approval in the U.S., Canada or certain countries in Europe using accelerated, exceptional circumstances or conditional approval pathways, which typically require commitments to complete additional clinical trials. The additional clinical trials may not confirm the treatment effect, which may result in the loss of marketing authorization under accelerated approval, exceptional circumstances or conditional approval. For example, the 24-week endpoint for the AZURE-1 and AZURE-4 trials is meant to enable accelerated approval of brelovitug for the treatment of chronic HDV infection. We expect that if approved, confirmatory studies will be required for full approval. Such confirmatory studies may not show the same clinical benefit as the studies that lead to accelerated approval.

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
Our clinical trials may not be successful and may not be completed on time or at all, and the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. For example, in certain of our ongoing clinical trials, the primary efficacy endpoint is a patient-reported outcome or a caregiver-reported outcome measuring the decrease in severity of pruritus. The FDA, EMA or comparable foreign regulatory authorities may not accept such patient-reported outcomes or caregiver-reported outcomes as validated. We only recently acquired brelovitug, and all clinical development prior to the closing of the Bluejay Acquisition was conducted by other sponsors. If modifications are needed for our study design to support the submission of an application for marketing approval, incorporating such modifications may be costly and could lead to delays in obtaining approval from the FDA, European Commission or comparable foreign regulatory authorities, which may significantly, adversely and materially affect our ability to successfully commercialize our product candidates. Further, even if we make changes to the study design to address these considerations, the FDA, European Commission or comparable foreign regulatory authorities may not approve our product candidates.
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
For example, each indication for which we are evaluating Livmarli, volixibat, and brelovitug is a rare liver disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of Livmarli, volixibat, and brelovitug. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. In addition, patients may ultimately decide not to enroll in a particular clinical trial for reasons outside of our control. We may seek to conduct clinical trials in countries in which we have not previously conducted trials for our product candidates and in which we have not yet worked with the competent regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with our product candidates. Additionally, other pharmaceutical companies targeting the same liver diseases are recruiting clinical trial patients from these patient populations, and have expanded access programs available, which have delayed enrollment in our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays. As a result, we may need to delay the completion of such trials beyond our expected timelines or abandon one or more clinical trials altogether.

Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Our clinical trials have in the past and could in the future fail to demonstrate safety and efficacy of the product candidate studied for the target indication. For example, in December 2023, we announced that our Phase 2b EMBARK clinical trial evaluating Livmarli in patients with biliary atresia (“BA”) did not meet its primary or key secondary endpoints. For example, although brelovitug is being evaluated in the Phase 3 AZURE program for HDV, there can be no assurance that results will be positive or that we will be able to submit a BLA on the basis of these results. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. In the case of our product candidates, we are seeking to develop treatments for rare diseases for which there is limited clinical experience, and our planned clinical trials use novel end points and measurement methodologies, which add complexity to the conduct of and analysis of data from our clinical trials and may delay or prevent regulatory approval.
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
We plan to acquire rights to develop and commercialize product candidates in addition to our current approved medicines and our current product candidates. If we decide to pursue the development and commercialization of any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities. We currently have limited drug discovery personnel or expertise, which may be inadequate to discover and develop an additional product candidate on our own. Any other product candidates will require additional, time-consuming development efforts, and significant financial resources, prior to commercial sale, including preclinical studies, extensive clinical trials and approval by the FDA, European Commission or comparable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. Because we have limited financial and personnel resources, we focus on specific product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. We may focus our efforts and resources on product candidates that ultimately prove to be unsuccessful.
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
If generic manufacturers are successful in their use of litigation or regulatory means to obtain approval for generic versions of LIVMARLI, our revenue and results of operations would be adversely affected.
The Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act (the “Hatch-Waxman Act”), permits the FDA to approve abbreviated new drug applications (“ANDAs”) for generic versions of branded drugs. We refer to this process as the ANDA process. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient as a branded drug, but does not generally require the conduct and submission of clinical efficacy studies for the generic product. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product is bioequivalent to the branded product.
Pursuant to the Hatch-Waxman Act, companies were permitted to file ANDA applications for proposed generic versions of LIVMARLI on or after September 29, 2025. We own, license or have acquired several patents that cover

LIVMARLI, and we have listed those patents in conjunction with that product in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Hatch-Waxman Act requires an ANDA applicant seeking FDA approval of its proposed generic product prior to the expiration of our Orange Book-listed patents to certify to the FDA, for all patents listed in the Orange Book for LIVMARLI, that (a) the applicant is not seeking approval until after the expiration date of the patent, or (b) the applicant believes the patent is invalid or will not be infringed by the manufacture, use or sale of the drug for which the application has been submitted (a paragraph IV certification) and notify us of such certification (a paragraph IV notice). For a method-of-treatment patent listed in the Orange Book, the applicant may also choose to submit a section viii statement certifying that its proposed product label does not contain any language regarding the patented method-of-use instead of certifying to the patent. Upon receipt of a paragraph IV notice, the Hatch-Waxman Act allows us, with proper basis, to bring an action for patent infringement against the ANDA filer, asking that the proposed generic product not be approved until after our patents expire. If we commence a lawsuit within 45 days from receipt of the paragraph IV notice, the FDA cannot finally approve the generic’s ANDA until the earlier of 30 months (known as the “30-month stay”), the expiration of the patent, settlement of the lawsuit, or a decision in the litigation resolving it in favor of the ANDA applicant. The discovery, trial and appeals process in such a lawsuit is costly, time consuming, and may result in generic competition if the ANDA applicant prevails.
On December 19, 2025, we, along with Satiogen Pharmaceuticals, Inc. and Shire Human Genetic Therapies, Inc. as co-plaintiffs, filed four complaints against Sandoz Inc. (“Sandoz”); Annora Pharma Private Limited, Hetero Labs Limited, and Hetero USA Inc. (together, “Hetero”); Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited (together, “Biophore”); and Zydus Lifesciences Global FZE, Zydus Lifesciences Limited, and Zydus Pharmaceuticals (USA) Inc. (together, “Zydus”) (all collectively, “Defendants”) in the U.S. District Court for the District of Delaware (the “LIVMARLI Patent Litigations”), alleging infringement of certain Orange Book listed patents covering LIVMARLI (the “LIVMARLI Patents”). The LIVMARLI Patent Litigations were initiated, in accordance with the procedures set out in the Hatch-Waxman Act, following the submission by Defendants of ANDAs directed to generic versions of LIVMARLI. Defendants’ ANDAs seek approval to market generic versions of LIVMARLI prior to the expiration of one or more of the LIVMARLI Patents and allege that one or more of the LIVMARLI Patents are invalid, unenforceable, and/or not infringed. We are seeking, among other relief, an order that the effective date of any FDA approval of Defendants’ ANDAs be no earlier than the expiration of the asserted patents, and such further and other relief as the court may deem appropriate. Based on our initiating the litigation, a 30-month stay is in place through March 29, 2029, preventing Defendants from marketing generic versions of LIVMARLI® during that time, subject to the exceptions noted above. On February 20, 2026, Sandoz asserted counterclaims against us and our co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. Trial in the LIVMARLI Patent Litigations has not yet been scheduled. We cannot make any predictions about the final outcome of these matters or the timing thereof.
Any approved ANDA or related legal proceeding could have an adverse impact on our stock price. Litigation both by us to enforce our patents and by others to invalidate our patents has, and is likely to continue to, cost a substantial amount and require significant management attention. If the validity and/or enforceability of our patents covering LIVMARLI are not upheld in litigation, or if any ANDA filer we bring suit against is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations.
We may also face generic competition for LIVMARLI in certain non-U.S. countries, and there is a process somewhat similar to the ANDA process under Article 10 of Directive 2001/83/EC in the EU. Our ability to successfully market and sell LIVMARLI in many countries in which we operate is based upon patent rights or certain regulatory forms of exclusivity, or both. The scope of our patent rights and regulatory exclusivity for LIVMARLI vary from country to country and are dependent on the availability of meaningful legal remedies in each country. If our patent rights and regulatory exclusivity for LIVMARLI are successfully challenged, expire, or otherwise terminate in a particular country, the resulting generic competition could have a material adverse effect on our revenue and results of operations.
Risks Related to Our Business and Industry
We have incurred substantial net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred substantial net losses since our inception in May 2018. For the years ended December 31, 2025, 2024 and 2023, we reported a net loss of $23.4 million, $87.9 million and $163.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of $667.5 million.
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
If the size of the market opportunities in each of our target indications or for any assets or product candidates that we may acquire, such as brelovitug and the Bile Acid Medicines, is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus the clinical development and commercialization of our approved medicines on rare diseases with relatively small patient populations. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Lastly, the potentially addressable patient population for any of our potential indications may even be further reduced if gene therapy products become more widely accepted and approved.
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
There have also been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act (“Affordable Care Act”) was enacted in the U.S., which substantially changed the way healthcare is financed by both governmental and private insurers.
There have been amendments and executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. Any of these measures could reduce the number of insured individuals in the U.S. and thereby reduce access to reimbursement for our commercial medicines.

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
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,”to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. It is unclear how any such additional health care reform measures will impact our business.
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
On December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of eleven years; reshape the incentives regime for orphan medicinal products, by introducing “breakthrough” orphan medicinal products (those addressing diseases with no available medicinal treatment) which will benefit from 11 years of market exclusivity; and expand the “Bolar” exemption to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

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
The biotechnology and pharmaceutical industries are characterized by intense competition and rapid innovation. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, generic pharmaceutical companies and universities and other research institutions who are active in rare disease. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than our product candidates, which may negatively affect our commercial opportunities. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. There may also be competitors for our product candidates that we are unaware of at this point. Additionally, while our product candidates and approved medicines are generally protected for a defined period per jurisdiction by various patents, the loss of patent or regulatory exclusivity for our pharmaceutical products may open such products to competition from generic substitutes that are typically priced significantly lower than the original products. The introduction of generic versions of a pharmaceutical product frequently leads to a swift and substantial decline in the sales of the original product. Our continued innovation efforts cannot fully mitigate the impact of competition from generics.
We are aware of two other companies pursuing clinical development and commercialization of therapies that reduce sBA levels via the IBAT pathway. GSK and Ipsen have IBATs in clinical development for cholestatic liver diseases.
We are aware Ipsen has received approval for odevixibat (Bylvay) for the treatment of pruritus in patients with PFIC and cholestatic pruritus in patients with ALGS in the U.S., and for the treatment of PFIC in the EU and for odevixibat (Kayfanda) for the treatment of cholestatic pruritus in ALGS. In the EU, Bylvay and Kayfanda are authorized under exceptional circumstances. Ipsen has opened enrollment in their ALGS open-label extension study to infants 11 months or younger and is also conducting a study of odevixibat in biliary atresia and plans to pursue other cholestatic liver diseases. GSK announced in November 2024 that the Phase 3 GLISTEN trial with linerixibat in PBC met its primary pruritus endpoint and that GSK has submitted marketing applications to the U.S., EU and other health authorities with potential approvals expected in 2026.
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
In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Alfasigma S.p.’s (formerly Intercept Pharmaceuticals, Inc.) Ocaliva, Gilead Science’s Livdelzi, and Ipsen’s Iqirvo are approved as a second-line treatment for PBC in patients with inadequate response to ursodeoxycholic acid. We are aware of several agents in clinical development for the treatment of PBC including Alfasigma’s Ocaliva and bezafibrate, Zydus Therapeutics Inc.’s saroglitazar magnesium, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Umecrine Cognition’s golexanolone, Kowa Company Ltd’s K-808, HighTide Therapeutics Inc.’s HTD-1801, Hepagene Therapeutics Inc.’s HPG-1860, Tharimmune Inc.’s TH-104, Cascade Pharmaceuticals Inc.’s CS-0159, and GSK’s linerixibat, another IBATi.
We are not aware of FDA or European Commission approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Dr. Falk Pharma's Norucholic acid, HighTide Therapeutics Inc.’s HTD-1801, Alfasigma’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor and ritivixibat, NGM Biopharmaceuticals Inc.’s NGM282, Chemomab Therapeutics Ltd.’s CM-101, Cascade Pharmaceuticals Inc.’s CS-0159, LISCure Biosciences Inc.’s LB-P8, Halo Biosciences Inc.’s HB-1614, ProQR Therapeutics N.V.’s AX-0810, Rectify Pharmaceuticals, Inc.’s RTY-694 and Pliant Therapeutics’ bexotegrast.
There are other approved chenodeoxycholic acid products available outside of the U.S. Both Dr. Falk Pharma GmbH and Leadiant Biosciences, Inc. have FDA Orphan Drug Designations granted for the treatment of CTX (granted in 2004 and 2007, respectively), and we believe that Leadiant Biosciences, based on publicly available information, may be conducting a clinical study in CTX. There are currently no FDA-approved treatments in the U.S. that compete with Cholbam. There are other approved cholic acid products available outside of the U.S. and Laboratories CTRS has received approval from the EMA for a version of cholic acid.
There are currently no approved products available in the U.S. for the treatment of chronic HDV infection. Bulevirtide, which is commercialized by Gilead Sciences, is approved for commercial sale in the EU and Gilead is seeking approval from the FDA to commercialize bulevirtide in the U.S. In addition, we are aware that Vir Biotechnology is developing tobevibart in combination with elebsiran for the treatment of chronic HDV. We are aware of several other agents in clinical development for the treatment of chronic HDV including Gilead Science’s GS-4321, Shanghai HEP Pharmaceutical Co., Ltd.’s Hepalatide, Suzhou Ribo Life Science Co., Ltd.'s RBD1016, Assembly Biosciences’s ABI-6250, Huahui Health Ltd.’s Libevitug and HH-1270, Replicor Inc.’s REP 2139-Mg and REP 2139-Ca, and EIT Pharma’s Jitixib® (Lonafarnib).
Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our approved medicines, including Ctexli and Cholbam, are or may be subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity although Ctexli does have orphan designation for the CTX indication. Further, as described in more detail in this Part I, Item 1A and Note 15 in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we have initiated litigation against certain parties alleging infringement of certain “Orange Book” listed patents covering LIVMARLI in accordance with the procedures set out in the Hatch-Waxman Act following the submission by such parties of ANDAs directed to generic versions of LIVMARLI. We cannot make any predictions about the final outcome of these matters or the timing thereof.
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
Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products (“COMP”), grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the U.S. We also received orphan drug designation for Livmarli for PFIC and ALGS in the EU. In 2025, the FDA and COMP granted orphan drug designation for volixibat for PBC and PSC. The FDA granted orphan drug designation for chenodiol for the treatment of CTX in 2010. COMP granted orphan drug designation for brelovitug for hepatitis D virus infection in 2024. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory authority’s agreed upon pediatric investigation plan (“PIP”). There is, however, a legislative proposal pending in the EU that may modify the length of orphan market exclusivity, change the way in which market exclusivity is awarded to drugs with more than one approved orphan indication. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or European Commission determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient, if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the European Commission may approve another drug for the same indication despite its orphan exclusivity on the basis that it is not a similar medicinal product or if it is considered safer, more effective, or otherwise clinically superior. Conversely, the European Commission may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC and ALGS, and for volixibat for the treatment of PBC, our current orphan drug designations may not provide exclusivity for approval for Livmarli or volixibat for modified or different indications.
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
Although a substantial amount of our efforts are focused on the clinical development, potential regulatory approval and commercialization of our approved medicines and product candidates, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to treat patients with rare diseases. Because we do not have the necessary internal research and development capabilities, unless we build such capabilities internally, we will be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising biopharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with us for the license or acquisition of product candidates and approved medicines. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional approved medicines or product candidates on terms that we find acceptable, or at all. Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA, the European Commission and other similar regulatory authorities. For example, we are conducting the Phase 3 AZURE program for brelovitug to treat chronic HDV infection before we can seek approval by the competent regulatory authorities. All product candidates are prone to risks of failure during biopharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, any approved medicines that we acquire may not have the market potential we believe, be manufactured or sold profitably, or achieve market acceptance.

We may fail to realize all of the anticipated benefits of our commercial and product candidate acquisitions or those benefits may take longer to realize than expected.
We believe that there are significant benefits that may be realized from the Bluejay Acquisition or any other product or product candidate acquisition. For example, the full benefits of the Bluejay Acquisition including the anticipated financial contribution of newly acquired assets or businesses, may not be realized as expected, may be diminished due to competition or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of either the Bluejay Acquisition or any other product or product candidate acquisition, could adversely affect our results of operations or cash flows, divert needed resources away from our current approved medicines and product candidates, decrease or delay any accretive effect of an acquisition and negatively impact the price of our common stock.
We may not be able to integrate our acquired products and product candidates successfully. We have transferred and entered into new contracts for a number of vendors that support the manufacture and distribution of the acquired assets. We acquired all of Bluejay in the Bluejay Acquisition, including many of its employees, contracts and the operations of Bluejay. If we do not successfully integrate those employees, continue the operations and maintain the existing contractual relationships, we may fail to successfully develop brelovitug. If we fail to successfully integrate our acquired commercial products and product candidates, our results of operations could be adversely affected. The integration processes will continue to require significant time and resources, require significant attention from management and may disrupt the ordinary functioning of our business, and we may not be able to manage the processes successfully, which could harm our business.
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
As of December 31, 2025, we had 369 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals or entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contract or, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may our ability to transfer data in connection with certain transactions or agreements.
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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. For example, we entered into an assignment and license agreement with Shire pursuant to which we were assigned exclusive global rights to license intellectual property and know-how related to Livmarli and volixibat, rights to license know-how related to Livmarli from Pfizer, certain patents and know-how related to volixibat from Sanofi and certain patents and know-how related to Livmarli and volixibat from Satiogen, which we subsequently acquired in May 2022. We also acquired licensed rights to commercialize Cholbam and chenodiol from certain parties via the Bile Acid Portfolio Acquisition. We acquired licensed rights to develop brelovitug from Novartis, and the manufacture of brelovitug depends on a cell-line license from Lonza. We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize our product candidates.
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
The manufacturing of biologics involves complex, multi-step processes, including the use of living cells and biological materials that are inherently variable and difficult to control. Small changes in raw materials, equipment, process parameters, environmental conditions, or operator performance can result in material differences in product quality, yield, stability, or potency, including the risk of contamination or batch failure. As a result, biologic manufacturing processes may be more susceptible to interruptions, delays, and quality issues than the manufacture of small-molecule drugs. Moreover, scaling up biologic manufacturing from clinical to commercial quantities involves additional risks, including unanticipated process challenges, reduced yields, or the need for process changes that may require regulatory review or approval. Any such changes could delay commercialization, increase costs, or adversely impact product comparability or regulatory acceptance.
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
Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

Risks Related to Our Financial Position and Capital Requirements
We may need substantial additional financing to continue our commercialization efforts for our approved medicines, develop our product candidates, license or acquire new product candidates and approved medicines, and implement our operating plans. If we fail to obtain additional financing when needed, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
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
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold $316.3 million aggregate principal amount of the Notes. In August 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock. In November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million. In January and February 2026, we issued 4,673,597 shares of our common stock in connection with the closing of the Bluejay Acquisition, subject in certain cases to deduction to satisfy applicable taxes, and may issue up to 522,375 shares of our common stock in the future subject to certain conditions. Further, immediately following the closing of the Bluejay Acquisition, we issued and sold in two private placement offerings an aggregate of (i) 3,385,149 shares of our commons stock and (ii) pre-funded warrants to purchase 536,412 shares of our common stock, for aggregate gross proceeds of approximately $268.5 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as such. For example, pursuant to the terms of the Notes and the related indenture (the “Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee, our Notes are subject to conversion at the election of the holders for the quarterly period ending March 31, 2026, and if such an election is made and we elect to settle such conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock as we have done in the past, the issuance of such common stock would dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had federal and California and other state net operating loss (“NOL”) carryforwards of approximately $185.9 million, $33.7 million and $71.4 million, respectively. The federal NOL carryforwards do not expire, and the California and other state NOL carryforwards will begin to expire in 2038, unless previously utilized. Our ability to utilize our NOL carryforwards and certain other tax attributes may be limited. As of December 31, 2025, we also had federal and state research and development credit carryforwards totaling $57.3 million and $10.8 million, respectively. The federal research and development credit carryforwards will begin to expire in 2039, unless previously utilized. The state research and development credits do not expire.
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
As of December 31, 2025, we had $316.2 million aggregate principal amount of indebtedness under the Notes.
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
The conditional conversion feature of the Notes entitles holders of the Notes to convert the Notes at any time during specified periods at their option if such conditions are met. For example, the conditional conversion feature of the Notes has been met previously, including in December 2025. Consequently, for prior quarterly periods, the Notes were, and for the quarterly period ending March 31, 2026, the Notes are, subject to conversion at the election of the holders. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
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
Also, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Summary of Significant Accounting Policies. During the three months ended December 31, 2025, the conditional conversion feature of the Notes was triggered and the Notes are convertible, in whole or in part, at the option of the holders between January 1, 2026 through March 31, 2026. We use the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2025 to February 24, 2026 has ranged from a low of $38.39 to a high of $107.48. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:
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
•our ability to successfully integrate Bluejay into our business;
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC in September 2025. For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of December 31, 2025. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. In January and February 2026, we issued 4,673,597 shares of our common stock in connection with the closing of the Bluejay Acquisition, subject in certain cases to deduction to satisfy applicable taxes, and may issue up to 522,375 shares of our common stock in the future subject to certain conditions. Also, immediately following the closing of the Bluejay Acquisition, we issued and sold in two private placement offerings an aggregate of (i) 3,385,149 shares of our commons stock and (ii) pre-funded warrants to purchase 536,412 shares of our common stock, for aggregate gross proceeds of approximately $268.5 million. We committed to register for resale all the shares of our common stock (or, in the case of the pre-funded warrants, all of the shares of our common stock issuable upon exercise of such pre-funded warrants) that we issued in connection with the Bluejay Acquisition and the private placement offerings immediately following the closing of the Bluejay Acquisition. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
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
While we have implemented information security measures designed to protect against security incidents, we cannot assure you that our (or the third parties with whom we work) security measures will be effective. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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
We use third-party service providers to perform a variety of functions throughout our business application providers, hosting companies, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), supply chain resources, and other business-related SaaS platforms. We have a vendor management program to manage cybersecurity risks associated with our use of certain of these providers. The program includes conducting risk assessments of certain vendors, reviewing certain vendors’ security assessments, reviewing reports of certain of our vendors’ security, and reviewing the written information security program of certain vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I., Item 1A, “Risk Factors” in this Annual Report on Form 10-K, including “Our business is subject to complex, stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations relating to privacy and data protection. Our actual or perceived failure to comply with such obligations could result in regulatory investigations or actions, litigations (including class claims) and mass arbitration demands, fines and penalties, disruptions of and changes to our business practices, monetary penalties, reputational harm, loss of revenue or profits, and other adverse business consequences.”; and “If our information technology systems, or those used by our CMOs, CROs, commercial vendors or other contractors, consultants or third parties with whom we work, or our data are or were compromised, we could experience material adverse consequences, including but not limited to regulatory investigation, actions, litigation, fines and penalties, disruptions of our business operations, reputation harm, loss of revenue or profits, and other adverse consequences.”
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of Information Technology and Vice President, Legal. Our Vice President of Information Technology has over fifteen years of experience in information technology and security, and previously held positions such as Vice President, Business Information Technology Strategy and Application Management, Vice President, Head of Information Technology, Executive Director, Information Technology, and similar roles at other companies.
Our Vice President of Information Technology is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, helping prepare for cybersecurity incidents, approving cybersecurity processes, reviewing security assessments and other security-related reports, and communicating key priorities to relevant personnel. Our CLO is responsible for legal and compliance risk, including related to cybersecurity.

Our incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Vice President of Information Technology, Data Protection Officer, and the Vice President, Legal. These individuals work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The audit committee of the board of directors receives annual reports from our Vice President of Information Technology concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee of the board of directors also receives and has access to various presentations related to cybersecurity threats, risk and mitigation.
Item 2. Properties.
We lease 36,318 square feet of space for our headquarters in Foster City, California under an agreement that was most recently amended in 2026. Under the amended lease, we will lease an additional 19,430 square feet for a total of 55,748 square feet with lease commencement for the additional space of the later of October 1, 2026 and fifteen days after the landlord’s substantial completion of the required tenant improvements (“Lease Commencement”). The expiry of the amended lease is five years from Lease Commencement.
We also lease approximately 6,000 square feet of space for an office in Basel, Switzerland under an agreement that expires in January 2031. Additionally, we lease approximately 7,000 square feet of office space in Zug, Switzerland that expires in June 2030. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if needed.
After the closing of the Bluejay Acquisition, we also lease 11,125 square feet of office space in Redwood City, California under a lease agreement that expires in November 2027.
Item 3. Legal Proceedings.
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that, other than as described below, there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
On December 19, 2025, we, along with Satiogen Pharmaceuticals, Inc. and Shire Human Genetic Therapies, Inc. as co-plaintiffs, filed four complaints against Sandoz Inc. (“Sandoz”); Annora Pharma Private Limited, Hetero Labs Limited, and Hetero USA Inc. (together, “Hetero”); Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited (together, “Biophore”); and Zydus Lifesciences Global FZE, Zydus Lifesciences Limited, and Zydus Pharmaceuticals (USA) Inc. (together, “Zydus”) (all collectively, “Defendants”) in the U.S. District Court for the District of Delaware (the “LIVMARLI Patent Litigations”), alleging infringement of certain Orange Book listed patents covering LIVMARLI (the “LIVMARLI Patents”). The LIVMARLI Patent Litigations were initiated following the submission by Defendants, in accordance with the procedures set out in the Hatch-Waxman Act, of ANDAs directed to generic versions of LIVMARLI. Defendants’ ANDAs seek approval to market generic versions of LIVMARLI prior to the expiration of the LIVMARLI Patents and allege that the LIVMARLI Patents are invalid, unenforceable, and/or not infringed. We are seeking, among other relief, an order that the effective date of any FDA approval of Defendants’ ANDAs be no earlier than the expiration of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. The Defendants are subject to a 30-month stay of final regulatory approval through March 29, 2029, preventing them from marketing generic versions of LIVMARLI during that time. On February 20, 2026, Sandoz asserted counterclaims against us and our co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. Trial in the LIVMARLI Patent Litigations has not yet been scheduled. We cannot make any predictions about the final outcome of these matters or the timing thereof.

Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on the Nasdaq Global Market under the symbol “MIRM” since July 18, 2019. Prior to that date, there was no public market for our common stock.
Holders of Common Stock
As of February 20, 2026 there were 60,341,617 shares of our common stock outstanding held by approximately 91 holders of record. The actual number of stockholders is greater than this number because certain stockholders who are beneficial owners hold our common stock in “street” name with brokers and other nominees.
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
The following graph compares the cumulative total stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 31, 2020 and its relative performance is tracked through December 31, 2025. Pursuant to applicable SEC rules, all values assume a reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
COMPARISON OF CUMULATIVE TOTAL RETURN
among Mirum Pharmaceuticals, Inc., the NASDAQ Composite Index and the NASDAQ Biotech Index

$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
MIRM
NASDAQ Composite
NASDAQ Biotech

$100 Investment in Stock or Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Mirum Pharmaceuticals, Inc.	$100.00	$91.35	$111.68	$169.07	$236.83	$452.41
NASDAQ Composite Index	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
NASDAQ Biotechnology Index	$100.00	$99.37	$88.53	$91.84	$90.58	$119.92
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
Overview
We are a biopharmaceutical company dedicated to transforming the treatment of rare diseases. We have three approved medicines: LIVMARLI® (maralixibat) (“Livmarli”), CHOLBAM® (cholic acid) capsules (“Cholbam”), and CTEXLI® (chenodiol) tablets (“Ctexli”).
Livmarli is a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor (“IBATi”) that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”), the European Union (“EU”) and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the U.S., Canada and Japan and for the treatment of PFIC in the EU. We market and commercialize Livmarli in the U.S., Canada and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. In March 2025, our partner Takeda received approval from the Japanese Ministry of Health, Labour, and Welfare for Livmarli for the treatment of cholestatic pruritus in patients with ALGS and PFIC.
In August 2023, we completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of chenodiol and Cholbam (also known as Kolbam) (and together with chenodiol, the “Bile Acid Medicines”) pursuant to an asset purchase agreement dated July 16, 2023 (such acquisition, the “Bile Acid Portfolio Acquisition”).
The U.S. Food and Drug Administration (“FDA”) approved Cholbam in March 2015, as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders, including peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”). Chenodiol is standard of care for the treatment of cerebrotendinous xanthomatosis (“CTX”) in the U.S. with a medical necessity recognition by the FDA and was commercialized under the brand name Chenodal. We submitted a new drug application (“NDA”) for chenodiol for the treatment of CTX in 2024 and received FDA approval for the treatment of adults with CTX in February 2025, which is commercialized under the brand name Ctexli. We currently market and commercialize Cholbam and Ctexli in the U.S. through our specialized and focused commercial team. We have also assumed license and distribution agreements with several rare disease companies for the commercialization of Cholbam and chenodiol in additional countries.
We are advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”), and in October 2024, we announced that the FDA granted Breakthrough Therapy designation for volixibat as a potential treatment for cholestatic pruritus in patients with PBC. We conducted an interim analysis of our VISTAS Phase 2b clinical trial in PSC and reported interim data from our VANTAGE Phase 2b clinical trial in PBC in June 2024. The VISTAS Phase 2b clinical trial in PSC completed enrollment in the third quarter of 2025 and topline data is expected in the second quarter of 2026. In addition, we expect to submit an NDA to the FDA for volixibat for the treatment of PSC in the second half of 2026, with both potential approval and subsequent launch of volixibat for the treatment of PSC, if approved, to occur in the first half of 2027. We expect the VANTAGE Phase 2b clinical trial in PBC to complete enrollment in the second half of 2026 with topline data expected in the first half of 2027.
In addition, we are developing Livmarli for certain rare cholestatic conditions through the Phase 3 EXPAND study, which we initiated in the fourth quarter of 2024. We expect to complete enrollment of the EXPAND study in the first half of 2026 with topline data expected in the fourth quarter of 2026.
In October 2024, we completed a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC granting us the worldwide right to develop and commercialize MRM-3379, an allosteric inhibitor of Phosphodiesterase 4D (“PDE4D”). We are currently enrolling patients in the BLOOM Phase 2 clinical study of MRM-3379 in Fragile-X Syndrome (“FXS”) and expect topline data in 2027.

On January 23, 2026, we completed the acquisition (the “Bluejay Acquisition”) of Bluejay Therapeutics, Inc. (“Bluejay”) and its lead product candidate brelovitug (BJT-778). We are advancing brelovitug for the treatment of chronic hepatitis D virus (“HDV”) infection. Brelovitug is a fully human IgG1 monoclonal antibody that binds the hepatitis B surface antigen, thereby clearing virions and subviral particles and preventing HDV infection and replication. Brelovitug has been granted FDA Breakthrough Therapy designation, EMA Priority Medicines (“PRIME”) scheme designation and European Commission orphan medicinal product designation. Brelovitug is currently being evaluated in the global AZURE clinical program with topline results from the AZURE-1 and AZURE-4 registration-enabling clinical trials expected in the second half of 2026 and top-line results from the AZURE-2 and AZURE-3 registration-enabling clinical trials expected by the first half of 2028. We believe that the results from the AZURE-1 and AZURE-4 trials may support a potential biologics license application submission to the FDA for brelovitug in HDV in the first half of 2027 followed by a potential approval and subsequent launch, if approved, in the second half of 2027. We believe that the results of the AZURE-2 and AZURE-3 clinical trials may support a potential EMA registration and subsequent commercial launch, if approved, in the EU.
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
Financial Overview
Our net loss was $23.4 million and $87.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $667.5 million compared to $644.2 million as of December 31, 2024. As of December 31, 2025, we had unrestricted cash, cash equivalents and investments of $391.4 million, compared to $292.8 million as of December 31, 2024.
While we generated net income in the third quarter of 2025, we anticipate we will continue to generate net losses for the foreseeable future as we continue commercial activities for our approved medicines, conduct our ongoing and planned clinical trials, including the clinical trials for brelovitug, seek regulatory approvals for our product candidates and make potential milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We expect that total product sales of our approved medicines will continue to increase on an annual basis; however, due to large periodic orders from Takeda and our distributors, our product revenue may experience quarterly fluctuations. Additionally, our product revenues from Takeda are based upon variable consideration estimates. If actual results vary from our estimates, we will make adjustments in the period when such variances become known. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.
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
License agreement with Enthorin
In October 2024, we completed the in-license of MRM-3379. We paid a one-time non-refundable license fee of $7.5 million upon closing of the transaction, and up to an additional $217.5 million is payable upon achievement of certain development, regulatory and commercial milestones.
Asset Purchase Agreement with Travere Therapeutics, Inc.
In August 2023, we completed the Bile Acid Portfolio Acquisition. We paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines. As of December 31, 2025, the Company accrued $25.0 million for the achievement of a commercial milestone associated with achievement of certain net product sales, which was recognized as an intangible asset in the accompanying consolidated balance sheet as of December 31, 2025 and is expected to be paid in the first quarter of 2026.
In connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed the private placement of 8,000,000 shares of our common stock at a price per share of $26.25, resulting in net proceeds of approximately $202.2 million, which we used to finance the upfront payment at the closing of the Bile Acid Portfolio Acquisition.
Acquisition of Bluejay Therapeutics
On January 23, 2026, we completed the Bluejay Acquisition and acquired Bluejay’s lead product candidate brelovitug (BJT-778). Upon the closing of the merger, we paid to the holders of Bluejay’s securities an aggregate amount of $224.2 million in cash, net of cash acquired in the transaction, and 4,673,597 shares of our common stock, subject in certain cases to deduction to satisfy applicable taxes. We will also pay up to an aggregate amount of $25.8 million in cash and up to 522,375 shares of our common stock, subject to deduction for taxes and certain holdbacks pursuant to the terms and conditions of the definitive acquisition agreement. Additionally, we are obligated to pay up to an aggregate of $200.0 million upon achievement of certain commercial milestones.
Immediately following the closing of the acquisition of Bluejay, we completed the private placement of 3,385,149 shares of our common stock at a price per share of $68.48 and pre-funded warrants (“Pre-Funded Warrants”) to purchase 536,412 shares of our common stock (“Warrant Shares”) at a price per share of $68.4799 per Pre-Funded Warrant, which equals the purchase price per share of our common stock sold in the first private placement, less $0.0001, the exercise price of each Pre-Funded Warrant, resulting in aggregate gross proceeds of approximately $268.5 million.
Components of Results of Operations
Revenue
Product Sales, Net
We have three approved medicines: Livmarli, Cholbam and Ctexli. We expect total product sales of our approved medicines will continue to increase on an annual basis.
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

For our current approved products, we expect cost of sales to increase in the future mainly due to variable costs associated with increased product sales such as royalties payable and inventory costs, partially offset by lower unit cost of sales for the Bile Acid Medicines, as we sold the acquired inventory valued at fair value in prior periods with substantially all fair value inventory sold as of December 31, 2024. We expect cost of sales to remain approximately unchanged as a percent of product sales in the future.
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
We expect our research and development expense may increase in the future as we continue to develop our volixibat and MRM-3379 product candidates, execute the EXPAND label expansion study for Livmarli and assume the development of brelovitug.
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
We anticipate that our selling, general and administrative expenses will increase in the future to support our continued commercialization efforts of our current approved medicines in the U.S. and internationally as well as increased costs of operating as a global commercial stage biopharmaceutical public company. Additionally, if we receive approval for any of our future product candidates, we will incur increased selling, general and administrative expenses to support those commercialization activities. These increases will likely include increased costs related to hiring of additional personnel and fees to outside consultants to support further marketing, legal, tax, planning and accounting activities.
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
Product Sales, Net
Revenues from direct product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, including amounts from payors and other third parties on behalf of our customers. For revenues from distributors and our licensed partner, Takeda, we record net product sales using the estimated variable consideration to be received. The transaction price, which may include fixed or variable consideration, may be subject to constraint and is included in the product sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. We recognize our best estimate of the consideration that we expect to receive when control of the inventory is transferred to our customer and revenue is recognized. For our distributor and licensed partner sales, such estimates may be more complex and include estimates as to if and when our distributors and licensed partner’s sales in the market will occur. These estimates are reviewed and updated as additional information, including in-market sales information of our authorized distributors and licensed partners, becomes known. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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
Cost of Sales
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
Cost of sales consist of raw materials, manufacturing costs, transportation and freight, amortization of capitalized intangible assets, royalties and direct and indirect overhead costs associated with the manufacturing and distribution of our approved products. Cost of sales may also include period costs related to certain manufacturing services and inventory adjustment charges.
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
Results of Operations for the Years Ended December 31, 2025 and 2024
In this section, we discuss the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on February 26, 2025.

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		Change
	2025	2024
Revenue:
Product sales, net	$521,312	$336,409	$184,903
License and other revenue	—	479	(479)
Total revenue	521,312	336,888	184,424
Operating expenses:
Cost of sales	100,240	81,643	18,597
Research and development	186,178	140,630	45,548
Selling, general and administrative	257,030	202,221	54,809
Total operating expenses	543,448	424,494	118,954
Loss from operations	(22,136)	(87,606)	65,470
Other income (expense):
Interest income	12,727	13,792	(1,065)
Interest expense	(14,389)	(14,311)	(78)
Other income, net	2,371	1,213	1,158
Loss before provision for income taxes	(21,427)	(86,912)	65,485
Provision for income taxes	1,936	1,030	906
Net loss	$(23,363)	$(87,942)	$64,579
Product Sales, Net
Product sales, net was $521.3 million for the year ended December 31, 2025, compared to $336.4 million for the year ended December 31, 2024. The increase in product sales, net was a result of our continued commercialization of Livmarli in the U.S. for the treatment of ALGS and PFIC, and in certain international markets directly or through distributor and licensed partner orders and from our sales of the Bile Acid Medicines.
The following table disaggregates total Product sales, net:

	Year Ended December 31,
	2025	2024	Change
Product sales, net:
Livmarli	$360,006	$213,295	$146,711
Bile Acid Medicines	161,306	123,114	38,192
Total product sales, net	521,312	336,409	184,903
Cost of Sales
Cost of sales was $100.2 million for the year ended December 31, 2025, compared to $81.6 million for the year ended December 31, 2024. The increase in cost of sales was primarily a result of increases in royalty expenses of $17.9 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, a $2.7 million increase primarily associated with increased PDUFA fees associated with the approval of our solid dose formulation in Livmarli and higher commercial supply chain costs of $3.5 million. These increases were partially offset by lower product cost of sales of $6.6 million primarily related to the Bile Acid Medicines, as we substantially completed the sale of acquired inventory in prior periods which had been recorded at fair value.

Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Year Ended December 31,		Change
	2025	2024
Product-specific costs:
Livmarli	$14,453	$25,631	$(11,178)
Volixibat	53,097	33,325	19,772
MRM-3379	12,053	7,500	4,553
Non product-specific costs:
Stock-based compensation	24,158	15,188	8,970
Personnel	54,327	38,179	16,148
License fees (milestone payments)	5,000	—	5,000
Other	23,090	20,807	2,283
Total research and development expenses	$186,178	$140,630	$45,548
Research and development expenses were $186.2 million for the year ended December 31, 2025, an increase of $45.5 million compared to the year ended December 31, 2024. The net increase was primarily due to:
•for volixibat programs, an increase of $19.8 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials as well as manufacturing development expenses;
•for MRM-3379, an increase of $4.6 million, primarily due to our Phase 2 study in FXS and clinical manufacturing expenses partially offset by the prior year $7.5 million upfront payment associated with the in-licensing of MRM-3379;
•for personnel related and stock-based compensation expenses, an increase of $25.1 million, primarily driven by increased employee headcount and related equity award grants to support our development pipeline; and
•for license fees, an increase of $5.0 million due to a development milestone payment associated with our Livmarli Phase 3 EXPAND label expansion study, partially offset by
•for Livmarli, a decrease of $11.2 million, primarily due to completion of clinical trials including the biliary atresia, PFIC rollover study and a safety study, and lower general clinical support costs partially offset by increased expenses associated with the Livmarli Phase 3 EXPAND label expansion study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $257.0 million for the year ended December 31, 2025, an increase of $54.8 million compared to the year ended December 31, 2024. The increase was primarily due to increases of $34.1 million in personnel and other compensation related expenses, including an increase of $13.8 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $6.6 million in advertising, promotion and medical affairs expenses associated with commercial activities, $5.5 million associated with legal, accounting and other outside services, $5.1 million in other general administrative expenses and $3.5 million of expenses associated with post marketing studies.

Liquidity and Capital Resources
Overview
Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and cash from our product sales and license and collaboration revenue. We had $391.4 million of unrestricted cash, cash equivalents and investments as of December 31, 2025, compared to unrestricted cash, cash equivalents and investments of $292.8 million as of December 31, 2024. We have incurred significant operating losses since our inception. As of December 31, 2025, we had an accumulated deficit of $667.5 million, compared to $644.2 million as of December 31, 2024.

In January 2026, immediately following the consummation of the Bluejay Acquisition, we completed the private placement of 3,385,149 shares of our common stock at a price per share of $68.48 and Pre-Funded Warrants to purchase 536,412 Warrant Shares at a price per share of $68.4799 per Pre-Funded Warrant, which equals the purchase price per share of our common stock sold in the first private placement, less $0.0001, the exercise price of each Pre-Funded Warrant, resulting in aggregate gross proceeds of approximately $268.5 million.
In August 2025, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “2025 Shelf Registration”), which became effective upon filing, pursuant to which we may register for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of December 31, 2025, we have not issued any securities pursuant to the 2025 Shelf Registration.
In November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. As of December 31, 2025, we have not issued any securities pursuant to the 2023 Sales Agreement.
In August 2023, we completed the Bile Acid Portfolio Acquisition for an aggregate purchase price of up to $445.0 million in cash, with $210.4 million paid at the closing and up to $235.0 million upon achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Bile Acid Medicines. In connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed the private placement of 8,000,000 shares of our common stock at a price per share of $26.25, resulting in net proceeds of approximately $202.2 million, which we used to finance the upfront payment at the closing of the Bile Acid Portfolio Acquisition.
In April 2023, we completed an offering of $316.3 million aggregate principal of the Notes, which includes the exercise of the initial purchasers’ option in full. The offering resulted in net proceeds of $305.3 million after deducting the initial purchasers’ discounts and commissions and offering expenses. The terms of the Notes are further described in Note 10 to our consolidated financial statements. We used a portion of the net proceeds to repurchase the Revenue Interest Purchase Agreement (“RIPA”) at a call price of $192.7 million. Upon repurchase of the revenue interests from the Purchasers, the RIPA, in accordance with its terms, was terminated.
Based on our current and anticipated level of operations and cash generated from sales of our approved medicines, we believe our existing unrestricted cash, cash equivalents and investments will be sufficient to fund current operations through at least the next 12 months from the filing of this Annual Report and beyond.
While we generated net income in the third quarter of 2025, we anticipate that we will continue to incur net losses for the foreseeable future as we continue research efforts and the development of our product candidates, including development of brelovitug which we acquired in January 2026, continue commercialization activities for our approved medicines and potentially expand into additional markets, hire additional staff, including clinical, scientific, operational, financial and management personnel and pay potential development milestones. Net loss is also impacted by significant non-cash charges related to stock-based compensation and amortization of intangible assets.
Our primary use of cash is to fund operating expenses. Our cash flow from operating activities may experience material fluctuations due to a number of factors, including the timing of inventory builds, accounts receivable collections, receipt and payment of invoices, development or commercial milestone payments, as well as the magnitude and timing of cash receipts from our product revenues associated with periodic orders from Takeda and our distributors.
Our principal source of liquidity is product revenue from sales of our approved medicines. For the year ended December 31, 2025, liquidity from product revenues was sufficient to fund current operations. There can be no assurances that future revenues will continue to be sufficient to fund operations. For example, as a result of the Bluejay Acquisition, we expect a significant increase in research and development expenses over the next few years as we continue the clinical development of brelovitug. Should product revenues from our currently approved medicines, our current product candidates or any future product candidates, if approved, be insufficient to fund operations, we would expect to finance our cash needs through a combination of cash on hand, equity offerings, debt financings and potential collaboration, license or development agreements. Our primary cash needs are for day-to-day operations and to fund our working capital requirements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
During the fourth quarter of 2025, the last reported sale price of our common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2025. As a result, the Notes are convertible at the option of the holders of the Notes during the first quarter of 2026, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the Notes. If holders of the Notes elect to convert their Notes, we may elect to settle such conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock. During the year ended December 31, 2025, holders of the Notes converted an immaterial amount of principal balance.
Under the Shire License Agreement, the Asset Purchase Agreement with Travere, license agreement with Enthorin Therapeutics, LLC (“Enthorin”), Bluejay’s license agreement with Novartis Pharma AG, which we acquired as part of the Bluejay Acquisition in January 2026 (see below), as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 7 to our consolidated financial statements.
On January 23, 2026, we completed the acquisition of Bluejay. As consideration for the transaction, we paid $224.2 million in cash, net of cash acquired in the transaction, and 4,673,597 shares of Company common stock, subject in certain cases to deduction to satisfy applicable taxes, and will pay up to an aggregate of $25.8 million in cash and 522,375 shares of Company common stock, subject to deduction for taxes and certain holdbacks pursuant to the terms and conditions of the definitive acquisition agreement. Additionally, we are obligated to pay up to an aggregate of $200 million upon achievement of certain commercial milestones.
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

Cash Flows
The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$55,827	$10,325
Net cash used in investing activities	(23,954)	(90,125)
Net cash provided by financing activities	40,142	17,699
Effect of exchange rate on cash, cash equivalents and restricted cash	3,222	(1,297)
Net increase (decrease) in cash, cash equivalents and restricted cash	$75,237	$(63,398)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $55.8 million for the year ended December 31, 2025, reflecting our net loss of $23.4 million partially offset by adjustments to net loss of $98.9 million. The adjustments consisted primarily of stock-based compensation expense, depreciation and amortization of our intangible assets and fixed assets and charges associated with excess and obsolete inventory and firm commitment losses. Additionally, cash provided by operating activities reflected changes in net operating assets of $19.7 million, primarily related to an increase in accounts receivable due to the growth from our product sales, payments made for the purchase of inventory and prepaid and other current assets, partially offset by an increase in accounts payable, accrued expenses and other liabilities resulting primarily from an increase in accrued sales deductions and royalties due to the growth from our product sales in the year ended December 31, 2025, and an increase in accrued expenses driven by our growth, including accrued expenses related to clinical studies and contract manufacturing activities.
Net cash provided by operating activities was $10.3 million for the year ended December 31, 2024, reflecting our net loss of $87.9 million partially offset by adjustments to net loss of $75.7 million. The adjustments consisted primarily of stock-based compensation expense, depreciation and amortization of our intangible assets and fixed assets and charges associated with excess and obsolete inventory and firm commitment losses. Additionally, cash provided by operating activities reflected changes in net operating assets of $22.6 million, primarily related to an increase in accounts payable, accrued expenses and other liabilities resulting primarily from an increase in accrued sales deductions and royalties due to the growth from our product sales in the year ended December 31, 2024, and an increase in accrued expenses driven by our growth, including accrued expenses related to clinical studies and contract manufacturing activities, partially offset by an increase in accounts receivable due to the growth from our product sales and payments made for the purchase of inventory.
Net Cash Used in Investing Activities
Net cash used in investing activities was $24.0 million for the year ended December 31, 2025, primarily due to purchases of investments partially offset by cash provided by the maturities of investments.
Net cash used in investing activities was $90.1 million for the year ended December 31, 2024, primarily due to purchases of investments resulting from the changing interest rate environment and milestone payments associated with the approval of Livmarli for cholestatic pruritus in patients with PFIC in the U.S. and for the treatment of PFIC in the EU, partially offset by proceeds from maturities of investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $40.1 million for the year ended December 31, 2025, due to proceeds from employee equity award exercises.
Net cash provided by financing activities was $17.7 million for the year ended December 31, 2024, due to proceeds from employee equity award exercises.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments as of December 31, 2025 consist of readily available checking and money market funds and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the strategies we employ (including the short-term nature of the instruments in our portfolio and the low risk profile of our investments), as of the date of this report, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. For example, a hypothetical change in interest rates of 10% would not have a material impact on the fair market value of our cash equivalents and investments as of December 31, 2025. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.
We have outstanding $316.2 million aggregate principal of the Notes as of December 31, 2025. The interest rates on these Notes are fixed and therefore they do not expose us to risk related to changing interest rates. As of December 31, 2025, the approximate fair value of our Notes was $818.5 million.
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
Based on our overall foreign currency denominated exposures as of December 31, 2025, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $4.1 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in the USD exchange rate.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mirum Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mirum Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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

Inventory Costing
Description of the Matter
As described in Notes 2 and 5 to the consolidated financial statements, inventory, which totaled $24.9 million as of December 31, 2025, is comprised of raw materials, work-in-progress and finished goods. Inventory is valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Auditing the inventory costing was complex because the nature of the process for such costing involves the use of a variety of inputs such as third-party material costs and allocated internal labor, all of which are tracked in manually-prepared spreadsheets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the inventory process. For example, we tested controls over management's review of inputs used in determining the costs to be capitalized into inventory.

To test the completeness and accuracy of the inventory balance, our audit procedures included, among others, agreeing a sample of production costs and purchases used in the spreadsheets to actual costs incurred, agreeing a sample of capitalized labor costs to payroll records, confirming certain quantities of on-hand inventory directly with third-party service providers, and confirming amounts owed to certain third-party service providers.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Mateo, California
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mirum Pharmaceuticals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Mirum Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mirum Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 25, 2026

Mirum Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$296,683	$222,503
Short-term investments	86,644	57,812
Accounts receivable	123,330	78,286
Inventory	24,887	22,403
Prepaid expenses and other current assets	18,140	11,784
Total current assets	549,684	392,788
Restricted cash	1,482	425
Long-term investments	8,105	12,526
Property and equipment, net	1,862	1,139
Operating lease right-of-use assets	8,741	8,675
Intangible assets, net	260,921	249,819
Other assets	12,018	5,382
Total assets	$842,813	$670,754
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,614	$14,618
Accrued expenses and other current liabilities	196,185	111,933
Total current liabilities	205,799	126,551
Operating lease liabilities, noncurrent	7,516	7,972
Convertible notes payable, net, noncurrent	309,797	308,082
Other liabilities	5,011	2,509
Total liabilities	528,123	445,114
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 51,896,391 and 48,338,096 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5	5
Additional paid-in capital	981,878	870,189
Accumulated deficit	(667,544)	(644,181)
Accumulated other comprehensive income (loss)	351	(373)
Total stockholders’ equity	314,690	225,640
Total liabilities and stockholders’ equity	$842,813	$670,754
The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue:
Product sales, net	$521,312	$336,409	$178,874
License and other revenue	—	479	7,500
Total revenue	521,312	336,888	186,374
Operating expenses:
Cost of sales	100,240	81,643	47,039
Research and development	186,178	140,630	102,609
Selling, general and administrative	257,030	202,221	145,880
Total operating expenses	543,448	424,494	295,528
Loss from operations	(22,136)	(87,606)	(109,154)
Other income (expense):
Interest income	12,727	13,792	13,735
Interest expense	(14,389)	(14,311)	(15,105)
Loss from termination of revenue interest purchase agreement	—	—	(49,076)
Other income (expense), net	2,371	1,213	(2,824)
Loss before provision for income taxes	(21,427)	(86,912)	(162,424)
Provision for income taxes	1,936	1,030	991
Net loss	$(23,363)	$(87,942)	$(163,415)
Net loss per share, basic and diluted	$(0.47)	$(1.85)	$(4.00)
Weighted-average shares of common stock, basic and diluted	50,198,304	47,522,594	40,885,124
The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(23,363)	$(87,942)	$(163,415)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments	10	130	230
Cumulative translation adjustments	714	(2,147)	1,631
Comprehensive loss	$(22,639)	$(89,959)	$(161,554)
The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	36,956,345	$4	$535,074	$(392,824)	$(217)	$142,037
Issuance of common stock in private placement, net of issuance costs of $7,796	8,000,000	1	202,203	—	—	202,204
Issuance of common stock in at-the-market offerings, net of issuance costs of $518	658,206	—	14,480	—	—	14,480
Issuance of common stock in connection with asset acquisition	231,624	—	5,188	—	—	5,188
Issuance of common stock in connection with equity award plans	760,226	—	8,279	—	—	8,279
Issuance of common stock in connection with employee stock purchase plan	116,742	—	2,191	—	—	2,191
Stock-based compensation	—	—	35,845	—	—	35,845
Net loss	—	—	—	(163,415)	—	(163,415)
Other comprehensive income	—	—	—	—	1,861	1,861
Balance as of December 31, 2023	46,723,143	$5	$803,260	$(556,239)	$1,644	$248,670
Issuance of common stock in connection with equity award plans	1,489,510	—	15,059	—	—	15,059
Issuance of common stock in connection with employee stock purchase plan	125,443	—	2,640	—	—	2,640
Stock-based compensation	—	—	49,230	—	—	49,230
Net loss	—	—	—	(87,942)	—	(87,942)
Other comprehensive loss	—	—	—	—	(2,017)	(2,017)
Balance as of December 31, 2024	48,338,096	$5	$870,189	$(644,181)	$(373)	$225,640
Issuance of common stock in connection with equity award plans	3,450,566	—	36,200	—	—	36,200
Issuance of common stock in connection with employee stock purchase plan	106,977		3,942			3,942
Conversion of convertible notes, net	752	—	24	—	—	24
Stock-based compensation	—	—	71,523	—	—	71,523
Net loss	—	—	—	(23,363)	—	(23,363)
Other comprehensive income	—	—	—	—	724	724
Balance as of December 31, 2025	51,896,391	$5	$981,878	$(667,544)	$351	$314,690
The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(23,363)	$(87,942)	$(163,415)
Reconciliation of net loss to net cash provided by operating activities:
Stock-based compensation	71,424	48,444	35,023
Depreciation and amortization	24,244	23,629	10,829
Inventory reserves and firm commitment losses	2,889	2,614	9,257
Amortization of debt discount and offering costs	1,739	1,661	1,117
Loss from termination of revenue interest purchase agreement	—	—	49,076
Non-cash interest expense related to the revenue interest liability	—	—	5,060
Unrealized foreign exchange (gain) loss	(1,720)	(1,231)	1,764
Non-cash lease expense	1,730	1,354	620
Other	(1,401)	(795)	(1,054)
Change in operating assets and liabilities:
Accounts receivable	(48,055)	(11,426)	(43,974)
Prepaid and other current assets	(5,756)	(849)	(3,600)
Inventory	(8,448)	(3,166)	(974)
Other assets	(5,663)	(1,498)	(511)
Accounts payable, accrued expenses and other liabilities	50,103	40,312	30,778
Operating lease liabilities	(1,896)	(782)	(940)
Net cash provided by (used in) operating activities	55,827	10,325	(70,944)
Investing activities
Purchase of investments	(97,425)	(89,026)	(27,329)
Proceeds from maturities of investments	74,425	19,894	153,000
Purchase of property and equipment	(954)	(993)	(109)
Cash paid for acquisition	—	—	(212,762)
Payments made for additions to intangible assets	—	(20,000)	(20,000)
Net cash used in investing activities	(23,954)	(90,125)	(107,200)
Financing activities
Proceeds from issuance of common stock in private placement, net of issuance costs	—	—	202,204
Proceeds from issuance of common stock in at-the-market offerings, net of issuance costs	—	—	14,480
Proceeds from issuance of convertible notes, net	—	—	305,304
Proceeds from issuance of common stock pursuant to equity plans	40,142	17,699	10,470
Payments of deferred offering costs	—	—	(281)
Payments on revenue interest liability	—	—	(195,577)
Net cash provided by financing activities	40,142	17,699	336,600
Effect of exchange rate on cash, cash equivalents and restricted cash	3,222	(1,297)	(133)
Net increase (decrease) in cash, cash equivalents and restricted cash	75,237	(63,398)	158,323
Cash, cash equivalents and restricted cash at beginning of period	222,928	286,326	128,003
Cash, cash equivalents and restricted cash at end of period	$298,165	$222,928	$286,326
Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$2,590	$1,274	$1,079
Cash paid for interest	$12,650	$12,650	$6,817
Cash paid for income taxes	$2,157	$1,004	$125
Non-cash operating, investing and financing activities:
Accrued milestone payments classified as intangible assets, net	$35,000	$—	$—
Right-of-use assets obtained in exchange for lease liabilities	$2,444	$9,633	$473
Decrease in ROU assets and lease liabilities due to lease modification	$649	$723	$—
Stock-based compensation capitalized to inventory	$688	$1,122	$822
Conversion of convertible notes, net into shares of common stock	$24	$—	$—
Issuance of common stock in connection with settlement of Contingent Milestone and Indemnification Holdback liabilities	$—	$—	$5,188

The accompanying notes are an integral part of these consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Mirum Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on May 2, 2018, and is headquartered in Foster City, California. The Company is a biopharmaceutical company dedicated to transforming the treatment of rare diseases. The Company commenced significant operations in November 2018.
As of December 31, 2025, the Company had three approved medicines: LIVMARLI® (maralixibat) (“Livmarli”), CHOLBAM® (cholic acid) capsules (“Cholbam”), and CTEXLI® (chenodiol) tablets (“Ctexli”). Livmarli is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”), the European Union (“EU”) and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the U.S., Canada and Japan and for the treatment of PFIC in the EU.
On August 31, 2023, the Company completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”) that are primarily related to the development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of chenodiol and Cholbam (also known as Kolbam, and together with chenodiol, the “Bile Acid Medicines”), two therapies addressing rare diseases in high-need settings (such acquisition, the “Bile Acid Portfolio Acquisition”) (Note 7). Cholbam is FDA-approved for the treatment of bile acid synthesis disorders due to single enzyme deficiencies and adjunctive treatment of peroxisomal disorders in patients who show signs or symptoms of liver disease. Ctexli at the time of acquisition was approved for the treatment of radiolucent stones in the gallbladder, had received medical necessity recognition by the FDA for the treatment of cerebrotendinous xanthomatosis (“CTX”) and was commercialized under the brand name Chenodal. Subsequently, in February 2025, the Company received FDA approval for chenodiol tablets for the treatment of CTX in adults, which is commercialized under the brand name Ctexli.
The Company’s development pipeline consists of the clinical-stage product candidate volixibat, MRM-3379 and indication expansion opportunities for Livmarli.
On January 23, 2026, the Company acquired Bluejay Therapeutics, Inc. (“Bluejay”). With the completion of the acquisition, the Company adds worldwide rights to brelovitug, a late-stage, fully human monoclonal antibody for chronic hepatitis delta virus (HDV), a rare and severe liver disease.
The Company views its operations and manages its business as one operating segment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. See Note 14 Segment Reporting for further details.
Liquidity
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of December 31, 2025, the Company had an accumulated deficit of $667.5 million and unrestricted cash, cash equivalents and investments of $391.4 million. The Company’s convertible notes are convertible at the option of the holders during the first quarter of 2026. If holders of the convertible notes elect to convert, the Company may elect to settle such conversions in cash, common stock or a combination of the two. The Company believes that its unrestricted cash, cash equivalents and investments of $391.4 million as of December 31, 2025 provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying consolidated financial statements.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.
The Company’s consolidated financial statements as of and for the year ended December 31, 2025 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, tariffs and trade tensions and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that together reflect the same amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$296,683	$222,503
Restricted cash	1,482	425
Total cash, cash equivalents, and restricted cash	$298,165	$222,928
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
As of December 31, 2025 and as of December 31, 2024, the Company did not have any customers that individually accounted for more than 10% of accounts receivable. For the years ended December 31, 2025, 2024 and 2023, the Company did not have revenue attributable to any one customer in excess of 10% of sales.
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
Accounts Receivable
The Company has accounts receivable amounts due from product sales. The Company also has accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of December 31, 2025. There was no bad debt expense for the years ended December 31, 2025, 2024 and 2023.
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
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term. As of December 31, 2025, property and equipment consisted primarily of leasehold improvements of $0.8 million and furniture and equipment of $2.1 million. As of December 31, 2024, property and equipment consisted primarily of leasehold improvements of $0.2 million and furniture and equipment of $1.6 million. Accumulated depreciation as of December 31, 2025 and 2024 was $1.1 million and $0.7 million, respectively. Depreciation expense was $0.3 million, $0.5 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Derivative Liability
The RIPA contained certain features that met the definition of being an embedded derivative requiring bifurcation as a separate compound financial instrument apart from the RIPA. The derivative liability was initially measured at fair value on issuance and was subject to remeasurement at each reporting period. In April 2023, the derivative liability was extinguished in connection with the termination of the RIPA (refer to Note 6).
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
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for discounts, government rebates, co-pay assistance, returns and other allowances that are offered within contracts with a customer relating to the sale of the Company's approved medicines. Estimates of variable consideration are calculated using the actual product sales each reporting period and the nature of the variable consideration related to those sales. Overall, these estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are reviewed and updated as additional information becomes known. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. Significant categories of sales discounts and allowances are as follows:
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
The following table represents total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Year Ended December 31,
	2025	2024	2023
Product sales, net:
Livmarli	$360,006	$213,295	$141,795
Bile Acid Medicines	161,306	123,114	37,079
Total product sales, net	521,312	336,409	178,874
License and other revenue	—	479	7,500
Total revenues	$521,312	$336,888	$186,374
The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$401,547	$274,173	$146,699
Rest of the world	119,765	62,236	32,175
Total product sales, net	$521,312	$336,409	$178,874
License and Collaboration Arrangements
The Company enters into collaborative arrangements with partners and analyzes the collaboration arrangements to assess whether they are within the scope of Collaborative Arrangements (Topic 808) (“Topic 808”) and determines whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. The accounting for some of the activities under collaboration arrangements may be subject to Revenue from Contracts with Customers (Topic 606) (“Topic 606”) for distinct units of account that are reflective of a vendor-customer relationship. For other elements of collaboration arrangements, such as reimbursements of certain development costs, the Company generally records reimbursements received as a reduction of research and development expenses.
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
Cost of Sales
Prior to receiving approval from the U.S. Food and Drug Administration (“FDA”) or other foreign regulatory authorities for a new medicine or new formulation, the Company expenses all costs incurred related to the manufacture of such medicines as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates. Subsequent to receiving FDA or other foreign regulatory authority approval, when commercialization is considered probable and the future economic benefit is expected to be realized, the Company begins capitalizing inventory costs incurred.
Cost of sales consist of manufacturing costs, transportation and freight, amortization of capitalized intangible assets, royalties and direct and indirect overhead costs associated with the manufacturing and distribution of the Company's approved products. Cost of sales may also include period costs related to certain manufacturing services and inventory adjustment charges.
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
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $10.9 million, $11.5 million and $6.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of its subsidiary that recorded the transaction. Unrealized foreign exchange gains and losses amounted to a $1.7 million and a $1.2 million gain for the years ended December 31, 2025 and 2024, respectively, and $1.8 million loss for the year ended December 31, 2023. Realized foreign exchange losses amounted to a $1.0 million loss for the year ended December 31, 2025 and were insignificant for the years ended December 31, 2024 and 2023.
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

The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2025	2024	2023
Options to purchase common stock and restricted stock units	10,728,153	11,709,003	10,909,831
Common stock issuable upon conversion of convertible notes	9,963,490	9,964,247	9,964,247
Employee stock purchase plan contingently issuable	17,257	19,580	23,054
Total	20,708,900	21,692,830	20,897,132
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 in 2025 using a prospective method. For further information, refer to Note 13 Income Taxes.
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

3. Fair Value Measurements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$254,376	$—	$—	$254,376
Corporate debt securities	—	72,277	—	72,277
U.S. government bonds	—	17,016	—	17,016
Commercial paper	—	5,456	—	5,456
Total financial assets	$254,376	$94,749	$—	$349,125

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$202,965	$—	$—	$202,965
U.S. treasury bills	$2,964	$—	$—	$2,964
Corporate debt securities	$—	$37,978	$—	$37,978
U.S. government bonds	$—	$26,904	$—	$26,904
Agency bonds	$—	$2,492	$—	$2,492
Total financial assets	$205,929	$67,374	$—	$273,303

The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses as of December 31, 2025 and 2024 approximate their related fair values due to their short-term nature.
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

4. Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$254,376	$—	$—	$254,376
Corporate debt securities	72,170	107	—	72,277
U.S. government bonds	16,984	32	—	17,016
Commercial paper	5,455	1	—	5,456
Total cash equivalents and investments	$348,985	$140	$—	$349,125
Classified as:
Cash equivalents				$254,376
Short-term investments				86,644
Long-term investments				8,105
Total cash equivalents and investments				$349,125

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$202,965	$—	$—	$202,965
U.S. treasury bills	$2,957	$7	$—	$2,964
Corporate debt securities	$37,942	$50	$(14)	$37,978
U.S. government bonds	$26,819	$90	$(5)	$26,904
Agency bonds	$2,490	$2	$—	$2,492
Total cash equivalents and investments	$273,173	$149	$(19)	$273,303
Classified as:
Cash equivalents				$202,965
Short-term investments				57,812
Long-term investments				12,526
Total cash equivalents and investments				$273,303

As of December 31, 2025, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$86,644
One to two years	8,105
Total	$94,749
During the years ended December 31, 2025 and 2024, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any credit losses on these securities.

5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$2,898	$3,030
Work in progress	18,473	16,089
Finished goods	3,516	3,284
Total inventory	$24,887	$22,403
Intangible Assets, Net
The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$94,000	$(11,660)	$82,340	11.5
Developed technology	226,620	(48,255)	178,365	9.7
Assembled workforce	970	(754)	216	0.7
Total intangible assets	$321,590	$(60,669)	$260,921	10.3

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$59,000	$(7,092)	$51,908	12.6
Developed technology	226,620	(29,248)	197,372	10.7
Assembled workforce	970	(431)	539	1.7
Total intangible assets	$286,590	$(36,771)	$249,819	11.1
Amortization expense was $23.9 million, $23.1 million and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included in cost of sales on the accompanying consolidated statements of operations.
The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of December 31, 2025 (in thousands):

Amount
2026	$26,958
2027	26,742
2028	26,742
2029	26,742
2030	26,742
Thereafter	126,995
$260,921

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued sales deductions	$51,375	$37,361
Accrued compensation and related benefits	47,276	32,248
Accrued royalties payable	16,208	9,361
Accrued professional service fees	17,292	12,545
Accrued clinical trials	13,959	7,148
Accrued contract manufacturing and non-clinical costs	8,721	7,555
Accrued loss on firm purchase commitments	2,107	1,898
Operating lease liabilities, current	2,139	1,709
Accrued interest	2,108	2,108
Accrued milestone payment	35,000	—
Total accrued expenses and other current liabilities	$196,185	$111,933
Other liabilities
Other liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Noncurrent accrued sales deductions and other	$3,586	$—
Noncurrent accrued loss on firm purchase commitments	1,425	2,509
Total other liabilities	$5,011	$2,509
6. Revenue Interest Purchase Agreement
In December 2020, the Company entered into the RIPA, as amended in September 2021, with Oberland as agent for the Purchasers, and the Purchasers to obtain financing for the commercialization and further development of Livmarli and other working capital needs. Pursuant to the RIPA, the Company received a total of $115.0 million.
As consideration for such payments, the Purchasers had the right to receive the Revenue Interests from the Company based on annual product sales, net of Livmarli.
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
The Company recorded interest expense related to this arrangement of $5.1 million for the year ended December 31, 2023. No interest expense related to this arrangement was recorded for the years ended December 31, 2025 and 2024.
In April 2023, the Company exercised the Call Option and repurchased all future Revenue Interests. In connection with such repurchase, the Company made a payment of $192.7 million, or 175.0% of the Cumulative Purchaser Payments (minus all payments that were made to the Purchasers in connection with the Revenue Interests). As a result, the RIPA terminated in accordance with its terms.
The net loss from termination of the RIPA of $49.1 million, comprised of the $50.2 million loss related to the settlement of the revenue interest liability and the $1.1 million gain on the derecognition of the related derivative liability, was recorded in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, there were no outstanding balances related to the revenue interest liability and the derivative liability.

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
Through December 31, 2025, no milestones have been achieved.
Asset Purchase Agreement with Travere Therapeutics, Inc.
In August 2023, the Company completed the Bile Acid Portfolio Acquisition. In accordance with the terms and conditions of the Asset Purchase Agreement entered into with Travere, the Company purchased from Travere substantially all of the assets related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of the Bile Acid Medicines. The Company paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines. In connection with the Bile Acid Portfolio Acquisition, the Company recorded $198.5 million of developed technology intangible assets on the consolidated balance sheet at the time of the acquisition. As of December 31, 2025, the Company accrued $25.0 million for the achievement of product sales milestones associated with achievement of certain net product sales, which was recognized as an intangible asset in the accompanying consolidated balance sheet as of December 31, 2025. Through December 31, 2025, the Company paid or accrued $25.0 million for the achievement of product sales milestones associated with this agreement.
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
The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire commercial milestones on total licensed products up to an aggregate of $30.0 million. Through December 31, 2025 under this agreement, the Company paid or accrued $101.5 million for the achievement of various clinical development, regulatory and commercial milestones.
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

In April 2024, the Company paid a $10.0 million milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA. In July 2024, the Company paid a $10.0 million milestone associated with the approval of Livmarli for the treatment of PFIC in patients three months and older by the European Medicines Agency. In February 2025, the Company achieved a $5.0 million development milestone related to maralixibat, which was recognized in research and development expense in the accompanying consolidated statements of operations. In addition, as of December 31, 2025, the Company accrued $10.0 million for the achievement of a commercial milestone associated with product sales, which was recognized as an intangible asset in the accompanying consolidated balance sheet as of December 31, 2025. There were no volixibat development and regulatory milestones achieved during the years ended December 31, 2025, 2024 and 2023.
Pfizer License
Through the Shire Agreement, the Company was assigned a license agreement with Pfizer pursuant to which the Company obtained an exclusive, worldwide license to certain Pfizer know-how with a right to sublicense. Upon commercialization of any product utilizing the licensed product, the Company is required to pay to Pfizer a low single-digit royalty on net sales of product sold by the Company, its affiliates or sublicensees. The Company’s royalty obligations continue on a licensed product-by-licensed product basis until the eighth anniversary of the first commercial sale of such licensed product anywhere in the world.
Sanofi License
Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. Through December 31, 2025, no milestones have been achieved.
8. Collaboration and License Agreements
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
9. Leases
The Company has operating leases for office spaces in various global locations, including its headquarters in Foster City, California, the lease for which was entered into in January 2024 with an initial lease term of approximately five years (the “Initial Lease”). In January 2026, the Company amended the Initial Lease (the “Amended Agreement”) to expand its headquarters office space by approximately 19,400 square feet (the “Expanded Space”) with a lease term of approximately five years from the commencement date. The Amended Agreement extends the lease term of the Initial Lease to be coterminous with the Expanded Space. The addition of the expanded space will result in approximately $10.6 million of additional base rent compared to the remaining payments of the Initial Lease.
In March 2025, the Company entered into an operating lease agreement for office space at an international location. The lease commenced in the second quarter of 2025 and has a lease term of approximately five years. In December 2025, the Company amended the terms of a lease at another international location to include additional space with a five-year lease term expiring January 2031 and a commencement date of December 2025. In addition, the amendment extended the lease term of the existing space to the same term.

The following tables contain a summary of other information and the undiscounted future minimum payments pertaining to the Company’s operating leases that had commenced as of the end of the periods presented:

December 31, 2025
Weighted-average incremental borrowing rate	7.4%
Weighted-average remaining lease term (in years)	4.0 years

Years Ended December 31,	Undiscounted Rent Payments (in thousands)
2026	$2,771
2027	2,856
2028	2,922
2029	2,201
2030	351
Thereafter	21
Total undiscounted lease payments	11,122
Less: imputed interest	(1,467)
Total lease liability	$9,655
Rent expense was $2.4 million, $1.8 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Variable lease payments for the years ended December 31, 2025, 2024 and 2023 were insignificant.
10. Convertible Notes
In April 2023, the Company issued $316.3 million aggregate principal amount of its 4.00% Convertible Senior Notes due 2029 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes are subject to the terms and conditions of an Indenture (the “Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee.
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
During the fourth quarter of 2025, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2025. As a result, the Notes are convertible at the option of the holders of the Notes during the first quarter of 2026, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the Notes.
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
As of December 31, 2025 and 2024, the Notes consisted of the following (in thousands):

	December 31,
	2025	2024
Principal amount	$316,226	$316,250
Unamortized debt discount and issuance costs	(6,429)	(8,168)
Net carrying amount	$309,797	$308,082

The Company incurred $10.9 million of transaction costs related to the issuance of the Notes, which are being amortized to interest expense over the term of the Notes using the effective interest method. As of December 31, 2025, the remaining amortization period of the debt discount was approximately 3.3 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Coupon interest expense	$12,650	$12,650	$8,925
Amortization of debt discount and issuance costs	1,739	1,661	1,120
Total interest expense on convertible notes	$14,389	$14,311	$10,045
As of December 31, 2025 and 2024, the estimated fair value of the Notes was $818.5 million and $481.9 million, respectively. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.
11. Stockholders’ Equity
Common Stock
In August 2025, the Company filed an automatic shelf registration statement on Form S-3 with the SEC (the “2025 Shelf Registration”), which became effective upon filing, pursuant to which the Company may register for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of December 31, 2025, the Company had not issued any securities pursuant to the 2025 Shelf Registration.
In November 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of December 31, 2025, the Company had not issued any securities pursuant to the 2023 Sales Agreement.
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
Common Stock Reserved for Issuance
Common stock reserved for issuance is as follows:

	Year Ended December 31,
	2025	2024
Stock options, restricted stock units and performance stock units issued and outstanding	10,728,153	11,709,003
Reserved for future stock awards or option grants	3,724,927	2,277,739
Reserved for employee stock purchase plan	1,759,019	1,382,616
Common stock issuable upon conversion of convertible notes	9,963,490	9,964,247
	26,175,589	25,333,605
12. Stock-Based Compensation
Equity Incentive Plans
In November 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which permits the granting of stock awards and incentive and nonstatutory stock options to employees, directors and consultants of the Company.

In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on July 17, 2019. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. Shares subject to outstanding awards under the 2018 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2025, 2,285,219 shares of common stock were available for issuance under the 2019 Plan.
In March 2020, the compensation committee of the Company’s board of directors approved and adopted the 2020 Inducement Plan (the “2020 Inducement Plan”). Under the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Through December 31, 2025, the Company’s board of directors authorized 5,500,000 shares of the Company’s common stock for future issuance. As of December 31, 2025, 1,439,708 shares of common stock were available for issuance under the 2020 Inducement Plan.
Stock Options
The following table summarizes stock option activity during the year ended December 31, 2025 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	10,031,486	$18.12	6.5	$233,161
Granted	1,859,835	$49.25
Exercised	(2,658,854)	$13.62
Canceled and forfeited	(273,976)	$34.93
Outstanding as of December 31, 2025	8,958,491	$25.41	6.5	$479,984
Vested and exercisable as of December 31, 2025	5,747,724	$17.61	5.4	$352,815
Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock at December 31, 2025 or on the date of exercise, for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $32.71, $20.02 and $18.25 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $123.7 million, $23.1 million and $5.7 million, respectively. As of December 31, 2025, the total unrecognized stock-based compensation related to unvested stock option awards granted was $70.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
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

The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

Year Ended December 31,
	2025	2024	2023
Expected term (in years)	5.5-6.1	5.5-6.1	5.3-6.1
Expected volatility	67.82%-71.31%	71.79%-80.36%	80.17%-85.24%
Risk-free interest rate	3.69%-4.65%	3.48%-4.62%	3.35%-4.67%
Expected dividend yield	—	—	—
Restricted Stock Units
The following table summarizes the activity under the Company’s restricted stock units for the year ended December 31, 2025:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2024	1,392,562	$26.63
Granted	787,765	$49.47
Vested	(644,037)	$25.29
Cancelled/Forfeited	(120,371)	$36.84
Unvested and outstanding as of December 31, 2025	1,415,919	$39.08
The fair value of restricted stock unit (“RSU”) awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.
As of December 31, 2025, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $35.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.
Performance Stock Units
The fair value of performance stock units (“PSUs”) granted to employees is equal to the closing market price of the Company’s common stock on the grant date. PSUs are subject to vest only if certain specified sales-based criteria are achieved and the employees’ continued service with the Company. As of December 31, 2025, certain specified sales-based criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. PSUs generally vest over a three-year service period. The number of shares earned is adjusted based on the specified sales-based criteria achievement.
The following table summarizes the activity under the Company’s performance stock units in base units for the year ended December 31, 2025:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2024	284,955	$25.15
Granted	217,547	$40.18
Vested	(147,675)	$23.92
Cancelled/Forfeited	(1,084)	$25.39
Unvested and outstanding as of December 31, 2025	353,743	$34.91
As of December 31, 2025, the total unrecognized stock-based compensation related to performance stock units granted was $9.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.

2019 Employee Stock Purchase Plan
In July 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (“ESPP”). During the year ended December 31, 2025, 106,977 shares were issued under the ESPP. As of December 31, 2025, the Company had 1,759,019 shares available for future issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation is reflected in the accompanying consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	$46,094	$32,308	$24,131
Research and development	24,158	15,188	10,892
Cost of sales	1,172	948	—
Total	$71,424	$48,444	$35,023
Stock-based compensation capitalized into inventory was $0.7 million, $1.1 million and $0.8 million for the years ended December 31, 2025, 2024, 2023, respectively.
13. Income Taxes
The provision for (benefit from) income taxes was based upon income (loss) before income taxes as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. source	$(24,877)	$(89,937)	$(164,953)
Non-U.S. source	3,450	3,025	2,529
Loss before income taxes	$(21,427)	$(86,912)	$(162,424)
The components of the Company’s income tax provision for (benefit from) were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Provision for income taxes:
Federal	$(80)	$32	$37
State	819	249	67
Foreign	1,197	749	887
	1,936	1,030	991
Benefit from deferred income taxes:
Federal	—	—	—
State	—	—	—
	—	—	—
Provision for (benefit from) income taxes	$1,936	$1,030	$991
Beginning in 2025 annual reporting, the Company adopted ASU 2023-09 prospectively. See Note 2 for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands, except percentages):

	Year Ended December 31, 2025
Loss before provision of income taxes	$(21,427)

Provision for income taxes at U.S. Federal statutory rate	(4,500)	21.00%
State income taxes, net of Federal effect (1)	641	(2.99)%
Foreign tax effects
Switzerland
Foreign rate differential	(285)	1.33%
Cantonal tax impacts	106	(0.49)%
Other	(42)	0.20%

Other foreign jurisdictions	695	(3.24)%

Effects of cross-border tax laws
Subpart F	527	(2.46)%
Change in valuation allowance	11,778	(54.97)%
Nontaxable or nondeductible items
Stock-based compensation	(5,167)	24.11%
Executive compensation	4,189	(19.55)%
Intercompany sale	2,943	(13.74)%
Transaction costs	440	(2.05)%
Other	83	(0.39)%
Tax credits	(12,629)	58.94%
Changes in unrecognized tax benefits	3,157	(14.74)%

Total tax provision	$1,936	(9.04)%
__________________
(1)State taxes in Florida, Texas and Michigan made up majority (greater than 50%) of the tax effect in this category.
A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.00%	21.00%
State tax	3.95	3.57
Permanent differences	0.03	(0.50)
Other	(0.38)	1.12
Section 162(m) limitation	(3.29)	(1.33)
Foreign source income subject to U.S. tax	(0.45)	(1.69)
Orphan Drug and General Business Credit	7.50	1.91
Change in valuation allowance	(29.54)	(24.69)
Total tax provision	(1.18)%	(0.61)%

The amounts of income taxes paid, net of refunds received by the Company are as follows (in thousands):

Year Ended December 31, 2025
Federal	$53
State and Local
New York	206
Texas	118
Other	762
Foreign
Netherlands	256
Canada	201
Germany	166
Spain	183
Switzerland	142
Other	70
Income taxes paid, net of amounts refunded	$2,157
The significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$45,302	$38,404
Capitalized research and development expenses	48,776	51,694
Tax credit carryforwards	49,303	37,260
Interest limitation attributes	10,610	14,008
Stock-based compensation	9,875	9,949
Intangible assets	8,976	6,664
Accrued expenses	7,074	5,140
Inventory	1,769	4,097
Lease liabilities	1,762	2,144
Total deferred tax assets	183,447	169,360
Deferred tax liabilities:
Operating lease right-of-use assets	(1,531)	(1,885)
Fixed assets	(94)	(83)
Total deferred tax liabilities	(1,625)	(1,968)
Valuation allowance	(181,822)	(167,392)
Net deferred tax assets	$—	$—
The valuation allowance increased by $14.4 million, $24.2 million and $40.2 million for the years ended December 31, 2025, 2024, 2023, respectively. The tax benefit of deductible temporary differences or carryforwards is recorded as a deferred tax asset to the extent that management assesses the realization is “more likely than not.” Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the period available under the tax law. At December 31, 2025 and 2024, the Company has set up valuation allowances against all federal and state net deferred tax assets, because based on all available evidence, these deferred tax assets are not more than likely to be realizable.

As of December 31, 2025, the Company had the following net operating loss and tax credit carryforwards, which if not utilized, will expire as follows (in millions, except for expiry):

Type	Amount	Year
Federal net operating loss carryforwards	$185.9	Indefinite
Federal R&D and orphan drug credit carryforwards	$57.3	2039
State net operating loss carryforwards	$105.1	2038
State R&D and orphan drug credit carryforwards	$10.8	Indefinite
In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards and the research and development credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards and research and development credit carryforwards before utilization and may be material. As of December 31, 2025, the Company determined that it has not experienced an ownership change and determined that NOLs and tax credits are not subject to a limitation pursuant to Section 382.
The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.
A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$12,965	$10,454
(Decreases)/increases related to prior year tax positions	(110)	337
Increases related to current year tax positions	4,269	2,174
Balance at end of year	$17,124	$12,965
The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary roll-forward above. The Company’s effective income tax rate would not be impacted if the unrecognized tax benefits were recognized in 2025 and 2024, as the Company is in a full valuation allowance position.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. All of the Company’s tax returns in all jurisdictions remain open to examination since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2025 and 2024, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2025 and 2024, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place in the Tax Act.
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

The Company’s CODM is regularly provided with entity-wide expense categories similar to those found in the consolidated statements of operations, as well as the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product sales, net	$521,312	$336,409	$178,874
License and other revenue	—	479	7,500
Total revenue	521,312	336,888	186,374
Less:
Cost of sales (excluding intangible amortization and other non-cash expenses)	76,665	50,672	33,215
General and administrative expenses (excluding stock-based compensation)	54,912	45,617	36,902
Commercialization and Medical Affairs expenses (excluding stock-based compensation)	156,024	124,296	84,847
Research and development expenses (excluding stock-based compensation)	162,020	125,442	91,717
Stock-based compensation	70,252	47,496	35,023
Intangible amortization and other non-cash expenses	23,575	30,971	13,824
Loss from operations	$(22,136)	$(87,606)	$(109,154)
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
An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not accrue amounts for liabilities that it does not believe are probable. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. During the periods presented, the Company has not recorded any accruals for loss contingencies.
On December 19, 2025, the Company, along with Satiogen Pharmaceuticals, Inc. and Shire Human Genetic Therapies, Inc. as co-plaintiffs, filed four complaints against Sandoz Inc. (“Sandoz”); Annora Pharma Private Limited, Hetero Labs Limited, and Hetero USA Inc. (together, “Hetero”); Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited (together, “Biophore”); and Zydus Lifesciences Global FZE, Zydus Lifesciences Limited, and Zydus Pharmaceuticals (USA) Inc. (together, “Zydus”) (all collectively, “Defendants”) in the U.S. District Court for the District of Delaware (the “LIVMARLI Patent Litigations”), alleging infringement of certain Orange Book listed patents covering LIVMARLI (the “LIVMARLI Patents”). The LIVMARLI Patent Litigations were initiated following the submission by Defendants, in accordance with the procedures set out in the Hatch-Waxman Act, of ANDAs directed to generic versions of LIVMARLI. Defendants’ ANDAs seek approval to market generic versions of LIVMARLI prior to the expiration of the LIVMARLI Patents and allege that the LIVMARLI Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Defendants’ ANDAs be no earlier than the expiration of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. The Defendants are subject to a 30-month stay of final regulatory approval through March 29, 2029, preventing them from marketing generic versions of LIVMARLI during that time. On February 20, 2026, Sandoz asserted counterclaims against the Company and its co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. Trial in the LIVMARLI Patent Litigations

has not yet been scheduled. The Company cannot make any predictions about the final outcome of these matters or the timing thereof.
16. Subsequent Events
On January 23, 2026, the Company completed the acquisition of Bluejay. As consideration for the transaction, the Company paid to the holders of Bluejay’s securities an aggregate amount of $224.2 million in cash, net of cash acquired in the transaction, and 4,673,597 shares of Company common stock, subject in certain cases to deduction to satisfy applicable taxes, and will pay up to an aggregate amount of $25.8 million in cash and up to 522,375 shares of Company common stock, subject to certain conditions and deduction to satisfy applicable taxes. Additionally, the Company is obligated to pay up to an aggregate amount of $200.0 million upon the achievement of certain commercial milestones.
Entities affiliated with Frazier Life Sciences, which are associated with a member of the Company’s board of directors, were Bluejay security holders.
Immediately following the completion of the acquisition, the Company completed the private placement of 3,385,149 shares of the Company’s common stock (“PIPE Shares”) and pre-funded warrants (the “Pre-Funded Warrants”) to purchase 536,412 shares of Company common stock (the “Warrant Shares”) for an aggregate gross proceeds of approximately $268.5 million. The purchase price per PIPE Share was $68.48 and the purchase price per Pre-Funded Warrant was $68.4799 (which equals the purchase price of a PIPE Share, less $0.0001, the exercise price of each Warrant Share).
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2025. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
There are no disclosures required by this Item 9B, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included,in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Stockholders (“Definitive Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item will be included in the Definitive Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the Definitive Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the Definitive Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in the Definitive Proxy Statement and is incorporated herein by reference.

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

2.2#¥
Agreement and Plan of Merger and Reorganization, dated December 6, 2025, by and among Mirum Pharmaceuticals, Inc., Bjork Merger Sub I, Inc., Bjork Merger Sub II, LLC, Bluejay Therapeutics, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2025).

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

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2025, and incorporated by reference herein).
4.6
Registration Rights Agreement by and among the Registrant and the parties thereto, dated December 7, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2025, and incorporated by reference herein).

4.7
Registration Rights Agreement by and among the Registrant and the parties thereto, dated December 18, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2025, and incorporated by reference herein).

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

10.4+
Mirum Pharmaceuticals, Inc. 2020 Inducement Plan, as amended September 4, 2025 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-290137), as filed with the SEC on September 9, 2025, and incorporated by reference herein).

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

10.10+
Offer Letter by and between the Registrant and Joanne Quan, dated January 11, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2024, and incorporated by reference herein)

10.11#¥
License Agreement by and between Lumena Pharmaceuticals, Inc. and Satiogen Pharmaceuticals, Inc., dated February 8, 2011 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-232251), filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.11A#
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

10.15¥
Office Lease, dated January 17, 2024, by and between the Registrant and Hudson Metro Center, LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024, and incorporated by reference herein).

10.15A¥*	First Amendment to Office Lease, dated December 10, 2025, by and between the Registrant and Hudson Metro Center, LLC.
10.15B¥*	Second Amendment to Office Lease, dated January 13, 2026, by and between the Registrant and Hudson Metro Center, LLC.
10.16
Sales Agreement by and between the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co., dated November 2, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2023).

10.17+
Mirum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended April 4, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2024, and incorporated by reference herein).

10.18
Subscription Agreement by and among the Registrant and the parties thereto, dated December 7, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2025, and incorporated by reference herein).

10.19
Subscription Agreement by and among the Registrant and the parties thereto, dated December 18, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2025, and incorporated by reference herein).

19.1	Mirum Pharmaceuticals, Inc. Insider Trading and Window Period Policy, as amended.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 8, 2023, and incorporated by reference herein).
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

MIRUM PHARMACEUTICALS, INC.

Date: February 25, 2026	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Peetz, Eric Bjerkholt and Douglas Sheehy and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Peetz	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Christopher Peetz

/s/ Eric Bjerkholt	Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Eric Bjerkholt

/s/ Jody Howe	Senior Vice President, Global Controller (Principal Accounting Officer)	February 25, 2026
Jody Howe

/s/ Laura Brege	Director	February 25, 2026
Laura Brege

/s/ Lon Cardon, Ph.D.	Director	February 25, 2026
Lon Cardon, Ph.D.

/s/ William C. Fairey	Director	February 25, 2026
William C. Fairey

/s/ Laurent Fischer, M.D.	Director	February 25, 2026
Laurent Fischer, M.D.

/s/ Michael Grey	Director	February 25, 2026
Michael Grey

/s/ Patrick Heron	Director	February 25, 2026
Patrick Heron

/s/ Saira Ramasastry, M.S., M.Phil	Director	February 25, 2026
Saira Ramasastry, M.S., M.Phil

/s/ Timothy Walbert	Director	February 25, 2026
Timothy Walbert