Form 10-Q
period 2026-03-31
Mirum Pharmaceuticals, Inc.
filed 2026-05-06
CIK 1759425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of May 1, 2026 was 60,981,227.

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
•We may need substantial additional financing to continue our commercialization efforts for our approved medicines, develop our product candidates, license or acquire new product candidates and approved medicines and implement our operating plans. If we fail to obtain additional financing when needed, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Mirum Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$324,907	$296,683
Short-term investments	61,352	86,644
Accounts receivable	133,113	123,330
Inventory	25,518	24,887
Prepaid expenses and other current assets	24,546	18,140
Total current assets	569,436	549,684
Restricted cash	1,733	1,482
Long-term investments	34,353	8,105
Property and equipment, net	2,412	1,862
Operating lease right-of-use assets	12,647	8,741
Intangible assets, net	254,154	260,921
Other assets	16,181	12,018
Total assets	$890,916	$842,813
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,399	$9,614
Holdback liabilities, current	25,800	—
Accrued expenses and other current liabilities	187,625	196,185
Total current liabilities	272,824	205,799
Operating lease liabilities, noncurrent	11,175	7,516
Convertible notes payable, net, noncurrent	310,251	309,797
Holdback liabilities, noncurrent	48,257	—
Other liabilities	5,915	5,011
Total liabilities	648,422	528,123
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 60,926,165 and 51,896,391 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	1,700,215	981,878
Accumulated deficit	(1,457,699)	(667,544)
Accumulated other comprehensive (loss) income	(28)	351
Total stockholders’ equity	242,494	314,690
Total liabilities and stockholders’ equity	$890,916	$842,813
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product sales, net	$159,882	$111,585
Operating expenses:
Cost of sales	28,805	23,018
Research and development	97,910	41,044
Acquired in-process research and development	726,302	5,000
Selling, general and administrative	96,330	57,706
Total operating expenses	949,347	126,768
Loss from operations	(789,465)	(15,183)
Other income (expense):
Interest income	3,401	3,023
Interest expense	(3,616)	(3,596)
Other income, net	—	2,108
Net loss before provision for income taxes	(789,680)	(13,648)
Provision for income taxes	475	1,029
Net loss	$(790,155)	$(14,677)
Net loss per share, basic and diluted	$(13.43)	$(0.30)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	58,851,021	48,889,058
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(790,155)	$(14,677)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale investments	(227)	(23)
Cumulative translation adjustments	(152)	138
Comprehensive loss	$(790,534)	$(14,562)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	51,896,391	$5	$981,878	$(667,544)	$351	$314,690
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs of $8,600	3,385,149	—	259,948	—	—	259,948
Issuance of common stock in connection with asset acquisition	4,404,190	1	415,270	—	—	415,271
Stock-based compensation in connection with asset acquisition	112,872	—	10,643	—	—	10,643
Issuance of common stock in connection with equity award plans	1,127,563	—	10,131	—	—	10,131
Stock-based compensation	—	—	22,345	—	—	22,345
Net loss	—	—	—	(790,155)	—	(790,155)
Other comprehensive loss	—	—	—	—	(379)	(379)
Balance as of March 31, 2026	60,926,165	$6	$1,700,215	$(1,457,699)	$(28)	$242,494

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	48,338,096	$5	$870,189	$(644,181)	$(373)	$225,640
Issuance of common stock in connection with equity award plans	1,112,939	—	6,359	—	—	6,359
Conversion of convertible notes, net	188	—	6	—	—	6
Stock-based compensation	—	—	15,813	—	—	15,813
Net loss	—	—	—	(14,677)	—	(14,677)
Other comprehensive income	—	—	—	—	115	115
Balance as of March 31, 2025	49,451,223	$5	$892,367	$(658,858)	$(258)	$233,256
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(790,155)	$(14,677)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	36,202	15,803
Depreciation and amortization	6,874	6,052
Inventory reserves and firm commitment losses	—	2,349
Amortization of debt discount and offering costs	454	433
Unrealized foreign exchange loss (gain)	1,098	(658)
Non-cash lease expense	550	390
Fair value of common stock issued in connection with asset acquisition	415,271	—
Change in fair value of holdback liabilities	(998)	—
Other	(278)	(356)
Change in operating assets and liabilities:
Accounts receivable	(12,886)	(16,833)
Prepaid and other current assets	(6,630)	(3,029)
Inventory	(1,920)	(2,672)
Other assets	(4,796)	(92)
Accounts payable, accrued expenses and other liabilities	57,244	11,737
Holdback liabilities	71,790	—
Operating lease liabilities	(583)	(408)
Net cash used in operating activities	(228,763)	(1,961)
Investing activities
Purchase of investments	(34,797)	(33,526)
Proceeds from maturities of investments	33,892	17,433
Purchase of property and equipment	(664)	(41)
Payments made for additions to intangible assets	(10,000)	—
Net cash used in investing activities	(11,569)	(16,134)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of issuance costs of $8,600	259,948	—
Proceeds from issuance of common stock pursuant to equity plans	10,131	6,359
Net cash provided by financing activities	270,079	6,359
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,272)	1,055
Net increase (decrease) in cash, cash equivalents and restricted cash	28,475	(10,681)
Cash, cash equivalents and restricted cash at beginning of period	298,165	222,928
Cash, cash equivalents and restricted cash at end of period	$326,640	$212,247

Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$810	$583
Cash paid for income taxes	$220	$162
Net operating liabilities, excluding cash acquired, assumed in connection with asset acquisition	$9,561	$—
Non-cash operating, investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$4,472	$—
Decrease in ROU assets and lease liabilities due to lease modification	$—	$649
Stock-based compensation capitalized to inventory	$173	$212
Conversion of convertible notes, net into shares of common stock	$—	$6
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
Cholbam is U.S. Food and Drug Administration (“FDA”) approved for the treatment of bile acid synthesis disorders due to single enzyme deficiencies and adjunctive treatment of peroxisomal disorders in patients who show signs or symptoms of liver disease. In February 2025, the Company received FDA approval for chenodiol tablets for the treatment of cerebrotendinous xanthomatosis in adults, which is commercialized under the brand name Ctexli. Prior to the approval of Ctexli, chenodiol tablets were commercialized under the brand name Chenodal under a medical necessity recognition from the FDA. Cholbam and Ctexli, collectively, are referred to as the “Bile Acid Medicines”.
The Company’s development pipeline consists of the clinical-stage product candidate volixibat, MRM-3379 and indication expansion opportunities for Livmarli.
On January 23, 2026, the Company acquired Bluejay Therapeutics, Inc. (“Bluejay”). With the completion of the acquisition, the Company added worldwide rights to brelovitug, a late-stage, fully human monoclonal antibody for chronic hepatitis delta virus, a rare and severe liver disease.
The Company commenced significant operations in November 2018. The Company views its operations and manages its business as one operating segment and has determined its operating segment on the same basis that it uses to evaluate its performance internally.
Liquidity
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of March 31, 2026, the Company had an accumulated deficit of $1.5 billion and unrestricted cash, cash equivalents and investments of $420.6 million. The Company’s convertible notes are convertible at the option of the holders during the second quarter of 2026. If holders of the convertible notes elect to convert, the Company may elect to settle such conversions in cash, common stock or a combination of the two. The Company believes that its unrestricted cash, cash equivalents and investments of $420.6 million as of March 31, 2026, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2025, as filed with the SEC on February 25, 2026.
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
The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, tariffs and trade tensions, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Reclassifications
Amounts related to pre-commercialization milestone payments in connection with in-process research and development projects acquired with no alternative future use in a transaction accounted for as an asset acquisition in the statement of operations for the three months ended March 31, 2025 have been reclassified to conform to the current presentation.
Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2026	2025
Cash and cash equivalents	$324,907	$211,822
Restricted cash	1,733	425
Total cash, cash equivalents, and restricted cash	$326,640	$212,247
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
As of March 31, 2026 and December 31, 2025, the Company did not have any customer who individually accounted for 10% or more of accounts receivable. For the three months ended March 31, 2026 and 2025, the Company did not have revenue attributable to any one customer in excess of 10% of sales.
Accounts Receivable
The Company has accounts receivable amounts due from product sales. The Company may also have accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of March 31, 2026. There was no bad debt expense for the three months ended March 31, 2026 and 2025.
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
Other Incentives: Other incentives include a branded co-pay assistance program for eligible patients with commercial insurance in the U.S. The branded co-pay assistance program assists commercially insured patients who have coverage for the Company’s approved medicines and is intended to reduce each participating patient’s portion of the financial responsibility of the purchase price up to a specified dollar amount of assistance. The calculation of the accrual for co-pay assistance is based upon an identification of claims and the cost per claims associated with product that has been recognized as revenue. The Company records amounts paid under the brand specific co-pay assistance program for each patient as a reduction of revenue from product sales.
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
The Company relies on a specialty pharmacy for all of its sales of its approved medicines in each of the U.S. and Canada. Outside of North America, the Company’s approved medicines are sold to its authorized distributors, licensed partners or directly to government purchasers or hospitals, which act as end users. For revenues from distributors and the Company’s licensed partner in Japan, Takeda, the Company records net product sales at the time control of the product is transferred, based on the estimated variable consideration. The transaction price, which may include fixed or variable consideration may be subject to constraint and is included in the product sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. The Company recognizes its best estimate of the consideration expected to be received when control of the inventory is transferred. Such estimates may be complex and include estimates as to if and when the distributors and licensed partner’s sales in the market will occur. Estimates are reviewed and updated as additional information, including in-market sales information of the Company’s authorized distributors and licensed partners, becomes known. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The Company is entitled to payment in connection with the supply of product under standard industry payment terms. Actual consideration amounts are determined and settled generally quarterly or annually. If the consideration received or receivable exceeds the Company’s estimates of product sales, the Company recognizes a liability. If the estimated product sales exceed the payment received or receivable, the Company records a receivable or contract asset related to the amounts not yet collected, depending on the circumstances. As of March 31, 2026 and December 31, 2025, the Company did not have any contract assets and recorded a liability of $3.6 million related to consideration received in excess of the Company’s estimated net product sales.
Liabilities associated with sales deductions are included in accrued expenses and other current liabilities or in other liabilities on the accompanying unaudited condensed consolidated balance sheets depending on contractual settlement timelines.
The following table represents total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Three Months Ended March 31,
	2026	2025
Product sales, net:
Livmarli	$113,804	$73,224
Bile Acid Medicines	46,078	38,361
Total product sales, net	$159,882	$111,585

The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$127,927	$86,922
Rest of the world	31,955	24,663
Total product sales, net	$159,882	$111,585
Acquired In-Process Research and Development
Acquired in-process research and development expenses are recorded when incurred and reflect costs of externally-developed in-process research and development (“IPR&D”) projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and pre-commercialization milestone payments related to various in-licensing arrangements and the costs of rights to IPR&D projects.
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
Foreign currency transaction gains and losses are included in other income (expense), net in the unaudited condensed consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of the Company’s subsidiary that recorded the transaction. Unrealized foreign exchange gains and losses amounted to a $1.1 million loss for the three months ended March 31, 2026 and a $0.7 million gain for the three months ended March 31, 2025. Realized foreign exchange losses were not material for the three months ended March 31, 2026 and 2025.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. The pre-funded warrants issued in January 2026 (refer to Note 10) were included in the calculation of basic weighted-average shares of common stock used to compute net loss per share for the three months ended March 31, 2026 as they are issuable for immaterial cash consideration. Diluted net loss per share is computed by dividing the net loss by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, contingently issuable employee stock purchase plan shares, common stock issuable upon conversion of convertible notes and contingently issuable shares for holdback liabilities to the extent their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(790,155)	$(14,677)
Denominator:
Weighted-average shares of common stock outstanding	58,445,732	48,889,058
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	405,289	—
Weighted average shares of common stock used to compute net loss per share, basic and diluted	58,851,021	48,889,058
Net loss per share, basic and diluted	$(13.43)	$(0.30)

The following outstanding potential dilutive shares have been excluded from the calculation of diluted net income (loss) per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock and restricted stock units	11,659,300	12,712,908
Common stock issuable upon conversion of convertible notes	9,963,490	9,964,058
Indemnity holdback	522,375	—
Employee stock purchase plan contingently issuable	41,537	51,465
Total	22,186,702	22,728,431
Acquisitions, including Intangible Assets and Contingent Consideration
Acquisitions of businesses are accounted for using the acquisition method of accounting. The Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and acquired IPR&D assets. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill.
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
In connection with certain acquisitions, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. Contingent consideration resulting from a business combination is recorded at its fair value on the acquisition date. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair value are recorded in the statement of operations until such time that the payment is made.
If it is determined that the net assets acquired do not meet the definition of a business combination under the acquisition method of accounting or if substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets, the transaction is accounted for as an asset acquisition using the cost accumulation method. In an asset acquisition, no goodwill is recognized and contingent consideration generally is not recognized at the acquisition date. Upfront payments allocated to IPR&D projects at the acquisition date and subsequent pre-commercialization milestone payments are expensed as incurred in the statement of operations unless there is an alternative future use.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The new guidance provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. The Company adopted the provisions of the amendments as of January 1, 2026, and elected the practical expedient provided to all companies. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), to modernize the accounting guidance for the costs to develop software for internal use by aligning it with current development practices, especially agile and iterative methods. The guidance removes references to development stages and clarifies when capitalization of software costs should occur. The new guidance also clarifies disclosure requirements for all capitalized internal-use software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
3. Fair Value Measurements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$261,459	$—	$—	$261,459
Corporate debt securities	—	75,751	—	75,751
U.S. government bonds	—	9,987	—	9,987
Agency bonds	—	8,972	—	8,972
Commercial paper	—	995	—	995
Total financial assets	$261,459	$95,705	$—	$357,164
Financial liabilities:
Indemnification equity holdback	—	—	48,257	48,257
Total financial liabilities	$—	$—	$48,257	$48,257

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$254,376	$—	$—	$254,376
Corporate debt securities	—	72,277	—	72,277
U.S. government bonds	—	17,016	—	17,016
Commercial paper	—	5,456	—	5,456
Total financial assets	$254,376	$94,749	$—	$349,125
The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025 approximate their related fair values due to their short-term nature.
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

Holdback Liabilities
In January 2026, in connection with the acquisition of Bluejay (refer to Note 6 for further information), the Company recorded at fair value liabilities related to the Company’s common stock issuable upon satisfaction of certain indemnification obligations. The Company assesses the fair value of the liabilities each reporting period until resolution of the related contingency with changes in fair value recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations.
The following table provides a summary of the changes in the estimated fair value, which are classified as Level 3 of the fair value hierarchy (in thousands):

Indemnification Equity Holdback (1)
Balance at January 1, 2026	$—
Initial recognition	49,255
Change in fair value	(998)
Balance at March 31, 2026	$48,257
__________________
(1)Fair value estimated based on the value of the Company’s common stock in addition to the probability of indemnification adjustments being incurred.
The Indemnification Equity Holdback liability is included in Holdback liabilities, noncurrent in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026.
4. Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$261,459	$—	$—	$261,459
Corporate debt securities	75,820	24	(93)	75,751
U.S. government bonds	9,976	11	—	9,987
Agency bonds	9,000	—	(28)	8,972
Commercial paper	995	—	—	995
Total cash equivalents and investments	$357,250	$35	$(121)	$357,164
Classified as:
Cash equivalents				$261,459
Short-term investments				61,352
Long-term investments				34,353
Total cash equivalents and investments				$357,164

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$254,376	$—	$—	$254,376
Corporate debt securities	72,170	107	—	72,277
U.S. government bonds	16,984	32	—	17,016
Commercial paper	5,455	1	—	5,456
Total cash equivalents and investments	$348,985	$140	$—	$349,125
Classified as:
Cash equivalents				$254,376
Short-term investments				86,644
Long-term investments				8,105
Total cash equivalents and investments				$349,125
As of March 31, 2026, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$61,352
One to two years	34,353
Total	$95,705
During the three months ended March 31, 2026 and 2025, there have been no significant realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any credit losses on these securities.
5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$2,612	$2,898
Work in progress	19,488	18,473
Finished goods	3,418	3,516
Total inventory	$25,518	$24,887
Intangible Assets, Net
The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$94,000	$(13,594)	$80,406	11.3
Developed technology	226,620	(53,007)	173,613	9.5
Assembled workforce	970	(835)	135	0.4
Total intangible assets	$321,590	$(67,436)	$254,154	10.0

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$94,000	$(11,660)	$82,340	11.5
Developed technology	226,620	(48,255)	178,365	9.7
Assembled workforce	970	(754)	216	0.7
Total intangible assets	$321,590	$(60,669)	$260,921	10.3
Amortization expense was $6.8 million and $6.0 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense was included in cost of sales in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of March 31, 2026 (in thousands):

Amount
2026 (remaining nine months)	$20,191
2027	26,742
2028	26,742
2029	26,742
2030	26,742
Thereafter	126,995
$254,154
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued sales deductions and other	$60,689	$51,375
Accrued compensation and related benefits	35,432	47,276
Accrued royalties payable	15,221	16,208
Accrued professional service fees	22,578	17,292
Accrued clinical trials	25,692	13,959
Accrued contract manufacturing and non-clinical costs	18,283	8,721
Accrued interest	5,270	2,108
Accrued loss on firm purchase commitments	2,107	2,107
Operating lease liabilities, current	2,353	2,139
Accrued milestone payment	—	35,000
Total accrued expenses and other current liabilities	$187,625	$196,185
Other liabilities
Other liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Noncurrent accrued sales deductions	$4,238	$3,586
Noncurrent accrued loss on firm purchase commitments	1,425	1,425
Other	252	—
Total other liabilities	$5,915	$5,011

6. Asset Acquisitions
Asset Purchase Agreement with Bluejay Therapeutics, Inc.
On January 23, 2026 (the “Closing Date”), the Company completed the acquisition of Bluejay (the “Bluejay Acquisition”). The aggregate merger consideration transferred and transferrable related to the Bluejay Acquisition was comprised of (i) upfront equity consideration of 4,517,062 shares of the Company’s common stock, after deduction to satisfy applicable taxes, (ii) upfront cash consideration of $241.2 million, net of cash acquired, (iii) equity consideration holdback of up to 522,375 shares of the Company’s common stock and cash consideration holdback of up to $24.8 million, both payable to Bluejay security holders 12 months after the Closing Date, subject to reduction for potential indemnification and other obligations of Bluejay and, in certain cases, to satisfy applicable taxes, and (iv) up to $1.0 million of cash consideration holdback payable to Bluejay security holders upon finalization of working capital adjustments, which are estimated to be paid approximately four months from the closing of the acquisition. Additionally, the Company is obligated to pay up to an aggregate amount of $200.0 million upon the achievement of certain commercial milestones.
The Company accounted for the Bluejay Acquisition as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single IPR&D asset. The net assets acquired were measured and recognized as an allocation of the transaction price based on their relative fair values as of the transaction date. The acquired IPR&D and related assembled workforce were determined to have no alternative future use and, accordingly, the cost of the acquisition of those assets were recorded as acquired in-process research and development expense as of the acquisition date. The Company estimated the fair value of the IPR&D asset using the discounted cash flow method. This approach incorporates estimates and assumptions related to the forecasted results including, but not limited to, estimates and assumptions regarding revenues, expenses, and discount rate to estimate future cash flows. During the three months ended March 31, 2026, the Company recorded a $726.3 million charge, representing an acquired IPR&D asset with no alternative future use, to acquired in-process research and development, as well as stock-based compensation of $34.7 million related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition, with $19.3 million recorded in selling, general and administrative expenses and $15.4 million in research and development expenses in the unaudited condensed consolidated statements of operations. In connection with the Bluejay acquisition, the Company recorded $44.8 million of net assets acquired.
The fair value of the consideration of approximately $771.1 million, inclusive of the transaction costs incurred in connection with the Bluejay Acquisition, is summarized as follows (in thousands):

Equity consideration	$415,271
Equity holdback - indemnity	47,112
Cash consideration, including cash paid in lieu of equity to satisfy taxes	274,814
Cash holdback - indemnity	23,721
Cash holdback - working capital	957
Transaction costs	9,201
Total purchase consideration	$771,076
The cash consideration of $274.8 million in the table above does not include the net effect of the cash and cash equivalents of $54.3 million acquired as part of the transaction.
The above noted stock-based compensation is comprised as follows (in thousands):

Equity consideration	$10,643
Cash consideration, including cash paid in lieu of equity to satisfy taxes	20,742
Equity holdback - indemnity	2,143
Cash holdback - indemnity and working capital	1,122
Total	$34,650

Allocation of the consideration transferred to the net assets acquired was as follows (in thousands):

Assets acquired:
IPR&D	$724,006
Assembled workforce	2,296
Cash and cash equivalents	54,335
Prepaid expenses and other current assets	4,258
Operating lease right-of-use asset	1,113
Other non-current assets	3,888
Total assets acquired	$789,896

Liabilities assumed:
Accounts payable	1,589
Accrued expenses and other current liabilities	16,616
Operating lease liabilities, noncurrent	615
Total liabilities assumed	$18,820
Net assets acquired	$771,076
The allocated fair value of the acquired IPR&D and assembled workforce is a permanently non-deductible item for tax purposes.
Entities affiliated with Frazier Life Sciences, which are associated with a member of the Company’s board of directors, were Bluejay security holders.
Novartis License
Through the Bluejay Acquisition, the Company was assigned a license agreement with Novartis Pharma AG (“Novartis”) pursuant to which the Company obtained a worldwide license to develop and commercialize brelovitug from Novartis in June 2021. Under the terms of the license agreement, the Company is obligated to pay up to $4.0 million in remaining development milestones and up to $27.0 million in commercial milestones. The Company is also obligated to pay commercial royalties of mid-single digit percent of sales to Novartis. In addition, the license agreement contained a $4.0 million business milestone payment in the event of a change of control which was payable upon the closing of the Bluejay Acquisition in January 2026. The accrued milestone was included in liabilities assumed at the closing of the Bluejay Acquisition. Through March 31, 2026, the Company paid the $4.0 million change of control payment and no further milestones have been achieved.
License Agreement with Enthorin Therapeutics, LLC
In October 2024, the Company entered into a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC (“Enthorin”), under which the Company acquired the worldwide rights to develop, manufacture and commercialize a compound designated as ENT-3379, renamed MRM-3379, in exchange for an upfront payment of $7.5 million and up to an additional $217.5 million upon the achievement of regulatory and sales-based milestones as well as mid-single digit percent royalties on any future sales of MRM-3379. Through March 31, 2026, no milestones have been achieved.
Asset Purchase Agreement with Travere Therapeutics, Inc.
On August 31, 2023, the Company completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”). In accordance with the terms and conditions of the Asset Purchase Agreement entered into with Travere, the Company purchased from Travere substantially all of the assets related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of the Bile Acid Medicines. The Company paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines. As of March 31, 2026, the Company recorded $25.0 million in accounts payable for the achievement of product sales milestones associated with this agreement.
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
The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire commercial milestones on total licensed products up to an aggregate of $30.0 million. Through March 31, 2026 under this agreement, the Company paid or accrued $101.5 million for the achievement of various clinical development, regulatory and commercial milestones.
The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. During the three months ended March 31, 2025, the Company achieved the $10.0 million regulatory milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA and the $10.0 million regulatory milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC three months and older by the European Medicines Agency, both of which were capitalized as intangible assets. During the three months ended March 31, 2025, the Company achieved a $5.0 million development milestone related to maralixibat, which was recognized in acquired research and development expense in the accompanying unaudited condensed consolidated statements of operations. In addition, as of December 31, 2025, the Company accrued $10.0 million for the achievement of a commercial milestone associated with product sales, which was recognized as an intangible asset. There were no volixibat development and regulatory milestones achieved during the three months ended March 31, 2026 and 2025.
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
Sanofi License
Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. Through March 31, 2026, no milestones have been achieved.

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
8. Leases
The Company has operating leases for office spaces in various global locations, including its headquarters in Foster City, California, the lease for which was entered into in January 2024 with an initial lease term of approximately five years (the “Initial Lease”). In January 2026, the Company amended the Initial Lease (the “Amended Agreement”) to expand its headquarters by approximately 19,400 square feet (the “Expanded Space”) with a lease term of approximately five years from the commencement date. The Amended Agreement also extends the lease term of the Initial Lease to be coterminous with the Expanded Space. The extension of the lease term of the Initial Lease resulted in the addition of $3.4 million of right-of-use assets and lease liabilities during the three months ended March 31, 2026. The addition of the Expanded Space will result in approximately $5.8 million of incremental base rent payments over the lease term at the time of lease commencement.
The following tables contain a summary of other information and the undiscounted future minimum payments pertaining to the Company’s operating leases that had commenced as of the end of the periods presented:

March 31, 2026
Weighted-average incremental borrowing rate	7.5%
Weighted-average remaining lease term (in years)	5.1 years

Undiscounted Rent Payments
as of March 31, 2026
(in thousands)
2026 (remaining nine months)	$2,437
2027	3,449
2028	2,883
2029	2,950
2030	2,723
Thereafter	1,821
Total undiscounted lease payments	16,263
Less: imputed interest	(2,735)
Total lease liability	$13,528
Rent expense was $0.8 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. Variable lease payments for operating expenses for the three months ended March 31, 2026 and 2025 were not material.

9. Convertible Notes
Except as described below, the Company’s convertible notes are described in Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report.
The convertible notes consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Principal amount	$316,226	$316,226
Unamortized debt discount and issuance costs	(5,975)	(6,429)
Net carrying amount	$310,251	$309,797
For the fourth quarter of 2024, for each of the quarters of 2025 and for the first quarter of 2026, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 4.00% Convertible Senior Notes due 2029 (the “Notes”) for more than 20 trading days during the 30 consecutive trading days ended on each respective quarter end. As a result, for the quarterly period ended March 31, 2026, the Notes were, and for the quarterly period ending June 30, 2026, the Notes are, convertible at the option of the holders of the Notes. During the three months ended March 31, 2026 and through the date of this filing, the amount of the principal balance of the Notes that has been converted was not material.
The Company incurred $10.9 million of transaction costs related to the issuance of the Notes, which are being amortized to interest expense over the term of the Notes using the effective interest method. As of March 31, 2026, the remaining amortization period of the debt discount was approximately 3.1 years and the effective interest on the Notes was 4.6%. The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2026	2025
Coupon interest expense	$3,162	$3,163
Amortization of debt discount and issuance costs	454	433
Total interest expense on convertible notes	$3,616	$3,596
As of March 31, 2026 and December 31, 2025, the estimated fair value of the Notes was $946.3 million and $818.5 million, respectively. The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy.
10. Stockholders’ Equity
Common Stock
On January 23, 2026, immediately following the consummation of the Bluejay Acquisition, the Company completed the private placement of 3,385,149 shares of the Company’s common stock (“PIPE Shares”) and pre-funded warrants to purchase 536,412 shares of the Company’s common stock (the “Warrant Shares”) for aggregate net proceeds of approximately $259.9 million, after estimated offering expenses of $8.6 million. The purchase price per PIPE Share was $68.48 and the purchase price per pre-funded warrant was $68.4799 (which equals the purchase price of a PIPE Share, less $0.0001, the exercise price of each Warrant Share).
Each pre-funded warrant has an exercise price equal to $0.0001 per underlying share of common stock. The pre-funded warrants are exercisable at any time after their original issuance and may be exercised at any time until exercised in full. The Company may not effect the exercise of any pre-funded warrants and the selling stockholder that holds pre-funded warrants (together with its affiliates and other attribution parties) may not exercise any portion of a pre-funded warrant to the extent that, immediately after giving effect to such exercise, the holder would own more than 9.99% of the Company’s outstanding common stock, which percentage may be increased or decreased at the holder’s option (not to exceed 19.99%) upon 61 days’ notice to the Company, subject to the terms of the pre-funded warrants. As of March 31, 2026, none of the Warrant Shares were exercised.
On August 12, 2025, the Company filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of March 31, 2026, the Company had not issued any securities pursuant to the automatic shelf registration statement.
On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering. The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of March 31, 2026, the Company had not issued any securities pursuant to the 2023 Sales Agreement.
Common Stock Reserved for Issuance
Common stock reserved for issuance is as follows:

As of March 31, 2026
Stock options, restricted stock units and performance stock units issued and outstanding	11,659,300
Reserved for future stock awards or option grants	4,261,036
Reserved for employee stock purchase plan	2,277,982
Common stock issuable upon conversion of convertible notes	9,963,490
Common stock issuable upon exercise of Warrant Shares	536,412
Common stock held back in connection with asset acquisition	522,375
29,220,595
11. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2026 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	8,958,491	$25.41	6.5	$479,984
Granted	826,063	$100.67
Exercised	(419,111)	$24.17
Canceled and forfeited	(26,053)	$46.18
Outstanding as of March 31, 2026	9,339,390	$32.07	6.6	$570,172
Vested and exercisable as of March 31, 2026	5,960,516	$19.43	5.5	$434,830
The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2026 and 2025 was $58.76 and $31.97 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $27.8 million and $20.0 million, respectively. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. As of March 31, 2026, the total unrecognized stock-based compensation related to unvested stock option awards granted was $108.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.
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
The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	5.50-6.08	6.08
Expected volatility	53.29%-67.69%	70.70%-71.31%
Risk-free interest rate	3.68%-4.13%	4.05%-4.65%
Expected dividend yield	—	—
Restricted Stock Units
The following table summarizes the activity under the Company’s restricted stock units for the three months ended March 31, 2026:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2025	1,415,919	$39.08
Granted	884,742	$100.64
Vested	(454,173)	$33.53
Cancelled/Forfeited	(14,076)	$53.74
Unvested and outstanding as of March 31, 2026	1,832,412	$70.07
The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.
As of March 31, 2026, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $113.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
Performance Stock Units
The fair value of performance stock units (“PSUs”) granted to employees is equal to the closing market price of the Company’s common stock on the grant date. PSUs are subject to vest only if certain specified sales-based criteria are achieved and the employees’ continued service with the Company. As of March 31, 2026, certain specified sales-based criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. PSUs generally vest over a three-year service period. The number of shares earned is adjusted based on the specified sales-based criteria achievement.
The following table summarizes the activity under the Company’s performance stock units for the three months ended March 31, 2026:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2025	353,743	$34.91
Granted	388,034	$73.31
Vested	(254,279)	$25.75
Cancelled/Forfeited	—	$—
Unvested and outstanding as of March 31, 2026	487,498	$70.25
As of March 31, 2026, the total unrecognized stock-based compensation related to performance stock units granted was $7.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.3 years. The unrecognized stock-based compensation related to performance stock units granted during the three months ended March 31, 2026 excludes compensation related to awards for which the specified sales-based criteria was not deemed probable of achievement as of March 31, 2026.
Compensation Expense
Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$32,937	$10,243
Research and development	24,189	5,229
Cost of sales	348	331
Total	$57,474	$15,803
Stock-based compensation for the three months ended March 31, 2026 includes $19.3 million and $15.4 million in selling, general and administrative and research and development, respectively, related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition (refer to Note 6). This amount was recognized as stock-based compensation expense of the post-combination entity immediately after closing of the Bluejay Acquisition, as the related consideration paid and payable is not subject to any future service period.
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

The Company’s CODM is regularly provided with entity-wide expense categories similar to those found in the consolidated statements of operations, as well as the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Product sales, net	$159,882	$111,585
Less:
Cost of sales (excluding intangible amortization)	22,120	17,124
General and administrative expenses (excluding stock-based compensation)	19,175	11,681
Commercialization and Medical Affairs expenses (excluding stock-based compensation)	44,218	35,782
Research and development expenses (excluding stock-based compensation)	73,721	35,815
Acquired IPR&D	726,302	5,000
Stock-based compensation	57,126	15,472
Intangible amortization	6,685	5,894
Loss from operations	$(789,465)	$(15,183)
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
On December 19, 2025, the Company, along with Satiogen Pharmaceuticals, Inc. and Shire Human Genetic Therapies, Inc. as co-plaintiffs, filed four complaints against Sandoz Inc. (“Sandoz”); Annora Pharma Private Limited, Hetero Labs Limited, and Hetero USA Inc. (together, “Hetero”); Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited (together, “Biophore”); and Zydus Lifesciences Global FZE, Zydus Lifesciences Limited, and Zydus Pharmaceuticals (USA) Inc. (together, “Zydus”) (all collectively, “Defendants”) in the U.S. District Court for the District of Delaware (the “LIVMARLI Patent Litigations”), alleging infringement of certain Orange Book listed patents covering LIVMARLI (the “LIVMARLI Patents”). The LIVMARLI Patent Litigations were initiated following the submission by Defendants, in accordance with the procedures set out in the Hatch-Waxman Act, of ANDAs directed to generic versions of LIVMARLI. Defendants’ ANDAs seek approval to market generic versions of LIVMARLI prior to the expiration of the LIVMARLI Patents and allege that the LIVMARLI Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Defendants’ ANDAs be no earlier than the expiration of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. The Defendants are subject to a 30-month stay of final regulatory approval through March 29, 2029, preventing them from marketing generic versions of LIVMARLI during that time. On February 20, 2026, Sandoz asserted counterclaims against the Company and its co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. On March 30, 2026, Biophore asserted counterclaims against the Company and its co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. The Company and its co-plaintiffs have denied all asserted declaratory judgment claims. On April 16, 2026, the Court ordered that the four pending cases against Sandoz, Hetero, Biophore and

Zydus be consolidated for pretrial purposes. Trial in the LIVMARLI Patent Litigations has not yet been scheduled. The Company cannot make any predictions about the final outcome of these matters or the timing thereof.
14. Subsequent Event
In April 2026, the Company entered into an agreement with Incyte Corporation (“Incyte”) whereby the Company obtained the right to commercialize zilurgisertib upon FDA approval. Zilurgisertib is an oral small molecule ALK2 inhibitor in development for the treatment of fibrodysplasia ossificans progressiva. The Company made an upfront payment of $16.0 million in April 2026. In addition, the Company is obligated to pay royalties in the mid-to-high single digit percentage range and additional regulatory milestones of up to $48.0 million and commercial milestones of up to $15.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Mirum,” “we,” “us” and “our” refer to Mirum Pharmaceuticals, Inc. and its consolidated subsidiaries.
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
We market and commercialize Ctexli and Cholbam (also known as Kolbam) (and together with chenodiol, the “Bile Acid Medicines”) in the U.S. directly and indirectly in certain foreign markets. The U.S. Food and Drug Administration (the “FDA”) approved Cholbam in March 2015, as the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders, including peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”). Ctexli received FDA approval for the treatment of adults with cerebrotendinous xanthomatosis (“CTX”) in February 2025.
We are advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”), and in October 2024, we announced that the FDA granted Breakthrough Therapy designation for volixibat as a potential treatment for cholestatic pruritus in patients with PBC. We announced topline results for the VISTAS Phase 2b clinical trial in PSC in May 2026. Based on these topline results, we expect to submit a New Drug Application (“NDA”) to the FDA for volixibat for the treatment cholestatic pruritus in PSC in the second half of 2026, with both potential approval and subsequent launch of volixibat for the treatment of cholestatic pruritus in PSC, if approved, to occur in the first half of 2027. We reported interim data from our VANTAGE Phase 2b clinical trial in PBC in June 2024 and expect the clinical trial to complete enrollment in the second half of 2026 with topline data expected in the first quarter of 2027.

In addition, we are developing Livmarli for certain rare cholestatic conditions through the Phase 3 EXPAND study, which we initiated in the fourth quarter of 2024. We completed enrollment of the EXPAND study in the first half of 2026 with topline data expected in the fourth quarter of 2026.
In October 2024, we completed a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC granting us the worldwide right to develop and commercialize MRM-3379, an allosteric inhibitor of Phosphodiesterase 4D (“PDE4D”). We are currently enrolling patients in the BLOOM Phase 2 clinical study of MRM-3379 in Fragile-X Syndrome (“FXS”) and expect topline data in 2027.
On January 23, 2026, we completed the acquisition (the “Bluejay Acquisition”) of Bluejay Therapeutics, Inc. (“Bluejay”) and its lead product candidate brelovitug (BJT-778). We are advancing brelovitug for the treatment of chronic hepatitis D virus (“HDV”) infection. Brelovitug is a fully human IgG1 monoclonal antibody that binds the hepatitis B surface antigen, thereby clearing virions and subviral particles and preventing HDV infection and replication. Brelovitug has been granted FDA Breakthrough Therapy designation, EMA Priority Medicines (“PRIME”) scheme designation and European Commission orphan medicinal product designation. Brelovitug is currently being evaluated in the global AZURE clinical program with topline results from the AZURE-1 and AZURE-4 registration-enabling clinical trials expected in the second half of 2026 and top-line results from the AZURE-2 and AZURE-3 registration-enabling clinical trials expected by the first half of 2028. We believe that the results from the AZURE-1 and AZURE-4 trials may support a potential biologics license application (“BLA”) submission to the FDA for brelovitug in HDV in the first half of 2027 followed by a potential approval and subsequent commercial launch, if approved, in the second half of 2027 in the U.S.
In April 2026, we entered into an agreement with Incyte Corporation (“Incyte”) whereby we obtained the right to commercialize zilurgisertib upon FDA approval. Zilurgisertib is an oral small molecule ALK2 inhibitor in development for the treatment of fibrodysplasia ossificans progressiva. The FDA has accepted for review Incyte’s NDA with a PDUFA date of September 26, 2026.
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
Financial Overview
Our net loss was $790.2 million and $14.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.5 billion, compared to $667.5 million as of December 31, 2025. As of March 31, 2026, we had unrestricted cash, cash equivalents and investments of $420.6 million, compared to unrestricted cash, cash equivalents and investments of $391.4 million as of December 31, 2025.
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
For the three months ended March 31, 2026, we recorded a one-time stock-based compensation expense within research and development expense of $15.4 million related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition.
We expect our research and development expense will increase significantly in the future, excluding the one-time stock-based compensation expense in connection with the Bluejay Acquisition discussed above, as we develop brelovitug and continue to develop our volixibat and MRM-3379 product candidates and execute the EXPAND label expansion study for Livmarli.
Acquired in-process research and development
Acquired in-process research and development expenses are recorded when incurred and reflect costs of externally-developed in-process research and development (“IPR&D”) projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and pre-commercialization milestone payments related to various in-licensing arrangements and the costs of rights to IPR&D projects.
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
For the three months ended March 31, 2026, we recorded a one-time stock-based compensation expense within selling, general and administrative expense of $19.3 million related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition.
We anticipate that our selling, general and administrative expenses will increase in the future, excluding the one-time stock-based compensation expense in connection with the Bluejay Acquisition discussed above, to support our continued commercialization efforts of our current approved medicines in the U.S. and internationally as well as increased costs of operating as a global commercial stage biopharmaceutical public company. Additionally, if we receive approval for any of our future product candidates, we will incur increased selling, general and administrative expenses to support those commercialization activities. These increases will likely include increased costs related to hiring of additional personnel and fees to outside consultants to support further marketing, legal, tax, planning and accounting activities.
Interest Income
Interest income consists of interest earned on our cash equivalents and investments.
Interest Expense
We incur interest expense on our convertible notes. Interest on our convertible notes consists of a 4.00% per annum fixed rate of interest and amortization of debt discount and amortization costs.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported, including the amount of assets, liabilities, expenses and the disclosure of contingent assets and liabilities. Note 2 of the “Notes to Consolidated Financial Statements” in our audited consolidated financial statements included in our Annual Report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience, known trends and events, and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no significant changes during the three months ended March 31, 2026, except as described below, in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Acquisitions, including Intangible Assets and Contingent Consideration
Acquisitions of businesses are accounted for using the acquisition method of accounting. We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and acquired IPR&D assets, particularly in the forecasts of future operating results that are used in the discounted cash flow valuation models. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill.
Intangible assets are measured at their fair values as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to our future cash flows. Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis. We test our finite lived intangible assets for impairment annually or if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If it is determined that the asset is impaired, the carrying value is written down to its estimated fair value, with the related impairment charge recognized in the consolidated statements of operations in the period in which the impairment occurs.
In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. Contingent consideration resulting from a business combination is recorded at its fair value on the acquisition date. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair value are recorded in the statement of operations until such time that the payment is made.
If it is determined that the net assets acquired do not meet the definition of a business combination under the acquisition method of accounting or if substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets, the transaction is accounted for as an asset acquisition using the cost accumulation method. In an asset acquisition, no goodwill is recognized and contingent consideration generally is not recognized at the acquisition date. Upfront payments allocated to IPR&D projects at the acquisition date and subsequent pre-commercialization milestone payments are expensed as incurred in the statement of operations unless there is an alternative future use.
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025
Revenue:
Product sales, net	$159,882	$111,585	$48,297
Operating expenses:
Cost of sales	28,805	23,018	5,787
Research and development	97,910	41,044	56,866
Acquired in-process research and development	726,302	5,000	721,302
Selling, general and administrative	96,330	57,706	38,624
Total operating expenses	949,347	126,768	822,579
Loss from operations	(789,465)	(15,183)	(774,282)
Other income (expense):
Interest income	3,401	3,023	378
Interest expense	(3,616)	(3,596)	(20)
Other income, net	—	2,108	(2,108)
Net loss before provision for income taxes	(789,680)	(13,648)	(776,032)
Provision for income taxes	475	1,029	(554)
Net loss	$(790,155)	$(14,677)	$(775,478)
Product Sales, Net
Product sales, net was $159.9 million for the three months ended March 31, 2026, compared to $111.6 million for the three months ended March 31, 2025. The increase in product sales, net was a result of our continued commercialization of Livmarli in the U.S. for the treatment of ALGS and PFIC, and in certain international markets directly or through distributor and licensed partner orders and from our sales of the Bile Acid Medicines.
The following table disaggregates total Product sales, net (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Product sales, net:
Livmarli	$113,804	$73,224	$40,580
Bile Acid Medicines	46,078	38,361	7,717
Total product sales, net	$159,882	$111,585	$48,297
Cost of Sales
For the three months ended March 31, 2026, cost of sales was $28.8 million, compared to $23.0 million for the three months ended March 31, 2025. The increase in cost of sales was primarily a result of increases in royalty expenses of $5.1 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements and $1.8 million of general supply chain support costs. These increases were partially offset by a $2.3 million decrease primarily associated with excess purchase commitments for APIs associated with Ctexli, which were recorded during the three months ended March 31, 2025.

Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2026	2025
Product-specific costs:
Livmarli	$3,651	$5,242	$(1,591)
Volixibat	17,719	12,106	5,613
MRM-3379	4,913	733	4,180
Brelovitug	20,791	—	20,791
Non product-specific costs:
Stock-based compensation	24,189	5,229	18,960
Personnel	18,084	11,385	6,699
Other	8,563	6,349	2,214
Total research and development expenses	$97,910	$41,044	$56,866
Research and development expenses were $97.9 million for the three months ended March 31, 2026, an increase of $56.9 million compared to the three months ended March 31, 2025. The increase was primarily due to:
•for volixibat programs, an increase of $5.6 million, primarily due to increased expenses associated with conduct of the PSC and PBC trials;
•for MRM-3379, an increase of $4.2 million, primarily due to our Phase 2 study in FXS and non clinical studies;
•for brelovitug, which we acquired during the three months ended March 31, 2026, an increase of $20.8 million primarily related to expenses associated with expenses for clinical manufacturing and BLA enabling activities and expenses associated with conduct of the AZURE clinical trials; and
•for personnel related and stock-based compensation expenses, an aggregate increase of $25.7 million, of which $15.4 million is due to a one-time expense relating to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition and $10.3 million due to increased employee headcount and equity award grants to support our development pipeline; partially offset by
•for Livmarli, a decrease of $1.6 million, primarily due to lower costs from the PFIC rollover study and other clinical costs partially offset by increased expenses associated with the Livmarli Phase 3 EXPAND label expansion study.
Acquired in-process research and development
During the three months ended March 31, 2026, we recorded a $726.3 million charge, representing an acquired IPR&D asset with no alternative future use related to the Bluejay Acquisition. In comparison, acquired IPR&D for the three months ended March 31, 2025 includes a development milestone payment associated with our EXPAND study achieved in the three months ended March 31, 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $96.3 million for the three months ended March 31, 2026, an increase of $38.6 million compared to the three months ended March 31, 2025. The increase was primarily due to a $19.3 million one-time expense relating to consideration paid to employees of Bluejay for unvested equity awards recognized as post-combination stock-based compensation expense, increases of $8.5 million in personnel and other compensation related expenses, including an increase of $3.4 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $5.1 million sales, marketing and advertising expenses, and $4.5 million of legal, accounting and other outside services.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and cash from our product sales and license and collaboration revenue. We had $420.6 million of unrestricted cash, cash equivalents and investments as of March 31, 2026, compared to unrestricted cash, cash equivalents and investments of $391.4 million as of December 31, 2025. We have incurred significant operating losses since our inception. As of March 31, 2026, we had an accumulated deficit of $1.5 billion, compared to $667.5 million as of December 31, 2025.
In January 2026, immediately following the consummation of the Bluejay Acquisition, we completed the private placement of 3,385,149 shares of our common stock at a price per share of $68.48 and Pre-Funded Warrants to purchase 536,412 Warrant Shares at a price per share of $68.4799 per Pre-Funded Warrant, which equals the purchase price per share of our common stock sold in the first private placement, less $0.0001, the exercise price of each Pre-Funded Warrant, resulting in aggregate net proceeds of approximately $259.9 million after deducting offering expenses payable by us.
In August 2025, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “2025 Shelf Registration”), which became effective upon filing, pursuant to which we may register for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of March 31, 2026, we have not issued any securities pursuant to the 2025 Shelf Registration.
In November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in an “at-the-market” offering. We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. As of March 31, 2026, we have not issued any securities pursuant to the 2023 Sales Agreement.
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
Our primary use of cash is to fund operating expenses. Our cash flow from operating activities may experience material fluctuations due to a number of factors, including the timing of inventory builds, accounts receivable collections, receipt and payment of invoices, development or commercial milestone payments as well as the magnitude and timing of cash receipts from our product revenues associated with periodic orders from Takeda and our distributors.
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
During the first quarter of 2026, the last reported sale price of our common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended March 31, 2026. As a result, the Notes are convertible at the option of the holders of the Notes during the second quarter of 2026, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the Notes. If holders of the Notes elect to convert their Notes, we may elect to settle such conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock. During the three months ended March 31, 2026 and through the date of this filing, the amount of the principal balance of the Notes that has been converted was not material.
In addition, as of March 31, 2026, our material cash requirements for the operations of our business consisted primarily of the current and long-term liabilities noted on our unaudited condensed consolidated balance sheets as well as other commitments, including payments related to our license and acquisition agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 6 to our unaudited condensed consolidated financial statements.
In January 2026, we completed the acquisition of Bluejay. In addition to the consideration paid at closing, we are obligated to pay up to an aggregate of $25.8 million in cash and 522,375 shares of Company common stock, subject to deduction for taxes and certain holdbacks, and up to an aggregate of $200.0 million upon achievement of certain commercial milestones.
In April 2026, we entered into an agreement with Incyte whereby we obtained the right to commercialize zilurgisertib upon FDA approval. Zilurgisertib is an oral small molecule ALK2 inhibitor in development for the treatment of fibrodysplasia ossificans progressiva. We paid an upfront payment of $16.0 million. In addition, the Company is obligated to pay royalties in the mid-to-high single digit percentage range and additional regulatory milestones of up to $48.0 million and commercial milestones of up to $15.0 million.
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

Cash Flows
The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(228,763)	$(1,961)
Net cash used in investing activities	(11,569)	(16,134)
Net cash provided by financing activities	270,079	6,359
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,272)	1,055
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,475	$(10,681)
Net Cash Used in Operating Activities
Net cash used in operating activities was $228.8 million for the three months ended March 31, 2026, reflecting our net loss of $790.2 million partially offset by adjustments of $459.2 million. Adjustments consisted primarily of the fair value of common stock issued as consideration in an asset acquisition, stock-based compensation, depreciation and amortization of our intangible assets and fixed assets. Additionally, cash used in operating activities reflected a cash inflow for changes in net operating assets and liabilities of $102.2 million, primarily related to an increase in holdback liabilities payable in connection with our acquisition of Bluejay, an increase in accounts payable, accrued clinical trial and contract manufacturing costs with the addition of brelovitug to our development pipeline and an increase of sales deductions due to the growth from our product sales. This net inflow from change in operating liabilities was partially offset by an increase in accounts receivable related to the growth in our product sales and an increase in prepaid and other current assets related to assets acquired in the Bluejay acquisition.
Net cash used in operating activities was $2.0 million for the three months ended March 31, 2025, reflecting our net loss of $14.7 million partially offset by adjustments of $24.0 million. Adjustments consisted primarily of stock-based compensation, depreciation and amortization of our intangible assets and fixed assets, and charges associated with excess and obsolete inventory and firm commitment losses. Additionally, cash used in operating activities reflected changes in net operating assets of $11.3 million, primarily related to the increase in accounts payable, accrued expenses and other liabilities resulting primarily from an increase in accrued sales deductions and royalties due to the growth from our product sales in the three months ended March 31, 2025, and an increase in accrued expenses related to clinical studies and contract manufacturing activities driven by our growth, offset by payments made for the purchase of inventory.
Net Cash Used in Investing Activities
Net cash used in investing activities was $11.6 million for the three months ended March 31, 2026, primarily due to purchases of investments and the payment of a commercial milestone achieved in 2025, partially offset by proceeds from maturities of investments.
Net cash used in investing activities for the three months ended March 31, 2025 was $16.1 million primarily due to purchases of investments, offset by proceeds from maturities of investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $270.1 million for the three months ended March 31, 2026, due to proceeds from issuance of common stock and pre-funded warrants in a private placement and proceeds from employee equity award exercises.
Net cash provided by financing activities was $6.4 million for the three months ended March 31, 2025, due to proceeds from employee equity award exercises.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments as of March 31, 2026 consist of readily available checking and money market funds and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the strategies we employ (including the short-term nature of the instruments in our portfolio and the low risk profile of our investments), as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. For example, a hypothetical change in interest rates of 10% would not have a material impact on the fair market value of our cash equivalents and investments as of March 31, 2026. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.
We have outstanding $316.2 million aggregate principal of the Notes as of March 31, 2026. The interest rates on these Notes are fixed and therefore they do not expose us to risk related to changing interest rates. As of March 31, 2026, the approximate fair value of our Notes was $946.3 million.
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
Based on our overall foreign currency denominated exposures as of March 31, 2026, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $3.8 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in the USD exchange rate.
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
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 19, 2025, we, along with Satiogen Pharmaceuticals, Inc. and Shire Human Genetic Therapies, Inc. as co-plaintiffs, filed four complaints against Sandoz Inc. (“Sandoz”); Annora Pharma Private Limited, Hetero Labs Limited, and Hetero USA Inc. (together, “Hetero”); Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited (together, “Biophore”); and Zydus Lifesciences Global FZE, Zydus Lifesciences Limited, and Zydus Pharmaceuticals (USA) Inc. (together, “Zydus”) (all collectively, “Defendants”) in the U.S. District Court for the District of Delaware (the “LIVMARLI Patent Litigations”), alleging infringement of certain Orange Book listed patents covering LIVMARLI (the “LIVMARLI Patents”). The LIVMARLI Patent Litigations were initiated following the submission by Defendants, in accordance with the procedures set out in the Hatch-Waxman Act, of ANDAs directed to generic versions of LIVMARLI. Defendants’ ANDAs seek approval to market generic versions of LIVMARLI prior to the expiration of the LIVMARLI Patents and allege that the LIVMARLI Patents are invalid, unenforceable, and/or not infringed. We are seeking, among other relief, an order that the effective date of any FDA approval of Defendants’ ANDAs be no earlier than the expiration of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. The Defendants are subject to a 30-month stay of final regulatory approval through March 29, 2029, preventing them from marketing generic versions of LIVMARLI during that time. On February 20, 2026, Sandoz asserted counterclaims against us and our co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. On March 30, 2026, Biophore asserted counterclaims against us and our co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. We and our co-plaintiffs have denied all asserted declaratory judgment claims. On April 16, 2026, the Court ordered that the four pending cases against Sandoz, Hetero, Biophore and Zydus be consolidated for pretrial purposes. Trial in the LIVMARLI Patent Litigations has not yet been scheduled. We cannot make any predictions about the final outcome of these matters or the timing thereof.
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
A trend in the healthcare industry is cost containment. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs by, among other methods, limiting or preventing (for example via prior authorization, prior therapy or step edit requirements) coverage for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and/or challenging the value of list prices charged for medical products. Similarly, the containment of healthcare costs has become a priority for federal, national, and state governments around the world. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.
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
In clinical trials of volixibat, the most common AEs reported in the volixibat treatment group were mild to moderate gastrointestinal (“GI”) events (diarrhea, abdominal pain, nausea and vomiting) and vitamin D deficiency. In the interim analysis of the PBC VANTAGE study, the incidence of diarrhea in patients on volixibat was 77% with all cases mild to moderate; one patient discontinued the study due to an AE of diarrhea. In the VISTAS study in PSC patients, diarrhea was reported in 40% of patients in the volixibat treatment group through week 28 compared to 9% on placebo. In the volixbat treatment arm, 9% of patients discontinued the study due to AEs compared to 3% on placebo. By week 28, three patients discontinued the study in the volixibat treatment arm due to diarrhea and one patient discontinued the study due to alanine aminotransferase (“ALT”) increases. Patients in the volixibat treatment group experienced more frequent elevations in liver laboratory values of ALT, aspartate aminotransferase (“AST”), alkaline phosphatase (“ALP”), and bilirubin and more AEs related to liver laboratory values such as increased ALT levels, increased blood bilirubin levels and jaundice compared to patients in the placebo group.
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
Prior to obtaining approval to commercialize a product candidate in the U.S. or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, European Commission or comparable foreign regulatory authorities. For example, we recently announced positive results from our Phase 2b VISTAS clinical trial of volixibat in PSC. We plan to submit these data to the FDA and other regulatory authorities for approval of volixibat for the treatment of pruritus due to PSC, but regulatory authorities may not agree with our interpretation of the safety or efficacy data from the study and may not grant approval. In addition, while the NDA for zilurgisertib is supported by secondary endpoints, the pivotal study did not reach statistical significance on the primary endpoint. The FDA may determine that the clinical data for zilurgisertib is not sufficient to approve the NDA for the program. The FDA, EMA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. If we were required to conduct such additional preclinical studies or clinical trials, the FDA, EMA or comparable foreign regulatory authorities may not agree with our interpretation of the results and we may not receive approval for our product candidates or additional indications, or marketing of our approved medicines may be subject to additional requirements.
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
The Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act (the “Hatch-Waxman Act”), permits the FDA to approve ANDAs for generic versions of branded drugs. We refer to this process as the ANDA process. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient as a branded drug, but does not generally require the conduct and submission of clinical efficacy studies for the generic product. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product is bioequivalent to the branded product.
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
On December 19, 2025, we, along with Satiogen Pharmaceuticals, Inc. and Shire Human Genetic Therapies, Inc. as co-plaintiffs, filed four complaints against Sandoz Inc. (“Sandoz”); Annora Pharma Private Limited, Hetero Labs Limited, and Hetero USA Inc. (together, “Hetero”); Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited (together, “Biophore”); and Zydus Lifesciences Global FZE, Zydus Lifesciences Limited, and Zydus

Pharmaceuticals (USA) Inc. (together, “Zydus”) (all collectively, “Defendants”) in the U.S. District Court for the District of Delaware (the “LIVMARLI Patent Litigations”), alleging infringement of certain Orange Book listed patents covering LIVMARLI (the “LIVMARLI Patents”). The LIVMARLI Patent Litigations were initiated, in accordance with the procedures set out in the Hatch-Waxman Act, following the submission by Defendants of ANDAs directed to generic versions of LIVMARLI. Defendants’ ANDAs seek approval to market generic versions of LIVMARLI prior to the expiration of one or more of the LIVMARLI Patents and allege that one or more of the LIVMARLI Patents are invalid, unenforceable, and/or not infringed. We are seeking, among other relief, an order that the effective date of any FDA approval of Defendants’ ANDAs be no earlier than the expiration of the asserted patents, and such further and other relief as the court may deem appropriate. Based on our initiating the litigation, a 30-month stay is in place through March 29, 2029, preventing Defendants from marketing generic versions of LIVMARLI® during that time, subject to the exceptions noted above. On February 20, 2026, Sandoz asserted counterclaims against us and our co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. On March 30, 2026, Biophore asserted counterclaims against us and our co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. We and our co-plaintiffs have denied all asserted declaratory judgment claims. On April 16, 2026, the Court ordered that the four pending cases against Sandoz, Hetero, Biophore and Zydus be consolidated for pretrial purposes. Trial in the LIVMARLI Patent Litigations has not yet been scheduled. We cannot make any predictions about the final outcome of these matters or the timing thereof.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred substantial net losses since our inception in May 2018. For the three months ended March 31, 2026 and 2025, we reported a net loss of $790.2 million and $14.7 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1.5 billion.
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
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (sometimes referred to as “TrumpRx”), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the

Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the Inflation Reduction Act (“IRA”). Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. It is unclear how any such additional health care reform measures will impact our business.
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
On December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. The Pharma Package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of eleven years; reshape the incentives regime for orphan medicinal products, by introducing “breakthrough” orphan medicinal products (those addressing diseases with no available medicinal treatment) which will benefit from 11 years of market exclusivity; and expand the “Bolar” exemption to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.
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
We are aware of two other companies pursuing clinical development and commercialization of therapies that reduce sBA levels via the IBAT pathway. Ipsen has an IBATis in clinical development for cholestatic liver disease and Alfasigma has acquired the worldwide exclusive rights to develop, manufacture, and commercialize linerixibat, an IBATi previously developed by GSK.
We are aware Ipsen has received approval for odevixibat (Bylvay) for the treatment of pruritus in patients with PFIC and cholestatic pruritus in patients with ALGS in the U.S., and for the treatment of PFIC in the EU and for odevixibat (Kayfanda) for the treatment of cholestatic pruritus in ALGS. In the EU, Bylvay and Kayfanda are authorized under exceptional circumstances. Ipsen has opened enrollment in their ALGS open-label extension study to infants 11 months or younger and is also conducting a study of odevixibat in biliary atresia and plans to pursue other cholestatic liver diseases. We are aware Alfasigma has received FDA approval for linerixibat (Lynavoy) for the treatment of pruritus in PBC and that marketing applications have been submitted to the EU and other health authorities with potential approvals expected in 2026.
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
Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our approved medicines, including Ctexli and Cholbam, are or may be subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity although Ctexli does have orphan designation for the CTX indication. Further, as described in more detail in this Part II, Item 1A and Part II, Item 1 appearing elsewhere in this Quarterly Report on Form 10-Q, we have initiated litigation against certain parties alleging infringement of certain “Orange Book” listed patents covering LIVMARLI in accordance with the procedures set out in the Hatch-Waxman Act following the submission by such parties of ANDAs directed to generic versions of LIVMARLI. We cannot make any predictions about the final outcome of these matters or the timing thereof.
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
We believe that there are significant benefits that may be realized from the Bluejay Acquisition or any other product or product candidate acquisition. For example, the full benefits of the Bluejay Acquisition, including the anticipated financial contribution of newly acquired assets or businesses, may not be realized as expected, may be diminished due to competition or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of either the Bluejay Acquisition or any other product or product candidate acquisition, could adversely affect our results of operations or cash flows, divert needed resources away from our current approved medicines and product candidates, decrease or delay any accretive effect of an acquisition and negatively impact the price of our common stock.
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
As of March 31, 2026, we had 418 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state and local laws that require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; and state and foreign laws, such as the EU’s and the United Kingdom’s General Data Protection Regulations (respectively, the “EU GDPR” and “UK GDPR”, together, the “GDPR”) governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. Additionally, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) and Telephone Consumer Protection Act (“TCPA”) impose specific requirements on communications with customers. In particular, the TCPA imposes various consumer consent requirements and other restrictions relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.
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
Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Document Act (“PIPEDA”) and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, and violators of these laws may face significant penalties.
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
In the ordinary course of business, we transfer personal data from Europe (including from our European subsidiaries) and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and/or cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including limitations of our ability to conduct clinical trial activities in Europe and/or elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer personal data and work with partners, vendors and other third parties, and/or injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the U.S. was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the U.S. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants and activist groups.
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals or entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in certain transactions or agreements with certain third parties in the future.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Additionally, some of our customer contracts require us to host personal data locally. We publish privacy policies, marketing materials and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning artificial intelligence, data privacy and security. Regulators in the U.S. may scrutinize these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to adverse consequences.
Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
Although we endeavor to comply with our data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.
If we or the third parties with whom we work fail, or are perceived to have failed, to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, we could face adverse consequences, including regulatory fines and bans on processing personal data, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class action claims), mass arbitration demands, and other liabilities, orders to destroy or not use personal data, imprisonment of company officials, additional reporting requirements and/or oversight, interruptions or stoppages in our business operations (including, as relevant, clinical trials), and damage to our reputation. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and growth prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our approved medicines; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold $316.3 million aggregate principal amount of the Notes. In August 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock. In November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million. In January and February 2026, we issued 4,517,062 shares of our common stock in connection with the closing of the Bluejay Acquisition, and may issue up to 522,375 shares of our common stock in the future subject to certain conditions. Further, immediately following the closing of the Bluejay Acquisition, we issued and sold in two private placement offerings an aggregate of (i) 3,385,149 shares of our commons stock and (ii) pre-funded warrants to purchase 536,412 shares of our common stock, for aggregate gross proceeds of approximately $268.5 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as such. For example, pursuant to the terms of the Notes and the related indenture (the “Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee, our Notes are subject to conversion at the election of the holders for the quarterly period ending June 30, 2026, and if such an election is made and we elect to settle such conversion obligation under the Notes in shares of our common stock or a combination of cash and shares of our common stock as we have done in the past, the issuance of such common stock would dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
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
As of March 31, 2026, we had $316.2 million aggregate principal amount of indebtedness under the Notes.
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
The conditional conversion feature of the Notes entitles holders of the Notes to convert the Notes at any time during specified periods at their option if such conditions are met. For example, the conditional conversion feature of the Notes has been met previously, including in March 2026. Consequently, for prior quarterly periods, the Notes were, and for the quarterly period ending June 30, 2026, the Notes are, subject to conversion at the election of the holders. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
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
Also, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Summary of Significant Accounting Policies. During the three months ended March 31, 2026, the conditional conversion feature of the Notes was triggered and the Notes are convertible, in whole or in part, at the option of the holders between April 1, 2026 through June 30, 2026. We use the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2026 to May 5, 2026 has ranged from a low of $75.56 to a high of $108.62. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC in September 2025. For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of March 31, 2026. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. In January and February 2026, we issued 4,517,062 shares of our common stock in connection with the closing of the Bluejay Acquisition, and may issue up to 522,375 shares of our common stock in the future subject to certain conditions. Also, immediately following the closing of the Bluejay Acquisition, we issued and sold in two private placement offerings an aggregate of (i) 3,385,149 shares of our common stock and (ii) pre-funded warrants to purchase 536,412 shares of our common stock, for aggregate gross proceeds of approximately $268.5 million. We registered for resale all the shares of our common stock (or, in the case of the pre-funded warrants, all of the shares of our common stock issuable upon exercise of such pre-funded warrants) that we issued in connection with the Bluejay Acquisition and the private placement offerings immediately following the closing of the Bluejay Acquisition. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
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
In the ordinary course of our business, we and the third parties with whom we work, process proprietary, confidential and sensitive information, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information).
The sensitive information processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties with whom we work, may be vulnerable to cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to a variety of threats, including but not limited to errors or malfeasance by our personnel or the personnel of the third parties, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks, credential stuffing, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware, supply-chain attacks, server malfunctions, software or hardware failure, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence (“AI”) and other similar threats. Threat actors are continuing to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more difficult for us to identify, investigate and recover from incidents. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
We work with third parties and technologies that operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee communications, and other functions. Likewise, we work with third-party research institution collaborators, CMOs, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our approved medicines and our product candidates, and similar events relating to their computer systems or data could also have a material adverse effect on our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties' infrastructure in our supply chain or the supply chains of the third parties with whom we work have not been compromised.
While we have implemented information security measures designed to protect against security incidents, there can be no assurance that these security measures will be effective. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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
We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and compliance with applicable requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If a material security incident was to occur, or we (or a third party with whom we work) are perceived to have experienced such an event, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Security incidents and attendant material consequences may negatively impact our ability to grow and operate our business. More specifically, for example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Security incidents and any unauthorized access or disclosure of our sensitive information could also compromise our intellectual property and patent portfolio, expose sensitive business information, expose the personal data of our employees, require us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources.
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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Christopher Peetz, Chief Executive Officer	Adopted	March 2, 2026	X		Up to 158,487	January 29, 2027
Eric Bjerkholt, Chief Financial Officer	Adopted	March 9, 2026	X		Up to 15,000	March 1, 2027
Jody Howe, Senior Vice President, Global Controller	Adopted	March 18, 2026	X		Up to 8,429	December 31, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description

2.1+¥
Asset Purchase Agreement, dated July 16, 2023, by and between Mirum Pharmaceuticals, Inc. and Travere Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2023).

2.2+¥
Agreement and Plan of Merger and Reorganization, dated December 6, 2025, by and among Mirum Pharmaceuticals, Inc., Bjork Merger Sub I, Inc., Bjork Merger Sub II, LLC, Bluejay Therapeutics, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2025).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019).

10.1¥
Second Amendment to Office Lease, dated January 13, 2026, by and between the Registrant and Hudson Metro Center, LLC (incorporated by reference to Exhibit 10.15B to the Registrant’s Annual report on Form 10-K, filed with the SEC on February 26, 2026).

19.1*	Mirum Pharmaceuticals, Inc. Insider Trading and Window Period Policy, as amended.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Mirum Pharmaceuticals, Inc.

Date: May 6, 2026	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: May 6, 2026	By:	/s/ Eric Bjerkholt
Eric Bjerkholt
Chief Financial Officer (Principal Financial Officer)