Form 10-Q
period 2026-06-30
Mirum Pharmaceuticals, Inc.
filed 2026-08-05
CIK 1759425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of July 31, 2026 was 64,932,203.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Mirum Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$330,728	$296,683
Short-term investments	107,563	86,644
Accounts receivable	145,360	123,330
Inventory	25,769	24,887
Prepaid expenses and other current assets	26,890	18,140
Total current assets	636,310	549,684
Restricted cash	1,734	1,482
Long-term investments	123,030	8,105
Property and equipment, net	2,251	1,862
Operating lease right-of-use assets	12,024	8,741
Intangible assets, net	247,388	260,921
Other assets	22,244	12,018
Total assets	$1,044,981	$842,813
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$23,427	$9,614
Holdback liabilities, current	24,800	—
Accrued expenses and other current liabilities	174,561	196,185
Total current liabilities	222,788	205,799
Operating lease liabilities, noncurrent	10,465	7,516
Convertible notes payable, net, noncurrent	750,079	309,797
Holdback liabilities, noncurrent	61,154	—
Other liabilities	10,917	5,011
Total liabilities	1,055,403	528,123
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 64,754,699 and 51,896,391 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	1,515,172	981,878
Accumulated deficit	(1,524,926)	(667,544)
Accumulated other comprehensive (loss) income	(674)	351
Total stockholders’ (deficit) equity	(10,422)	314,690
Total liabilities and stockholders’ (deficit) equity	$1,044,981	$842,813
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product sales, net	$176,243	$127,785	$336,125	$239,370
Operating expenses:
Cost of sales	30,348	23,421	59,153	46,439
Research and development	90,528	46,067	188,438	87,111
Acquired in-process research and development	16,435	—	742,737	5,000
Selling, general and administrative	81,469	63,286	177,799	120,992
Total operating expenses	218,780	132,774	1,168,127	259,542
Loss from operations	(42,537)	(4,989)	(832,002)	(20,172)
Other income (expense):
Interest income	3,851	3,033	7,252	6,056
Interest expense	(2,618)	(3,589)	(6,234)	(7,185)
Other (expense) income, net	(24,234)	86	(24,234)	2,194
Net loss before provision for income taxes	(65,538)	(5,459)	(855,218)	(19,107)
Provision for income taxes	1,689	402	2,164	1,431
Net loss	$(67,227)	$(5,861)	$(857,382)	$(20,538)
Net loss per share, basic and diluted	$(1.06)	$(0.12)	$(14.03)	$(0.42)
Weighted-average shares of common stock used to compute net loss per share, basic and diluted	63,374,183	49,726,823	61,125,097	49,310,255
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(67,227)	$(5,861)	$(857,382)	$(20,538)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale investments	(379)	(12)	(606)	(35)
Cumulative translation adjustments	(267)	622	(419)	760
Comprehensive loss	$(67,873)	$(5,251)	$(858,407)	$(19,813)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2025	51,896,391	$5	$981,878	$(667,544)	$351	$314,690
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs of $8,600	3,385,149	—	259,948	—	—	259,948
Issuance of common stock in connection with asset acquisition	4,404,190	1	415,270	—	—	415,271
Stock-based compensation in connection with asset acquisition	112,872	—	10,643	—	—	10,643
Issuance of common stock in connection with equity award plans	1,127,563	—	10,131	—	—	10,131
Stock-based compensation	—	—	22,345	—	—	22,345
Net loss	—	—	—	(790,155)	—	(790,155)
Other comprehensive loss	—	—	—	—	(379)	(379)
Balance as of March 31, 2026	60,926,165	$6	$1,700,215	$(1,457,699)	$(28)	$242,494
Issuance of common stock in connection with equity award plans	560,812	—	11,304	—	—	11,304
Issuance of common stock in connection with employee stock purchase plan	47,162	—	2,859	—	—	2,859
Conversion of convertible notes, net	31	—	1	—	—	1
Exchange and repurchase of convertible notes maturing in 2029	—	—	(558,901)	—	—	(558,901)
Shares issued in connection with the exchange and repurchase of convertible notes maturing in 2029	3,220,529	—	329,089	—	—	329,089
Stock-based compensation	—	—	30,605	—	—	30,605
Net loss	—	—	—	(67,227)	—	(67,227)
Other comprehensive loss	—	—	—	—	(646)	(646)
Balance as of June 30, 2026	64,754,699	$6	$1,515,172	$(1,524,926)	$(674)	$(10,422)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	48,338,096	$5	$870,189	$(644,181)	$(373)	$225,640
Issuance of common stock in connection with equity award plans	1,112,939	—	6,359	—	—	6,359
Conversion of convertible notes, net	188	—	6	—	—	6
Stock-based compensation	—	—	15,813	—	—	15,813
Net loss	—	—	—	(14,677)	—	(14,677)
Other comprehensive income	—	—	—	—	115	115
Balance as of March 31, 2025	49,451,223	$5	$892,367	$(658,858)	$(258)	$233,256
Issuance of common stock in connection with equity award plans	547,323	—	6,575	—	—	6,575
Issuance of common stock in connection with employee stock purchase plan	59,752	—	2,113	—	—	2,113
Conversion of convertible notes, net	94	—	3	—	—	3
Stock-based compensation	—	—	18,462	—	—	18,462
Net loss	—	—	—	(5,861)	—	(5,861)
Other comprehensive income	—	—	—	—	610	610
Balance as of June 30, 2025	50,058,392	$5	$919,520	$(664,719)	$352	$255,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(857,382)	$(20,538)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Stock-based compensation	66,775	34,271
Depreciation and amortization	13,810	12,108
Amortization of debt discount and offering costs	1,112	860
Unrealized foreign exchange loss (gain)	1,994	(1,270)
Non-cash lease expense	1,145	826
Inventory reserves and firm commitment losses	—	2,349
Fair value of common stock issued in connection with asset acquisition	415,271	—
Debt conversion inducement expense	11,678	—
Change in fair value of holdback liabilities	11,160	—
Other	(577)	(674)
Change in operating assets and liabilities:
Accounts receivable	(26,630)	(25,901)
Prepaid and other current assets	(7,714)	(7,114)
Inventory	(1,525)	(5,007)
Other assets	(10,631)	(1,342)
Accounts payable, accrued expenses and other liabilities	38,183	22,314
Holdback liabilities	71,529	—
Operating lease liabilities	(1,213)	(803)
Net cash (used in) provided by operating activities	(273,015)	10,079
Investing activities
Purchase of investments	(195,612)	(65,063)
Proceeds from maturities of investments	59,739	42,497
Purchase of property and equipment	(687)	(167)
Payments made for additions to intangible assets	(35,000)	—
Net cash used in investing activities	(171,560)	(22,733)
Financing activities
Proceeds from issuance of convertible notes, net of issuance costs of $17,565	672,435	—
Exchange and repurchase of 2029 convertible notes	(474,365)	—
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of issuance costs of $8,600	259,948	—
Proceeds from issuance of common stock pursuant to equity plans	23,499	15,047
Net cash provided by financing activities	481,517	15,047
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,645)	3,281
Net increase in cash, cash equivalents and restricted cash	34,297	5,674
Cash, cash equivalents and restricted cash at beginning of period	298,165	222,928
Cash, cash equivalents and restricted cash at end of period	$332,462	$228,602
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Operating cash flows paid for operating lease	$1,683	$1,147
Cash paid for interest	$6,703	$6,325
Cash paid for income taxes	$1,127	$1,647
Net operating liabilities, excluding cash acquired, assumed in connection with asset acquisition	$9,561	$—
Non-cash operating, investing and financing activities:
Reduction in additional paid-in capital related to the exchange and repurchase of notes maturing in 2029	$558,901	$—
Shares issued in connection with the exchange and repurchase of convertible notes maturing in 2029	$329,089	$—
Right-of-use assets obtained in exchange for lease liabilities	$4,472	$1,673
Decrease in ROU assets and lease liabilities due to lease modification	$—	$649
Stock option exercise proceeds receivable	$795	$—
Accrued deferred debt offering costs	$389	$—
Stock-based compensation capitalized to inventory	$403	$302
Conversion of convertible notes, net into shares of common stock	$1	$9
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
Livmarli is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”), the European Union (“EU”) and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the U.S. and certain other countries and for the treatment of PFIC in the EU.
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
The Company’s development pipeline consists of the clinical-stage product candidate volixibat, MRM-3379, zilurgisertib and indication expansion opportunities for Livmarli.
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
Liquidity
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of June 30, 2026, the Company had an accumulated deficit of $1.5 billion and unrestricted cash, cash equivalents and investments of $561.3 million. The Company’s 4.00% convertible senior notes due 2029 (the “2029 Notes”) are convertible at the option of the holders during the third quarter of 2026. If holders of the 2029 Notes elect to convert, the Company may elect to settle such conversions in cash, common stock or a combination of the two. The Company’s 0.00% convertible senior notes due 2032 (the “2032 Notes”) are not convertible at the option of the holders during the third quarter of 2026. The Company believes that its unrestricted cash, cash equivalents and investments of $561.3 million as of June 30, 2026, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
The Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, tariffs and trade tensions, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Reclassifications
Amounts related to pre-commercialization milestone payments in connection with in-process research and development projects acquired with no alternative future use in a transaction accounted for as an asset acquisition in the statement of operations for the six months ended June 30, 2025 have been reclassified to conform to the current presentation.
Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies during the six months ended June 30, 2026, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2026	2025
Cash and cash equivalents	$330,728	$228,122
Restricted cash	1,734	480
Total cash, cash equivalents, and restricted cash	$332,462	$228,602
Investments
The Company classifies all investments in securities as available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date, are classified as a current asset.
Investments are recorded at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized, with the exception of any declines in fair value below the cost basis that are a result of a credit loss, which, if any, are reported in other income (expense), net in the current period through an allowance for credit losses. Each reporting period, the Company evaluates whether declines in fair values of its available-for-sale securities below their cost basis are a result of credit loss or other factors and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, the creditworthiness of the security issuers, as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are also included in other income (expense), net. To date, the Company has not identified any declines in fair value of its investments related to credit loss.
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
As of June 30, 2026 and December 31, 2025, the Company did not have any customer who individually accounted for 10% or more of accounts receivable. For the three and six months ended June 30, 2026 and 2025, the Company did not have revenue attributable to any one customer in excess of 10% of sales.
Accounts Receivable
The Company has accounts receivable amounts due from product sales. The Company may also have accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of June 30, 2026. Bad debt expense was not material for the three and six months ended June 30, 2026, and no bad debt expense was recognized for the three and six months ended June 30, 2025.
Convertible Notes
The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The Company accounts for its convertible notes (refer to Note 9) as a long-term liability equal to the proceeds received from issuance, including any embedded conversion features, net of the unamortized debt discount and offering costs in the accompanying consolidated balance sheets. The debt issuance and offering costs are amortized over the contractual term of the convertible notes, using the effective interest method, as interest expense in the accompanying consolidated statements of operations.
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
The Company relies on a specialty pharmacy for all of its sales of its approved medicines in each of the U.S. and Canada. Outside of North America, the Company’s approved medicines are sold to its authorized distributors, licensed partners or directly to government purchasers or hospitals, which act as end users. For revenues from distributors and the Company’s licensed partner in Japan, Takeda, the Company records net product sales at the time control of the product is transferred, based on the estimated variable consideration. The transaction price, which may include fixed or variable consideration, may be subject to constraint and is included in the product sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. The Company recognizes its best estimate of the consideration expected to be received when control of the inventory is transferred. Such estimates may be complex and include estimates as to if and when the distributors and licensed partner’s sales in the market will occur. Estimates are reviewed and updated as additional information, including in-market sales information of the Company’s authorized distributors and licensed partners, becomes known. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The Company is entitled to payment in connection with the supply of product under standard industry payment terms. Actual consideration amounts are determined and settled generally quarterly or annually. If the consideration received or receivable exceeds the Company’s estimates of product sales, the Company recognizes a liability. If the estimated product sales exceed the payment received or receivable, the Company records a receivable or contract asset related to the amounts not yet collected, depending on the circumstances. As of June 30, 2026 and December 31, 2025, the Company did not have any contract assets and recorded a liability of $8.1 million and $3.6 million, respectively, related to consideration received in excess of the Company’s estimated net product sales.
Liabilities associated with sales deductions are included in accrued expenses and other current liabilities or in other liabilities on the accompanying unaudited condensed consolidated balance sheets depending on contractual settlement timelines.
The following table represents total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales, net:
Livmarli	$128,721	$88,160	$242,525	$161,384
Bile Acid Medicines	47,522	39,625	93,600	77,986
Total product sales, net	$176,243	$127,785	$336,125	$239,370
The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$138,338	$95,532	$266,265	$182,454
Rest of the world	37,905	32,253	69,860	56,916
Total product sales, net	$176,243	$127,785	$336,125	$239,370
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
Foreign currency transaction gains and losses are included in other income (expense), net in the unaudited condensed consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of the Company’s subsidiary that recorded the transaction. Unrealized foreign exchange gains and losses amounted to a loss of $0.9 million and $2.0 million for the three and six months ended June 30, 2026, respectively, and a gain of $0.6 million and $1.3 million for the three and six months ended June 30, 2025, respectively. Realized foreign exchange gains and losses amounted to a gain of $0.7 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and a loss of $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. The pre-funded warrants issued in January 2026 (refer to Note 10) were included in the calculation of basic weighted-average shares of common stock used to compute net loss per share for the three and six months ended June 30, 2026 as they are issuable for immaterial cash consideration. Diluted net loss per share is computed by dividing the net loss by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net loss per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, contingently issuable employee stock purchase plan shares, common stock issuable upon conversion of convertible notes and contingently issuable shares for holdback liabilities to the extent their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(67,227)	$(5,861)	$(857,382)	$(20,538)
Denominator:
Weighted-average shares of common stock outstanding	62,837,771	49,726,823	60,653,884	49,310,255
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	536,412	—	471,213	—
Weighted average shares of common stock used to compute net loss per share, basic and diluted	63,374,183	49,726,823	61,125,097	49,310,255
Net loss per share, basic and diluted	$(1.06)	$(0.12)	$(14.03)	$(0.42)
The following outstanding potential dilutive shares have been excluded from the calculation of diluted net loss per share for each period presented due to their anti-dilutive effect:

	As of June 30,
	2026	2025
Options to purchase common stock and restricted stock units	11,135,862	12,477,636
Common stock issuable upon conversion of convertible notes	7,456,289	9,963,963
Indemnity holdback	522,375	—
Employee stock purchase plan contingently issuable	9,569	25,099
Total	19,124,095	22,466,698
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
Intangible assets are measured at their fair values as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis. The Company tests its finite-lived intangible assets for impairment annually or if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If it is determined that the asset is impaired, the carrying value is written down to its estimated fair value, with the related impairment charge recognized in the consolidated statements of operations in the period in which the impairment occurs.
In connection with certain acquisitions, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. Contingent consideration resulting from a business combination is recorded at its fair value on the acquisition date. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair value are recorded in the statements of operations until such time that the payment is made.
If it is determined that the net assets acquired do not meet the definition of a business combination under the acquisition method of accounting or if substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets, the transaction is accounted for as an asset acquisition using the cost accumulation method. In an asset acquisition, no goodwill is recognized and contingent consideration generally is not recognized at the acquisition date. Upfront payments allocated to IPR&D projects at the acquisition date and subsequent pre-commercialization milestone payments are expensed as incurred in the statements of operations unless there is an alternative future use.

Recently Adopted Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”) which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. Transactions within the scope of ASU 2024-04 require the fair value of consideration transferred in excess of the consideration issuable under the original conversion terms of the converted debt to be recognized as an expense in the period of conversion, with the remaining consideration recognized as a reduction to equity. The guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company adopted this guidance as of January 1, 2026, and the impact of the adoption has been reflected in the financial statements and related disclosures.
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

3. Fair Value Measurements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$244,714	$—	$—	$244,714
U.S. treasury bills	9,883	—	—	9,883
Corporate debt securities	—	131,006	—	131,006
U.S. government bonds	—	73,273	—	73,273
Agency bonds	—	16,431	—	16,431
Commercial paper	—	17,970	—	17,970
Total financial assets	$254,597	$238,680	$—	$493,277
Financial liabilities:
Indemnification equity holdback	—	—	61,154	61,154
Total financial liabilities	$—	$—	$61,154	$61,154

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$254,376	$—	$—	$254,376
Corporate debt securities	—	72,277	—	72,277
U.S. government bonds	—	17,016	—	17,016
Commercial paper	—	5,456	—	5,456
Total financial assets	$254,376	$94,749	$—	$349,125
The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 approximate their related fair values due to their short-term nature.
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
Holdback Liabilities
In January 2026, in connection with the acquisition of Bluejay (refer to Note 6 for further information), the Company recorded at fair value liabilities related to the Company’s common stock issuable upon satisfaction of certain indemnification obligations(1). The Company assesses the fair value of the liabilities each reporting period until resolution of the related contingency with changes in fair value recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations.

The following table provides a summary of the changes in the estimated fair value, which are classified as Level 3 of the fair value hierarchy (in thousands):

Balance at January 1, 2026	$—
Initial recognition	49,255
Change in fair value	(998)
Balance at March 31, 2026	48,257
Change in fair value	12,897
Balance at June 30, 2026	$61,154
__________________
(1)Fair value estimated based on the value of the Company’s common stock in addition to the probability of indemnification adjustments being incurred.
The Indemnification Equity Holdback liability is included in Holdback liabilities, noncurrent in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026.
4. Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$244,714	$—	$—	$244,714
U.S. treasury bills	9,887	—	(4)	9,883
Corporate debt securities	131,258	5	(257)	131,006
U.S. government bonds	73,414	1	(142)	73,273
Agency bonds	16,500	—	(69)	16,431
Commercial paper	17,970	—	—	17,970
Total cash equivalents and investments	$493,743	$6	$(472)	$493,277
Classified as:
Cash equivalents				$262,684
Short-term investments				107,563
Long-term investments				123,030
Total cash equivalents and investments				$493,277

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$254,376	$—	$—	$254,376
Corporate debt securities	72,170	107	—	72,277
U.S. government bonds	16,984	32	—	17,016
Commercial paper	5,455	1	—	5,456
Total cash equivalents and investments	$348,985	$140	$—	$349,125
Classified as:
Cash equivalents				$254,376
Short-term investments				86,644
Long-term investments				8,105
Total cash equivalents and investments				$349,125
As of June 30, 2026, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$125,533
One to two years	123,030
Total	$248,563
During the three and six months ended June 30, 2026 and 2025, there have been no material realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any credit losses on these securities.
5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$2,613	$2,898
Work in progress	20,139	18,473
Finished goods	3,017	3,516
Total inventory	$25,769	$24,887
Intangible Assets, Net
The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	June 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$94,000	$(15,527)	$78,473	11.1
Developed technology	226,620	(57,759)	168,861	9.3
Assembled workforce	970	(916)	54	0.2
Total intangible assets	$321,590	$(74,202)	$247,388	9.8

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$94,000	$(11,660)	$82,340	11.5
Developed technology	226,620	(48,255)	178,365	9.7
Assembled workforce	970	(754)	216	0.7
Total intangible assets	$321,590	$(60,669)	$260,921	10.3
Amortization expense was $6.7 million and $13.5 million for the three and six months ended June 30, 2026, respectively, and $5.9 million and $11.9 million for the three and six months ended June 30, 2025, respectively. Amortization expense was included in cost of sales in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of June 30, 2026 (in thousands):

Amount
2026 (remaining six months)	$13,425
2027	26,742
2028	26,742
2029	26,742
2030	26,742
Thereafter	126,995
$247,388
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued sales deductions and other	$62,501	$51,375
Accrued compensation and related benefits	28,389	47,276
Accrued clinical trials	22,872	13,959
Accrued professional service fees	21,886	17,292
Accrued contract manufacturing and non-clinical costs	17,670	8,721
Accrued royalties payable	16,204	16,208
Operating lease liabilities, current	2,405	2,139
Accrued loss on firm purchase commitments	2,107	2,107
Accrued interest	527	2,108
Accrued milestone payment	—	35,000
Total accrued expenses and other current liabilities	$174,561	$196,185
Other liabilities
Other liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Noncurrent accrued sales deductions	$8,882	$3,586
Noncurrent accrued loss on firm purchase commitments	1,425	1,425
Other	610	—
Total other liabilities	$10,917	$5,011

6. Asset Acquisitions
License Agreement with Incyte Corporation
In April 2026, the Company entered into a license agreement with Incyte Corporation, under which the Company obtained the right to develop and commercialize zilurgisertib. Zilurgisertib is an oral small molecule ALK2 inhibitor in development for the treatment of fibrodysplasia ossificans progressiva. The Company made an upfront payment of $16.0 million in April 2026. In addition, the Company is obligated to pay royalties in the mid-to-high single digit percentage range and additional regulatory milestones of up to $48.0 million, including $25.0 million upon FDA approval, and commercial milestones of up to $15.0 million.
The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business and substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, namely, zilurgisertib. The Company determined that the intellectual property assets acquired did not have an alternative future use and were not deemed to be commercially viable. The Company recorded a $16.4 million charge, representing the acquired IPR&D asset and the related transaction costs to acquired in-process research and development in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026.
Through June 30, 2026, no milestones have been achieved.
Asset Purchase Agreement with Bluejay Therapeutics, Inc.
On January 23, 2026 (the “Closing Date”), the Company completed the acquisition of Bluejay (the “Bluejay Acquisition”). The aggregate merger consideration transferred and transferable related to the Bluejay Acquisition was comprised of (i) upfront equity consideration of 4,517,062 shares of the Company’s common stock, after deduction to satisfy applicable taxes, (ii) upfront cash consideration of $241.2 million, net of cash acquired, (iii) equity consideration holdback of up to 522,375 shares of the Company’s common stock and cash consideration holdback of up to $24.8 million, both payable to Bluejay security holders 12 months after the Closing Date, subject to reduction for potential indemnification and other obligations of Bluejay and, in certain cases, to satisfy applicable taxes, and (iv) up to $1.0 million of cash consideration holdback payable to Bluejay security holders upon finalization of working capital adjustments, which are estimated to be paid approximately four months from the closing of the acquisition. Additionally, the Company is obligated to pay up to an aggregate amount of $200.0 million upon the achievement of certain commercial milestones.
The Company accounted for the Bluejay Acquisition as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single IPR&D asset. The net assets acquired were measured and recognized as an allocation of the transaction price based on their relative fair values as of the transaction date. The acquired IPR&D and related assembled workforce were determined to have no alternative future use and, accordingly, the cost of the acquisition of those assets were recorded as acquired in-process research and development expense as of the acquisition date. The Company estimated the fair value of the IPR&D asset using the discounted cash flow method. This approach incorporates estimates and assumptions related to the forecasted results including, but not limited to, estimates and assumptions regarding revenues, expenses, and discount rate to estimate future cash flows. During the six months ended June 30, 2026, the Company recorded a $726.3 million charge, representing an acquired IPR&D asset with no alternative future use, to acquired in-process research and development, as well as stock-based compensation of $34.7 million related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition, with $19.3 million recorded in selling, general and administrative expenses and $15.4 million in research and development expenses in the unaudited condensed consolidated statements of operations. In connection with the Bluejay Acquisition, the Company recorded $44.8 million of net assets acquired.
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
Novartis License
Through the Bluejay Acquisition, the Company was assigned a license agreement with Novartis Pharma AG (“Novartis”) pursuant to which the Company obtained a worldwide license to develop and commercialize brelovitug from Novartis in June 2021. Under the terms of the license agreement, the Company is obligated to pay up to $4.0 million in remaining development milestones and up to $27.0 million in commercial milestones. The Company is also obligated to pay commercial royalties of mid-single digit percent of sales to Novartis. In addition, the license agreement contained a $4.0 million business milestone payment in the event of a change of control which was payable upon the closing of the Bluejay Acquisition in January 2026. The accrued milestone was included in liabilities assumed at the closing of the Bluejay Acquisition. Through June 30, 2026, the Company paid the $4.0 million change of control payment and no further milestones have been achieved.
License Agreement with Enthorin Therapeutics, LLC
In October 2024, the Company entered into a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC (“Enthorin”), under which the Company acquired the worldwide rights to develop, manufacture and commercialize a compound designated as ENT-3379, renamed MRM-3379, in exchange for an upfront payment of $7.5 million and up to an additional $217.5 million upon the achievement of regulatory and sales-based milestones as well as mid-single digit percent royalties on any future sales of MRM-3379. Through June 30, 2026, no milestones have been achieved.
Asset Purchase Agreement with Travere Therapeutics, Inc.
On August 31, 2023, the Company completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”). In accordance with the terms and conditions of the Asset Purchase Agreement entered into with Travere, the Company purchased from Travere substantially all of the assets related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of the Bile Acid Medicines. The Company paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines. As of June 30, 2026, the Company paid $25.0 million for the achievement of product sales milestones associated with this agreement.
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
The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire commercial milestones on total licensed products up to an aggregate of $30.0 million. Through June 30, 2026 under this agreement, the Company paid or accrued $101.5 million for the achievement of various clinical development, regulatory and commercial milestones.
The Company is also obligated to pay tiered royalties with rates ranging from low double-digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. During the six months ended June 30, 2025, the Company achieved the $10.0 million regulatory milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA and the $10.0 million regulatory milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC three months and older by the European Medicines Agency, both of which were capitalized as intangible assets. During the six months ended June 30, 2025, the Company achieved a $5.0 million development milestone related to maralixibat, which was recognized in acquired in-process research and development expense in the accompanying unaudited condensed consolidated statements of operations. In addition, as of December 31, 2025, the Company accrued $10.0 million for the achievement of a commercial milestone associated with product sales, which was recognized as an intangible asset. There were no volixibat development and regulatory milestones achieved during the three and six months ended June 30, 2026 and 2025.
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
Sanofi License
Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. Through June 30, 2026, no milestones have been achieved.
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
8. Leases
The Company has operating leases for office spaces in various global locations, including its headquarters in Foster City, California, the lease for which was entered into in January 2024 with an initial lease term of approximately five years (the “Initial Lease”). In January 2026, the Company amended the Initial Lease (the “Amended Agreement”) to expand its headquarters by approximately 19,400 square feet (the “Expanded Space”) with a lease term of approximately five years from the commencement date. The Amended Agreement also extends the lease term of the Initial Lease to be coterminous with the Expanded Space. The extension of the lease term of the Initial Lease resulted in the addition of $3.4 million of right-of-use assets and lease liabilities during the six months ended June 30, 2026. The addition of the Expanded Space will result in approximately $5.8 million of incremental base rent payments over the lease term at the time of lease commencement.
The following tables contain a summary of other information and the undiscounted future minimum payments pertaining to the Company’s operating leases that had commenced as of the end of the periods presented:

June 30, 2026
Weighted-average incremental borrowing rate	7.5%
Weighted-average remaining lease term (in years)	4.9 years

Undiscounted Rent Payments
as of June 30, 2026
(in thousands)
2026 (remaining six months)	$1,557
2027	3,442
2028	2,875
2029	2,943
2030	2,719
Thereafter	1,821
Total undiscounted lease payments	15,357
Less: imputed interest	(2,487)
Total lease liability	$12,870
Rent expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively. Variable lease payments for operating expenses for the three and six months ended June 30, 2026 and June 30, 2025 were not material.
9. Convertible Notes
As of June 30, 2026, the Company had outstanding fixed-rate convertible notes with varying maturities for an aggregate principal amount of $769.0 million (collectively the “Notes”). The Notes are senior subordinated convertible obligations, and interest, where applicable, is payable in arrears, semi-annually. Except as described below, the 2029 Notes are described in Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report.
The Notes consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
4.00% senior subordinated convertible notes due in May 2029	$79,038	$316,226
Unamortized debt discount and issuance costs	(1,382)	(6,429)
2029 Notes, net	77,656	309,797

0.00% senior subordinated convertible notes due in June 2032	690,000	—
Unamortized debt discount and issuance costs	(17,577)	—
2032 Notes, net	672,423	—

Total convertible notes payable, net	$750,079	$309,797

Fair value of fixed rate convertible notes (1):
2029 Notes	$294,309	$818,485
2032 Notes	746,815	—
Total fair value of fixed rate convertible notes	$1,041,124	$818,485
__________________
(1)The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy.
For the fourth quarter of 2024, for each of the quarters of 2025 and for the first and second quarters of 2026, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days ended on each respective quarter end. As a result, for the quarterly periods ended March 31, 2026 and June 30, 2026, respectively, the 2029 Notes were, and for the quarterly period ending September 30, 2026, the 2029 Notes are, convertible at the option of the holders of the 2029 Notes.
The Company amortizes issuance costs related to the issuance of the Notes to interest expense over the term of the Notes using the effective interest method. As of June 30, 2026, the remaining amortization period of the debt issuance costs was approximately 2.8 years and 5.9 years, respectively for the 2029 Notes and the 2032 Notes, and the effective interest rates were 4.6% and 0.4%, respectively for the 2029 Notes and the 2032 Notes.
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Coupon interest expense	$1,960	$3,162	$5,122	$6,325
Amortization of debt discount and issuance costs	658	427	1,112	860
Total interest expense on convertible notes	$2,618	$3,589	$6,234	$7,185
2032 Notes
In May 2026, the Company issued $690.0 million aggregate principal amount of its 2032 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2032 Notes were issued pursuant to an Indenture (the “2032 Notes Indenture”), dated May 15, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee.
The Company received net proceeds of approximately $672.0 million after deducting initial purchasers’ discounts and commissions and offering expenses.
The 2032 Notes are the Company’s senior, unsecured obligations and are (i) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the 2032 Notes in right of payment; (ii) equal in right of payment to any of the Company’s indebtedness that is not so subordinated, including the 2029 Notes; (iii) effectively subordinated to any of the Company’s future secured indebtedness, to the extent of the value of the collateral securing such indebtedness; and (iv) structurally subordinated to all indebtedness and other liabilities, including trade payables, and, to the extent the Company is not a holder thereof, preferred equity, if any, of the Company’s subsidiaries.
The 2032 Notes do not bear interest and will mature on June 1, 2032, unless earlier converted by the noteholders, redeemed by the Company, or repurchased by the Company. Noteholders may convert all or a portion of their 2032 Notes only under the following circumstances:
(i)during any calendar quarter, and only during such calendar quarter, commencing after the calendar quarter ending on September 30, 2026, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(ii)during the five consecutive business days immediately after any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2032 Notes for each trading day of such period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
(iii)upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the 2032 Notes Indenture;
(iv)if the Company calls such 2032 Notes for redemption; and
(v)at any time from March 1, 2032 until the close of business on the second scheduled trading day immediately before the maturity date.
The Company may settle conversions of the 2032 Notes by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The initial conversion rate is 7.1971 shares of common stock per $1,000 principal amount of 2032 Notes, which represents an initial conversion price of approximately $138.94 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2032 Notes Indenture) occur, or if the Company calls any 2032 Notes for redemption, then the conversion rate will, in certain circumstances, be increased for a specified period of time. In no event will the conversion rate be increased to an amount that exceeds 9.3562 shares of common stock per $1,000 principal amount of 2032 Notes, subject to adjustment as provided in the 2032 Notes.
The Company may not redeem the 2032 Notes at its option at any time before June 6, 2029. The 2032 Notes are redeemable, in whole or in part, subject to the partial redemption limitation described below, at the Company’s option at any time, and from time to time, on or after June 6, 2029 and, in the case of any partial redemption, on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the 2032 Notes are freely tradable as of the date the Company sends the related redemption notice and all accrued and unpaid additional interest, if any, has been paid in full as of the first interest payment date occurring on or before the date the Company sends such notice; and (ii) the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice and on the trading day immediately before the date the Company sends such notice. In addition, calling any 2032 Notes for redemption will constitute a Make-Whole Fundamental Change with respect to that 2032 Notes, in which case the conversion rate applicable to the conversion of that 2032 Notes will be increased in certain circumstances if it is converted after it is called for redemption. The Company may not elect to redeem less than all of the outstanding 2032 Notes unless at least $75.0 million aggregate principal amount of 2032 Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice.
If a “Fundamental Change”, as defined in the 2032 Notes, occurs, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their 2032 Notes at a cash repurchase price equal to the principal amount of the 2032 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.
The 2032 Notes Indenture contains customary events of default with respect to the 2032 Notes and provides that upon certain events of default occurring and continuing, the trustee may, and the trustee at the request of holders of at least 25% in principal amount of the 2032 Notes shall, declare all principal and accrued and unpaid interest, if any, of the 2032 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary, all of the principal of and accrued and unpaid interest, if any, on the 2032 Notes will automatically become due and payable.
2029 Notes
Induced conversions of the 2029 Notes
On May 12, 2026, the Company entered into privately negotiated exchange and repurchase transactions with certain noteholders of its 2029 Notes. Pursuant to these transactions, the Company paid $474.7 million in cash, including accrued and unpaid interest of $0.3 million, and issued 3,220,529 shares of the Company’s common stock, with such common stock having an aggregate fair value of $329.1 million, in exchange for $237.2 million aggregate principal amount of the 2029 Notes. The transactions were completed concurrently with the issuance of the Company’s 2032 Notes.
As part of the transactions, the Company extended limited-time inducement offers that provided noteholders with consideration, the fair value of which exceeded the value that would have been received under the original conversion terms of the 2029 Notes, resulting in incremental value to the noteholders. The fair value of the total consideration transferred was determined based on the quoted market price of the Company’s common stock on May 12, 2026, the date the inducement offers were accepted.
The transactions were accounted for as induced conversions. The Company recognized debt conversion inducement expense of $11.7 million during the three and six months ended June 30, 2026, measured as the fair value of the incremental consideration transferred to noteholders in excess of the consideration issuable under the original conversion terms of the 2029 Notes. Debt conversion inducement expense is included in other (expense) income, net in the Company’s unaudited condensed consolidated statements of operations.
The carrying amount of the 2029 Notes subject to the transactions, including $4.3 million of unamortized debt issuance costs, was transferred to equity with no gain or loss recognized. The exchange and repurchase transactions resulted in a decrease in additional paid-in capital of $558.9 million.

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
Each pre-funded warrant has an exercise price equal to $0.0001 per underlying share of common stock. The pre-funded warrants are exercisable at any time after their original issuance and may be exercised at any time until exercised in full. The Company may not effect the exercise of any pre-funded warrants and the selling stockholder that holds pre-funded warrants (together with its affiliates and other attribution parties) may not exercise any portion of a pre-funded warrant to the extent that, immediately after giving effect to such exercise, the holder would own more than 9.99% of the Company’s outstanding common stock, which percentage may be increased or decreased at the holder’s option (not to exceed 19.99%) upon 61 days’ notice to the Company, subject to the terms of the pre-funded warrants. As of June 30, 2026, none of the Warrant Shares were exercised.
On August 12, 2025, the Company filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of June 30, 2026, the Company had not issued any securities pursuant to the automatic shelf registration statement.
On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering. The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of June 30, 2026, the Company had not issued any securities pursuant to the 2023 Sales Agreement.
Common Stock Reserved for Issuance
Common stock reserved for issuance is as follows:

As of June 30, 2026
Stock options, restricted stock units and performance stock units issued and outstanding	11,135,862
Reserved for future stock awards or option grants	4,223,662
Reserved for employee stock purchase plan	2,230,820
Common stock issuable upon conversion of convertible notes including make-whole provision	9,817,659
Common stock issuable upon exercise of Warrant Shares	536,412
Common stock held back in connection with asset acquisition	522,375
28,466,790

11. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2026 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	8,958,491	$25.41	6.5	$479,984
Granted	903,989	$100.66
Exercised	(889,942)	$24.09
Canceled and forfeited	(100,784)	$51.08
Outstanding as of June 30, 2026	8,871,754	$32.92	6.4	$746,555
Vested and exercisable as of June 30, 2026	5,889,327	$20.15	5.3	$570,796
The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2026 and 2025 was $58.44 and $31.62 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $65.2 million and $34.1 million, respectively. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. As of June 30, 2026, the total unrecognized stock-based compensation related to unvested stock option awards granted was $99.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the expected stock price volatility was based upon the weighting of the Company’s historical volatility and the historical volatility of a peer group of publicly traded companies. The historical volatility data was computed using the daily closing prices for the Company’s and its peer companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.50-6.08	5.50-6.08	5.50-6.08	5.50-6.08
Expected volatility	52.68%-56.81%	69.68%-70.37%	52.68%-67.69%	69.68%-71.31%
Risk-free interest rate	4.04%-4.36%	4.05%-4.18%	3.68%-4.36%	4.05%-4.65%
Expected dividend yield	—	—	—	—

Restricted Stock Units
The following table summarizes the activity under the Company’s restricted stock units for the six months ended June 30, 2026:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2025	1,415,919	$39.08
Granted	966,258	$100.61
Vested	(544,154)	$34.06
Canceled and forfeited	(56,443)	$64.44
Unvested and outstanding as of June 30, 2026	1,781,580	$73.19
The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.
As of June 30, 2026, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $106.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
Performance Stock Units
The fair value of performance stock units (“PSUs”) granted to employees is equal to the closing market price of the Company’s common stock on the grant date. PSUs vest only if certain specified sales-based criteria are achieved and the employees continue service with the Company. As of June 30, 2026, certain specified sales-based criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. PSUs generally vest over a three-year service period. The number of shares earned is adjusted based on the specified sales-based criteria achievement.
The following table summarizes the activity under the Company’s performance stock units for the six months ended June 30, 2026:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2025	353,743	$34.91
Granted	388,034	$73.31
Vested	(254,279)	$25.75
Canceled and forfeited	(4,970)	$100.85
Unvested and outstanding as of June 30, 2026	482,528	$69.94
As of June 30, 2026, the total unrecognized stock-based compensation related to performance stock units granted was $20.5 million, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

Compensation Expense
Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$15,887	$10,606	$48,824	$20,849
Research and development	14,227	7,624	38,416	12,853
Cost of sales	461	238	809	569
Total	$30,575	$18,468	$88,049	$34,271
Stock-based compensation for the six months ended June 30, 2026 includes $19.3 million and $15.4 million in selling, general and administrative and research and development, respectively, related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition (refer to Note 6). This amount was recognized as stock-based compensation expense of the post-combination entity immediately after closing of the Bluejay Acquisition, as the related consideration paid and payable is not subject to any future service period.
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
The Company’s CODM is regularly provided with entity-wide expense categories similar to those found in the consolidated statements of operations, as well as the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product sales, net	$176,243	$127,785	$336,125	$239,370
Less:
Cost of sales (excluding intangible amortization)	23,663	17,527	45,783	34,651
General and administrative expenses (excluding stock-based compensation)	17,378	13,090	36,553	24,771
Commercialization and Medical Affairs expenses (excluding stock-based compensation)	48,204	39,590	92,422	75,372
Research and development expenses (excluding stock-based compensation)	76,301	38,443	150,022	74,258
Acquired IPR&D	16,435	—	742,737	5,000
Stock-based compensation	30,114	18,230	87,240	33,702
Intangible amortization	6,685	5,894	13,370	11,788
Loss from operations	$(42,537)	$(4,989)	$(832,002)	$(20,172)
13. Commitments and Contingencies
Certain of the Company’s contractual arrangements with contract manufacturing organizations require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's unaudited condensed consolidated financial statements.
The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and may include, for example, commercial, intellectual property, and employment matters. The Company intends to defend itself vigorously in such matters and, when warranted, take legal action against others.

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
Legal Proceedings
On December 19, 2025, the Company, along with Satiogen Pharmaceuticals, Inc. and Shire Human Genetic Therapies, Inc. as co-plaintiffs, filed four complaints against Sandoz Inc. (“Sandoz”); Annora Pharma Private Limited, Hetero Labs Limited, and Hetero USA Inc. (together, “Hetero”); Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited (together, “Biophore”); and Zydus Lifesciences Global FZE, Zydus Lifesciences Limited, and Zydus Pharmaceuticals (USA) Inc. (together, “Zydus”) (all collectively, “Defendants”) in the U.S. District Court for the District of Delaware (the “LIVMARLI Patent Litigations”), alleging infringement of certain Orange Book listed patents covering LIVMARLI (the “LIVMARLI Patents”). The LIVMARLI Patent Litigations were initiated, in accordance with the procedures set out in the Hatch-Waxman Act, following the submission by Defendants of ANDAs directed to generic versions of LIVMARLI. Defendants’ ANDAs seek approval to market generic versions of LIVMARLI prior to the expiration of one or more of the LIVMARLI Patents and allege that one or more of the LIVMARLI Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Defendants’ ANDAs be no earlier than the expiration of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. Based on the Company initiating the litigation, the Defendants are subject to a 30-month stay of final regulatory approval through March 29, 2029, preventing them from marketing generic versions of LIVMARLI during that time. On February 20, 2026, Sandoz asserted counterclaims against the Company and its co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. On March 30, 2026, Biophore asserted counterclaims against the Company and its co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. On April 22, 2026, the Company had listed newly issued U.S. Patent No. 12,599,602 in the Orange Book, and on May 18, 2026, the Company, together with its co-plaintiffs filed amended complaints against Sandoz, Hetero, Biophore and Zydus asserting the ’602 patent. On June 1, 2026, Biophore asserted a counterclaim seeking declaratory judgment of non-infringement and invalidity with respect to the ’602 patent. On June 17, 2026, Sandoz asserted a counterclaim seeking declaratory judgment of non-infringement and invalidity with respect to the ’602 patent. The Company and its co-plaintiffs have denied all asserted declaratory judgment claims. On April 16, 2026, the Court ordered that the four pending cases against Sandoz, Hetero, Biophore and Zydus be consolidated for pretrial purposes. The Court issued a scheduling order on May 19, 2026. A Markman hearing is set for April 21, 2027. Trial in the LIVMARLI Patent Litigations is set for September 18, 2028. Discovery is ongoing. The Company cannot make any predictions about the final outcome of these matters or the timing thereof.

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
Livmarli is a novel, orally administered, minimally-absorbed ileal bile acid transporter (“IBAT”) inhibitor (“IBATi”) that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”), the European Union (“EU”) and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the U.S. and certain other countries and for the treatment of PFIC in the EU. We market and commercialize Livmarli in the U.S., Canada and certain countries in Europe through our specialized and focused commercial team. We have also entered into license and distribution agreements with several rare disease companies for the commercialization of Livmarli in additional countries. In March 2025, our partner Takeda received approval from the Japanese Ministry of Health, Labour, and Welfare for Livmarli for the treatment of cholestatic pruritus in patients with ALGS and PFIC.
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
We are advancing our product candidate, volixibat, a novel, oral, minimally-absorbed agent designed to inhibit IBAT, for the treatment of adult patients with cholestatic liver diseases. We are developing volixibat in the setting of primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”), and in October 2024, we announced that the FDA granted Breakthrough Therapy designation for volixibat as a potential treatment for cholestatic pruritus in patients with PBC and recently completed enrollment and expect topline data in the first quarter of 2027. We announced topline results for the VISTAS Phase 2b clinical trial in PSC in May 2026. Based on these results, FDA granted Breakthrough Therapy designation for volixibat in cholestatic pruritus due to PSC. We completed a pre-NDA meeting with FDA in which the agency recommended a Phase 3 study of volixibat in PSC. We believe the VISTAS study and supporting data can support an NDA review and we plan to discuss a potential filing package with FDA as part of our planned breakthrough therapy Type B meeting. We now expect to submit a potential New Drug Application (“NDA”) to the FDA in the first half of 2027.

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
On January 23, 2026, we completed the acquisition (the “Bluejay Acquisition”) of Bluejay Therapeutics, Inc. (“Bluejay”) and its lead product candidate brelovitug (BJT-778). We are advancing brelovitug for the treatment of chronic hepatitis D virus (“HDV”) infection. Brelovitug is a fully human IgG1 monoclonal antibody that binds the hepatitis B surface antigen, thereby clearing virions and subviral particles and preventing HDV infection and replication. Brelovitug has been granted FDA Breakthrough Therapy designation, EMA Priority Medicines (“PRIME”) scheme designation and European Commission orphan medicinal product designation. Brelovitug is currently being evaluated in the global AZURE clinical program with topline results from the AZURE-1 and AZURE-4 registration-enabling clinical trials expected in the third and fourth quarter of 2026, respectively, and top-line results from the AZURE-2 and AZURE-3 registration-enabling clinical trials expected by the first half of 2028. We believe that the results from the AZURE-1 and AZURE-4 trials may support a potential biologics license application (“BLA”) submission to the FDA for brelovitug in HDV in the first half of 2027 followed by a potential approval and subsequent commercial launch, if approved, in the second half of 2027 in the U.S.
In April 2026, we entered into an agreement with Incyte Corporation (“Incyte”) whereby we obtained the right to develop and commercialize zilurgisertib. Zilurgisertib is an oral small molecule ALK2 inhibitor in development for the treatment of fibrodysplasia ossificans progressiva. The FDA has accepted for review Incyte’s NDA with a PDUFA date of September 26, 2026.
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
Financial Overview
Our net loss was $67.2 million and $5.9 million for the three months ended June 30, 2026 and 2025, respectively, and $857.4 million and $20.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1.5 billion, compared to $667.5 million as of December 31, 2025. As of June 30, 2026, we had unrestricted cash, cash equivalents and investments of $561.3 million, compared to unrestricted cash, cash equivalents and investments of $391.4 million as of December 31, 2025.
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
Our U.S. revenue from product sales, net further depends on our prescription mix of commercial payors and governmental programs. We expect our prescription mix and resulting gross to net adjustment in the U.S. to remain materially consistent. Our revenue from product sales is recognized when the control of the product is transferred. Under our license agreement with Takeda as well as agreements with distributors, we may receive large periodic orders for our products. The timing of these orders can be inconsistent and can create significant quarter-to-quarter variation in product sales. In addition, we recognize our best estimate of the consideration that we expect to receive when control of the inventory is transferred to our licensed partners and distributors. Such estimates may be complex and include estimates as to if and when our distributors and licensed partner’s sales in the market will occur. Estimates are reviewed and updated quarterly as additional information, including in-market pricing and sales information of our authorized distributors and licensed partners, becomes known which may cause variability of quarterly revenue particularly during periods of product launch.
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
For the six months ended June 30, 2026, we recorded a one-time stock-based compensation expense within research and development expense of $15.4 million related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition.
We expect our research and development expense will increase significantly in the future, excluding the one-time stock-based compensation expense in connection with the Bluejay Acquisition discussed above, as we continue to develop our volixibat, brelovitug and MRM-3379 product candidates and execute the EXPAND label expansion study for Livmarli.
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
For the six months ended June 30, 2026, we recorded a one-time stock-based compensation expense within selling, general and administrative expense of $19.3 million related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition.
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
Interest Expense
We incur interest expense on our convertible notes. Interest on our convertible notes consists of a 4.00% per annum fixed rate of interest on our 4.00% convertible senior notes due 2029 (the “2029 Notes”) and amortization of debt discount and issuance costs on both the 2029 Notes and our 0.00% convertible senior notes due 2032 (the “2032 Notes”). The 2032 Notes do not have coupon interest.
Other Expense, Net
Other expense, net consists of gain or loss from remeasurement of the liability associated with the common stock issuable in connection with the Bluejay Acquisition after the satisfaction of certain indemnification obligations that may arise during the 12-month period following the asset acquisition date, as well as inducement expense in connection with the exchange and repurchase of a portion of the 2029 Notes in May 2026.
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
There have been no significant changes during the three and six months ended June 30, 2026, except as described below, in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
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
In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. Contingent consideration resulting from a business combination is recorded at its fair value on the acquisition date. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair value are recorded in the statements of operations until such time that the payment is made.
If it is determined that the net assets acquired do not meet the definition of a business combination under the acquisition method of accounting or if substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets, the transaction is accounted for as an asset acquisition using the cost accumulation method. In an asset acquisition, no goodwill is recognized and contingent consideration generally is not recognized at the acquisition date. Upfront payments allocated to IPR&D projects at the acquisition date and subsequent pre-commercialization milestone payments are expensed as incurred in the statements of operations unless there is an alternative future use.
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025
Revenue:
Product sales, net	$176,243	$127,785	$48,458
Operating expenses:
Cost of sales	30,348	23,421	6,927
Research and development	90,528	46,067	44,461
Acquired in-process research and development	16,435	—	16,435
Selling, general and administrative	81,469	63,286	18,183
Total operating expenses	218,780	132,774	86,006
Loss from operations	(42,537)	(4,989)	(37,548)
Other income (expense):
Interest income	3,851	3,033	818
Interest expense	(2,618)	(3,589)	971
Other (expense) income, net	(24,234)	86	(24,320)
Net loss before provision for income taxes	(65,538)	(5,459)	(60,079)
Provision for income taxes	1,689	402	1,287
Net loss	$(67,227)	$(5,861)	$(61,366)
Product Sales, Net
Product sales, net was $176.2 million for the three months ended June 30, 2026, compared to $127.8 million for the three months ended June 30, 2025.
The following table disaggregates total Product sales, net (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Product sales, net:
Livmarli	$128,721	$88,160	$40,561
Bile Acid Medicines	47,522	39,625	7,897
Total product sales, net	$176,243	$127,785	$48,458
Livmarli product sales of $128.7 million for the three months ended June 30, 2026 represented an increase of $40.6 million from the three months ended June 30, 2025. This increase was largely driven by increased sales in the U.S. for both the ALGS and especially the PFIC indications and to a lesser extent an increase in rest of world sales from direct markets and our distributors and license partner sales.
Bile Acid Medicines sales of $47.5 million for the three months ended June 30, 2026, represented an increase of $7.9 million from the three months ended June 30, 2025. This increase was driven by new patient starts for both Cholbam and Ctexli.
Cost of Sales
For the three months ended June 30, 2026, cost of sales was $30.3 million, compared to $23.4 million for the three months ended June 30, 2025. The increase in cost of sales was primarily a result of increases in royalty expenses of $5.0 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements and $1.1 million of general supply chain support costs.

Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended June 30,		Change
	2026	2025
Product-specific costs:
Livmarli	$2,536	$3,321	$(785)
Volixibat	15,175	12,550	2,625
MRM-3379	3,886	2,739	1,147
Brelovitug	28,776	—	28,776
Non product-specific costs:
Stock-based compensation	14,227	7,624	6,603
Personnel	17,562	14,604	2,958
Other	8,366	5,229	3,137
Total research and development expenses	$90,528	$46,067	$44,461
Research and development expenses were $90.5 million for the three months ended June 30, 2026, an increase of $44.5 million compared to the three months ended June 30, 2025. The increase was primarily due to:
•for brelovitug, an increase of $28.8 million primarily related to expenses associated with clinical manufacturing and BLA enabling activities and expenses associated with conduct of the AZURE clinical trials; and
•for personnel related and stock-based compensation expenses, an aggregate increase of $9.6 million, due to increased employee headcount and equity award grants, including incremental headcount assumed in our acquisition of Bluejay, to support our development pipeline.
Acquired In-Process Research and Development
During the three months ended June 30, 2026, we recorded a $16.4 million charge, representing an acquired IPR&D asset with no alternative future use related to the license of worldwide rights to zilurgisertib.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $81.5 million for the three months ended June 30, 2026, an increase of $18.2 million compared to the three months ended June 30, 2025. The increase was primarily due to an increase of $8.2 million in personnel and other compensation related expenses, including an increase of $5.3 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $5.9 million sales, marketing and advertising expenses, $2.4 million of legal, accounting and other outside services and $1.9 million associated with the Mirum Access Plus patient services program.
Other (expense) income,net
Other (expense) income, net for the three months ended June 30, 2026 was an expense primarily related to the remeasurement of the fair value of the liability associated with stock issuable in the Bluejay Acquisition of $12.9 million and inducement expenses of $11.7 million incurred in connection with the exchange and repurchase of a portion of the 2029 Notes.

Results of Operations for the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Change
	2026	2025
Revenue:
Product sales, net	$336,125	$239,370	$96,755
Operating expenses:
Cost of sales	59,153	46,439	12,714
Research and development	188,438	87,111	101,327
Acquired in-process research and development	742,737	5,000	737,737
Selling, general and administrative	177,799	120,992	56,807
Total operating expenses	1,168,127	259,542	908,585
Loss from operations	(832,002)	(20,172)	(811,830)
Other income (expense):
Interest income	7,252	6,056	1,196
Interest expense	(6,234)	(7,185)	951
Other (expense) income, net	(24,234)	2,194	(26,428)
Net loss before provision for income taxes	(855,218)	(19,107)	(836,111)
Provision for income taxes	2,164	1,431	733
Net loss	$(857,382)	$(20,538)	$(836,844)
Product Sales, Net
Product sales, net was $336.1 million for the six months ended June 30, 2026, compared to $239.4 million for the six months ended June 30, 2025.
The following table disaggregates total Product sales, net (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Product sales, net:
Livmarli	$242,525	$161,384	$81,141
Bile Acid Medicines	93,600	77,986	15,614
Total product sales, net	$336,125	$239,370	$96,755
Livmarli product sales of $242.5 million for the six months ended June 30, 2026 represented an increase of $81.1 million from the six months ended June 30, 2025. This increase was largely driven by increased sales in the U.S. for both the ALGS and especially the PFIC indications and to a lesser extent an increase in rest of world sales from direct markets and our distributors and license partner sales.
Bile Acid Medicines sales of $93.6 million for the six months ended June 30, 2026 represented an increase of $15.6 million from the six months ended June 30, 2025. This increase was driven by new patients for both Cholbam and Ctexli.
Cost of Sales
For the six months ended June 30, 2026, cost of sales was $59.2 million, compared to $46.4 million for the six months ended June 30, 2025. The increase in cost of sales was primarily a result of increases in royalty expenses of $10.1 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, $2.9 million of general supply chain support costs and amortization expense of $1.6 million associated with capitalized sales milestone payments under our license agreements. These increases were partially offset by a $2.3 million decrease primarily associated with excess purchase commitments for APIs associated with Ctexli, which were recorded during the six months ended June 30, 2025.

Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Six Months Ended June 30,		Change
	2026	2025
Product-specific costs:
Livmarli	$6,187	$8,563	$(2,376)
Volixibat	32,894	24,656	8,238
MRM-3379	8,799	3,448	5,351
Brelovitug	49,568	—	49,568
Non product-specific costs:
Stock-based compensation	38,416	12,853	25,563
Personnel	34,910	25,988	8,922
Other	17,664	11,603	6,061
Total research and development expenses	$188,438	$87,111	$101,327
Research and development expenses were $188.4 million for the six months ended June 30, 2026, an increase of $101.3 million compared to the six months ended June 30, 2025. The increase was primarily due to:
•for volixibat programs, an increase of $8.2 million, primarily due to increased expenses associated with conduct of the PBC trial;
•for MRM-3379, an increase of $5.4 million, primarily due to our Phase 2 study in FXS and non-clinical studies;
•for brelovitug, which we acquired during the six months ended June 30, 2026, an increase of $49.6 million primarily related to expenses associated with clinical manufacturing and BLA enabling activities and expenses associated with conduct of the AZURE clinical trials; and
•for personnel related and stock-based compensation expenses, an aggregate increase of $34.5 million, of which $15.4 million is due to a one-time expense relating to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition and $19.1 million due to increased employee headcount and equity award grants to support our development pipeline.
Acquired In-Process Research and Development
During the six months ended June 30, 2026, we recorded a $742.7 million charge, representing an acquired IPR&D asset with no alternative future use of $726.3 million and $16.4 million related to the Bluejay Acquisition and the agreement with Incyte, respectively. In comparison, acquired IPR&D for the six months ended June 30, 2025 includes a development milestone payment associated with our EXPAND study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $177.8 million for the six months ended June 30, 2026, an increase of $56.8 million compared to the six months ended June 30, 2025. The increase was primarily due to a $19.3 million one-time expense relating to consideration paid to employees of Bluejay for unvested equity awards recognized as post-combination stock-based compensation expense, increases of $16.8 million in personnel and other compensation related expenses, including an increase of $8.7 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $11.2 million sales, marketing and advertising expenses, $6.8 million of legal, accounting and other outside services and $2.7 million associated with the Mirum Access Plus patient services program.
Other (expense) income,net
Other (expense) income, net for the six months ended June 30, 2026 was an expense primarily related to the fair value remeasurement of the liability associated with stock issuable in the Bluejay Acquisition of $11.9 million and inducement expenses of $11.7 million incurred in connection with the exchange and repurchase of a portion of the 2029 Notes.

Liquidity and Capital Resources
Overview
Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and cash from our product sales and license and collaboration revenue. We had $561.3 million of unrestricted cash, cash equivalents and investments as of June 30, 2026, compared to unrestricted cash, cash equivalents and investments of $391.4 million as of December 31, 2025. We have incurred significant operating losses since our inception. As of June 30, 2026, we had an accumulated deficit of $1.5 billion, compared to $667.5 million as of December 31, 2025.
In May 2026, we issued $690.0 million aggregate principal amount of our 2032 Notes. Net proceeds from this offering, after deducting the initial purchasers’ discounts and commissions and offering expenses, were approximately $672.0 million. We used approximately $474.7 million of the net proceeds and issued 3,220,529 shares of common stock to repurchase $237.2 million aggregate principal of the 2029 Notes. The result of these transactions resulted in an increase of approximately $197.3 million to our unrestricted cash, cash equivalents and investments balance.
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
In August 2025, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “2025 Shelf Registration”), which became effective upon filing, pursuant to which we may register for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of June 30, 2026, we have not issued any securities pursuant to the 2025 Shelf Registration.
In November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in an “at-the-market” offering. We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. As of June 30, 2026, we have not issued any securities pursuant to the 2023 Sales Agreement.
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
Material Cash Requirements
In addition to ongoing capital needs to fund our ongoing operations, our material cash requirements include the following obligations for the Notes as of June 30, 2026:

	2029 Notes	2032 Notes
Principal outstanding (in thousands)	$79,038	$690,000
Issuance date	April 17, 2023	May 15, 2026
Maturity date (unless earlier converted, repurchased or redeemed)	May 1, 2029	June 1, 2032
Interest rate	4.00%	0.00%
Initial conversion rate	31.5075	7.1971
Initial conversion price	$31.74	$138.94
The Notes are classified as long term liabilities in our condensed consolidated balance sheets. See Note 9 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our convertible notes.
In addition, as of June 30, 2026, our material cash requirements for the operations of our business consisted primarily of the current and long-term liabilities noted on our unaudited condensed consolidated balance sheets as well as other commitments, including payments related to our license and acquisition agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 6 to our unaudited condensed consolidated financial statements.
In January 2026, we completed the acquisition of Bluejay. In addition to the consideration already paid, as of June 30, 2026, we are obligated to pay up to $24.8 million in cash and 522,375 shares of Company common stock, subject to deduction for taxes and certain holdbacks, and up to an aggregate of $200.0 million upon achievement of certain commercial milestones.
In April 2026, we entered into an agreement with Incyte whereby we obtained the right to develop and commercialize zilurgisertib. Zilurgisertib is an oral small molecule ALK2 inhibitor in development for the treatment of fibrodysplasia ossificans progressiva. We paid an upfront payment of $16.0 million. In addition, the Company is obligated to pay royalties in the mid-to-high single digit percentage range and additional regulatory milestones of up to $48.0 million, including $25.0 million upon FDA approval, and commercial milestones of up to $15.0 million.
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

Cash Flows
The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(273,015)	$10,079
Net cash used in investing activities	(171,560)	(22,733)
Net cash provided by financing activities	481,517	15,047
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,645)	3,281
Net increase in cash, cash equivalents and restricted cash	$34,297	$5,674
Net Cash Used in Operating Activities
Net cash used in operating activities was $273.0 million for the six months ended June 30, 2026, reflecting our net loss of $857.4 million partially offset by adjustments of $522.4 million. Adjustments consisted primarily of the fair value of common stock issued as consideration in an asset acquisition, stock-based compensation, depreciation and amortization of our intangible assets and fixed assets, debt conversion inducement expense related to the exchange and repurchase of a portion of the 2029 Notes and change in fair value of the holdback liabilities related to our acquisition of Bluejay. Additionally, cash used in operating activities reflected a cash inflow for changes in net operating assets and liabilities of $62.0 million, primarily related to an increase in holdback liabilities payable in connection with our acquisition of Bluejay, an increase in accounts payable, accrued clinical trial and contract manufacturing costs with the addition of brelovitug to our development pipeline and an increase of sales deductions due to the growth from our product sales. This net inflow from change in operating liabilities was partially offset by an increase in accounts receivable related to the growth in our product sales and an increase in prepaid and other current assets related to assets acquired in the Bluejay Acquisition.
Net cash provided by operating activities was $10.1 million for the six months ended June 30, 2025, reflecting our net loss of $20.5 million, partially offset by adjustments of $48.5 million. Adjustments consisted primarily of stock-based compensation, depreciation and amortization of our intangible assets and fixed assets, and charges associated with excess and obsolete inventory and firm commitment losses. Additionally, cash provided by operating activities reflected changes in net operating assets of $17.9 million, primarily related to an increase in accounts receivable and payments made for inventory, prepaid assets and accrued compensation and related benefits partially offset by an increase in accrued sales deductions and royalties due to the growth from our product sales in the six months ended June 30, 2025 and an increase in accrued clinical trial and contract manufacturing expenses during the period.
Net Cash Used in Investing Activities
Net cash used in investing activities was $171.6 million for the six months ended June 30, 2026, primarily due to purchases of investments and the payment of commercial milestones achieved in 2025, partially offset by proceeds from maturities of investments.
Net cash used in investing activities for the six months ended June 30, 2025 was $22.7 million primarily due to purchases of investments, partially offset by proceeds from maturities of investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $481.5 million for the six months ended June 30, 2026, due to proceeds from issuance of the 2032 Notes, proceeds from issuance of common stock and pre-funded warrants in a private placement and proceeds from employee equity award exercises. The net cash provided by those transactions was partially offset by cash used in the repurchase of a portion of the 2029 Notes.
Net cash provided by financing activities was $15.0 million for the six months ended June 30, 2025, due to proceeds from employee equity award exercises.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments as of June 30, 2026 consist of readily available checking and money market funds and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the strategies we employ (including the short-term nature of the instruments in our portfolio and the low risk profile of our investments), as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. For example, a hypothetical change in interest rates of 10% would not have a material impact on the fair market value of our cash equivalents and investments as of June 30, 2026. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.
We have outstanding $79.0 million and $690.0 million aggregate principal of the 2029 Notes and 2032 Notes, respectively, as of June 30, 2026. The interest rate on the 2029 Notes is fixed and therefore it does not expose us to risk related to changing interest rates. The 2032 Notes do not bear interest. As of June 30, 2026, the approximate fair value of our Notes was $1.0 billion.
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
Based on our overall foreign currency denominated exposures as of June 30, 2026, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $5.4 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in the USD exchange rate.
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
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. See the information under the heading “Legal Proceedings” in Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information required to be set forth under this Item 1, which information is incorporated by reference. Our management believes that, other than as described therein, there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
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
A trend in the healthcare industry is cost containment. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs by, among other methods, limiting or preventing (for example via prior authorization, prior therapy or step edit requirements) coverage for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and/or challenging the value of list prices charged for medical products. Similarly, the containment of healthcare costs has become a priority for federal, national, and state governments around the world. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.
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
In clinical trials of volixibat, the most common AEs reported in the volixibat treatment group were mild to moderate gastrointestinal (“GI”) events (diarrhea, abdominal pain, nausea and vomiting), vitamin D deficiency, and elevations in liver laboratory values. In the interim analysis of the PBC VANTAGE study, the incidence of diarrhea in patients on volixibat was 77% with all cases mild to moderate; one patient discontinued the study due to an AE of diarrhea. In the VISTAS study in PSC patients, diarrhea was reported in 40% of patients in the volixibat 20 mg treatment group through week 28 compared to 9% on placebo. In the volixibat 20 mg treatment arm, 9% of patients discontinued the study due to AEs compared to 2% on placebo. By week 28, three patients discontinued the study in the volixibat treatment arm due to diarrhea and one patient discontinued the study due to alanine aminotransferase (“ALT”) increases. Patients in the volixibat treatment group experienced more frequent elevations in liver laboratory values of ALT, aspartate aminotransferase (“AST”), alkaline phosphatase (“ALP”), and bilirubin and more AEs related to liver laboratory values such as increased ALT levels, increased blood bilirubin levels and jaundice compared to patients in the placebo group. Evaluation of liver safety and potential hepatotoxicity in VISTAS is being conducted by an independent committee of experts as part of the volixibat clinical program.
The most common adverse reactions for Cholbam (≥1%) are diarrhea, reflux esophagitis, malaise, jaundice, skin lesion, nausea, abdominal pain, intestinal polyp, urinary tract infection, and peripheral neuropathy. The most common (> 20%) AEs seen in patients on chenodiol in the RESTORE clinical trial included diarrhea, constipation and headache.
The most common treatment emergent AEs seen in clinical trials of MRM-3379 in fragile X syndrome include nausea and vomiting, all mild to moderate in severity.
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
In July 2026, following a routine FDA inspection, we received a Form 483 observation related to our and our pharmacovigilance vendor’s failures to ensure certain expedited adverse event reports for our commercial products were submitted within required regulatory timeframes. We plan to remedy these failures and do not expect them to materially impact our business, but if similar failures occur in the future, we could become subject to the events or penalties described above.
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

Even if such regulatory authorities agree with the design and implementation of our clinical trials, such regulatory authorities may change their requirements in the future. In addition, even if the clinical trials are successfully completed, the FDA, EMA or comparable foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. For example, while the VISTAS study was designed with input from the FDA to serve as a pivotal study, during recent communications with the FDA about the submission of an NDA for volixibat for the potential treatment of cholestatic pruritus in PSC, the FDA recommended that we conduct a Phase 3 study. We plan to engage in additional communications with the FDA regarding supporting a potential NDA submission based on the data from the VISTAS study. This engagement process will delay our planned NDA submission timeline and may not satisfactorily address the FDA’s concerns. A potential NDA submission following this FDA engagement process may not be accepted for filing by the FDA or may result in an approval for a narrow PSC patient population, if at all.
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
For example, each indication for which we are evaluating Livmarli, volixibat, MRM-3379, brelovitug and zilurgisertib is a rare disease with limited patient populations from which to draw participants in clinical trials. We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of Livmarli, volixibat, MRM-3379, brelovitug and zilurgisertib. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. In addition, patients may ultimately decide not to enroll in a particular clinical trial for reasons outside of our control. We may seek to conduct clinical trials in countries in which we have not previously conducted trials for our product candidates and in which we have not yet worked with the competent regulatory authorities. As a result, we could face patient recruitment issues in certain countries where such foreign regulatory authorities are not familiar with our product candidates. Additionally, other pharmaceutical companies targeting the same diseases are recruiting clinical trial patients from these patient populations, and have expanded access programs available, which have delayed enrollment in our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays. As a result, we may need to delay the completion of such trials beyond our expected timelines or abandon one or more clinical trials altogether.
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
For example, on December 19, 2025, we, along with certain co-plaintiffs, filed four complaints in the U.S. District Court for the District of Delaware against multiple defendants alleging infringement of certain Orange Book listed patents covering LIVMARLI in connection with ANDAs directed to generic versions of LIVMARLI (the “LIVMARLI Patent Litigations”). For additional information regarding the LIVMARLI Patent Litigations, see Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the heading “Legal Proceedings.” We cannot make any predictions about the final outcome of these matters or the timing thereof.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have three medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred substantial net losses since our inception in May 2018. For the six months ended June 30, 2026 and 2025, we reported a net loss of $857.4 million and $20.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of $1.5 billion.
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
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (sometimes referred to as “TrumpRx”), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the Inflation Reduction Act (“IRA”). Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. It is unclear how any such additional health care reform measures will impact our business.
At the state level, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our approved medicines and our other product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
On December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. The Pharma Package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of eleven years; reshape the incentives regime for orphan medicinal products, by introducing “breakthrough” orphan medicinal products (those addressing diseases with no available medicinal treatment) which will benefit from 11 years of market exclusivity; and expand the “Bolar” exemption to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates. Other legislative initiatives include the proposed SPC Regulation revision, the proposed Critical Medicines Act (for which a provisional political agreement was reached in May 2026), and the proposed Biotech Act.
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
We are aware of two other companies pursuing clinical development and commercialization of therapies that reduce sBA levels via the IBAT pathway. Ipsen has IBATis in clinical development for cholestatic liver disease and Alfasigma has acquired the worldwide exclusive rights to develop, manufacture, and commercialize linerixibat, an IBATi previously developed by GSK.
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
In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Gilead Science’s Livdelzi, and Ipsen’s Iqirvo are approved as a second-line treatment for PBC in patients with inadequate response to ursodeoxycholic acid. We are also aware that Alfasigma’s Lynavoy, another IBATi, is approved for the treatment of cholestatic pruritus due to PBC in the U.S. We are aware of several agents in clinical development for the treatment of PBC including Alfasigma’s Ocaliva and bezafibrate, Assembly Biosciences Inc.’s ABI-6250, Zydus Therapeutics Inc.’s saroglitazar magnesium, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Umecrine Cognition’s golexanolone, Kowa Company Ltd’s K-808, HighTide Therapeutics Inc.’s HTD-1801, Hepagene Therapeutics Inc.’s HPG-1860, Tharimmune Inc.’s TH-104, and Cascade Pharmaceuticals Inc.’s CS-0159.
We are not aware of FDA or European Commission approved therapeutics for the treatment of PSC. We are aware of several agents in clinical development for the treatment of PSC, including Dr. Falk Pharma's Norucholic acid, HighTide Therapeutics Inc.’s HTD-1801, Alfasigma’s Ocaliva, or obeticholic acid, Ipsen’s elafibranor, Assembly Biosciences Inc.’s ABI-6250, NGM Biopharmaceuticals Inc.’s NGM282, Chemomab Therapeutics Ltd.’s CM-101, Cascade Pharmaceuticals Inc.’s CS-0159, LISCure Biosciences Inc.’s LB-P8, Halo Biosciences Inc.’s HB-1614, ProQR Therapeutics N.V.’s AX-0810 and AX-8011, Takeda’s TAK-781, Rectify Pharmaceuticals, Inc.’s RTY-694 and Pliant Therapeutics’ bexotegrast.
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
Bulevirtide, which is commercialized by Gilead Sciences, is approved for commercial sale in the U.S. and EU for the treatment of chronic HDV infection. We are also aware that Huahui Health Ltd.’s Libevitug is approved for the treatment of chronic HDV infection in China and in clinical development for approval in additional geographies. In addition, we are aware that Vir Biotechnology is developing tobevibart in combination with elebsiran for the treatment of chronic HDV. We are aware of several other agents in clinical development for the treatment of chronic HDV including Gilead Science’s GS-4321, Shanghai HEP Pharmaceutical Co., Ltd.’s Hepalatide, Suzhou Ribo Life Science Co., Ltd.'s RBD1016, Assembly Biosciences’s ABI-6250, Huahui Health Ltd.’s HH-1270, Replicor Inc.’s REP 2139-Mg and REP 2139-Ca, and EIT Pharma’s Jitixib® (Lonafarnib).
We are aware Ipsen’s Sohonos is approved in the U.S. for the treatment of FOP. We are not aware of any European Commission approved therapeutics for the treatment of FOP. We are aware of several agents in clinical development for the treatment of FOP including Regeneron Pharmaceuticals Inc.’s garetosmab and Ashibio’s Inc.’s andecaliximab.
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
We are not aware of FDA or European Commission approved therapeutics for the treatment of FXS. We are aware of one other company, Shionogi & Co., LTD., pursuing clinical development of a PDE4D inhibitor (zatomilast/BPN14770) in FXS. We are aware of several other companies pursuing clinical development of therapies for FXS including Harmony Biosciences Inc.’s ZYN002, Allos Pharma Inc.’s Arbaclofen, Healx Ltd.’s Gabaxodol, Spinogenix Inc.’s SPG601, Connecta Therapeutics S.L.’s CTH120, and Servier Pharmaceuticals Inc.’s KER-0193.
Even though we have obtained orphan drug designation for several of our product candidates, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.
Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products (“COMP”), grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the U.S. We also received orphan drug designation for Livmarli for PFIC and ALGS in the EU. In 2025, the FDA and COMP granted orphan drug designation for volixibat for PBC and PSC. The FDA granted orphan drug designation for chenodiol for the treatment of CTX in 2010. COMP granted orphan drug designation for brelovitug for hepatitis D virus infection in 2024. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory authority’s agreed upon pediatric investigation plan (“PIP”). In December 2025, the European Commission, Parliament and Council reached a political agreement on the Pharma Package, which includes proposed changes to the EU orphan medicinal product framework that may modify the length of orphan market exclusivity and change the way in which market exclusivity is awarded to drugs with more than one approved orphan indication. The Pharma Package is subject to formal adoption by the European Parliament and Council and, if adopted, could alter the exclusivity protections currently available for our orphan designated products in the EU. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or European Commission determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient, if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the European Commission may approve another drug for the same indication despite its orphan exclusivity on the basis that it is not a similar medicinal product or if it is considered safer, more effective, or otherwise clinically superior. Conversely, the European Commission may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC and ALGS, and for volixibat for the treatment of PBC, our current orphan drug designations may not provide exclusivity for approval for Livmarli or volixibat for modified or different indications.

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
As of June 30, 2026, we had 433 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold $316.3 million aggregate principal amount of the 2029 Notes, of which approximately $79.0 million aggregate principal amount remain outstanding as of June 30, 2026. In August 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock. In November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million. In January and February 2026, we issued 4,517,062 shares of our common stock in connection with the closing of the Bluejay Acquisition, and may issue up to 522,375 shares of our common stock in the future subject to certain conditions. Further, immediately following the closing of the Bluejay Acquisition, we issued and sold in two private placement offerings an aggregate of (i) 3,385,149 shares of our common stock and (ii) pre-funded warrants to purchase 536,412 shares of our common stock, for aggregate gross proceeds of approximately $268.5 million. In May 2026, we issued and sold $690.0 million aggregate principal amount of the 2032 Notes. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as such.
In addition, the incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
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
Holders of the Notes may, subject to a limited exception described in certain provisions in the Notes and the 2029 Notes Indenture or the indenture relating to the 2032 Notes (the ”2032 Notes Indenture” and, together with the 2029 Notes Indenture, the “Indentures”), between us and U.S. Bank Trust Company, National Association, as applicable, require us to repurchase the Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and agreements governing any future indebtedness may restrict our ability to repurchase the Notes or pay any cash amounts due upon conversion. Our failure to repurchase the Notes or to pay any cash amounts due upon conversion when required will constitute a default under the applicable Indenture. A default under such Indenture or the fundamental change itself could also lead to a default under agreements governing any existing or future indebtedness, including the other Indenture, which may result in any such indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the Notes or any future indebtedness.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.
As of June 30, 2026, we had $769.0 million aggregate principal amount of indebtedness under the Notes.
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
The conditional conversion feature of the Notes may adversely affect our financial condition and operating results, and conversion of our outstanding Notes may result in the dilution of existing stockholders and create downward pressure on the price of our common stock.
The conditional conversion feature of the Notes entitles holders of the Notes to convert the Notes at any time during specified periods at their option if such conditions are met. For example, the conditional conversion feature of the 2029 Notes has been met previously, including for the quarterly period ending June 30, 2026. Consequently, for prior quarterly periods, the 2029 Notes were, and for the quarterly period ending September 30, 2026, the 2029 Notes are, subject to conversion at the election of the holders. If one or more holders elect to convert their 2029 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
Additionally, if we elect to settle such conversion obligation in shares of our common stock or a combination of cash and shares of our common stock as we have done in the past, the issuance of such shares of common stock would dilute the ownership interests of our stockholders and any sales in the public market of such shares of common stock could adversely affect prevailing market prices. Any downward pressure on the price of our common stock caused by the sale or potential sale of shares issuable upon conversion of the Notes could also encourage short sales by third parties, creating additional selling pressure on our stock.
During the three months ended June 30, 2026, the conditional conversion feature of the 2029 Notes was triggered and the 2029 Notes are convertible, in whole or in part, at the option of the holders between July 1, 2026 through September 30, 2026.
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

In addition, the shares underlying the Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share. See Note 2, Summary of Significant Accounting Policies.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2026 to August 4, 2026 has ranged from a low of $75.56 to a high of $128.57. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC in September 2025. For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of June 30, 2026. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. In January and February 2026, we issued 4,517,062 shares of our common stock in connection with the closing of the Bluejay Acquisition, and may issue up to 522,375 shares of our common stock in the future subject to certain conditions. Also, immediately following the closing of the Bluejay Acquisition, we issued and sold in two private placement offerings an aggregate of (i) 3,385,149 shares of our common stock and (ii) pre-funded warrants to purchase 536,412 shares of our common stock, for aggregate gross proceeds of approximately $268.5 million. We registered for resale all the shares of our common stock (or, in the case of the pre-funded warrants, all of the shares of our common stock issuable upon exercise of such pre-funded warrants) that we issued in connection with the Bluejay Acquisition and the private placement offerings immediately following the closing of the Bluejay Acquisition. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
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
In addition, certain provisions in the Notes and the related Indentures could make a third party’s attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under our Indentures, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change under our Indentures, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the Indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
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

4.1
Mirum Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2026).

4.2
Form of Note, representing the Company’s 0.00% Convertible Senior Notes due 2032 (included as Exhibit A to the related Indenture) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2026).

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

Mirum Pharmaceuticals, Inc.

Date: August 5, 2026	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: August 5, 2026	By:	/s/ Eric Bjerkholt
Eric Bjerkholt
Chief Financial Officer (Principal Financial Officer)