Form 10-Q
period 2026-09-30
Mirum Pharmaceuticals, Inc.
filed 2026-11-03
CIK 1759425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of October 30, 2026 was 65,282,044.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Mirum Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$243,188	$296,683
Short-term investments	130,499	86,644
Accounts receivable	156,348	123,330
Inventory	25,486	24,887
Prepaid expenses and other current assets	31,108	18,140
Total current assets	586,629	549,684
Restricted cash	1,735	1,482
Long-term investments	126,768	8,105
Property and equipment, net	3,252	1,862
Operating lease right-of-use assets	11,355	8,741
Intangible assets, net	275,649	260,921
Other assets	21,225	12,018
Total assets	$1,026,613	$842,813
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$13,646	$9,614
Holdback liabilities, current	24,800	—
Accrued expenses and other current liabilities	244,634	196,185
Total current liabilities	283,080	205,799
Operating lease liabilities, noncurrent	9,717	7,516
Convertible notes payable, net, noncurrent	731,250	309,797
Holdback liabilities, noncurrent	44,653	—
Other liabilities	12,099	5,011
Total liabilities	1,080,799	528,123
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 65,209,474 and 51,896,391 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	5
Additional paid-in capital	1,513,555	981,878
Accumulated deficit	(1,565,692)	(667,544)
Accumulated other comprehensive (loss) income	(2,056)	351
Total stockholders’ (deficit) equity	(54,186)	314,690
Total liabilities and stockholders’ (deficit) equity	$1,026,613	$842,813
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product sales, net	$185,721	$133,010	$521,846	$372,380
Operating expenses:
Cost of sales	35,172	25,537	94,325	71,976
Research and development	107,931	42,960	296,369	130,071
Acquired in-process research and development	13,500	—	756,237	5,000
Selling, general and administrative	88,864	61,910	266,663	182,902
Total operating expenses	245,467	130,407	1,413,594	389,949
(Loss) income from operations	(59,746)	2,603	(891,748)	(17,569)
Other income (expense):
Interest income	4,688	3,251	11,940	9,307
Interest expense	(1,606)	(3,606)	(7,840)	(10,791)
Other income (expense), net	16,436	395	(7,798)	2,589
Net (loss) income before provision for income taxes	(40,228)	2,643	(895,446)	(16,464)
Provision for (benefit from) income taxes	538	(262)	2,702	1,169
Net (loss) income	$(40,766)	$2,905	$(898,148)	$(17,633)
Net (loss) income per share, basic	$(0.62)	$0.06	$(14.35)	$(0.35)
Net (loss) income per share, diluted	$(0.87)	$0.05	$(14.35)	$(0.35)
Weighted-average shares of common stock used to compute net loss per share, basic	65,527,401	50,639,231	62,608,658	49,758,104
Weighted-average shares of common stock used to compute net loss per share, diluted	66,049,776	56,993,841	62,608,658	49,758,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(40,766)	$2,905	$(898,148)	$(17,633)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale investments	(1,241)	68	(1,847)	33
Cumulative translation adjustments	(141)	(383)	(560)	377
Comprehensive (loss) income	$(42,148)	$2,590	$(900,555)	$(17,223)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2025	51,896,391	$5	$981,878	$(667,544)	$351	$314,690
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs of $8,600	3,385,149	—	259,948	—	—	259,948
Issuance of common stock in connection with asset acquisition	4,404,190	1	415,270	—	—	415,271
Stock-based compensation in connection with asset acquisition	112,872	—	10,643	—	—	10,643
Issuance of common stock in connection with equity award plans	1,127,563	—	10,131	—	—	10,131
Stock-based compensation	—	—	22,345	—	—	22,345
Net loss	—	—	—	(790,155)	—	(790,155)
Other comprehensive loss	—	—	—	—	(379)	(379)
Balance as of March 31, 2026	60,926,165	$6	$1,700,215	$(1,457,699)	$(28)	$242,494
Issuance of common stock in connection with equity award plans	560,812	—	11,304	—	—	11,304
Issuance of common stock in connection with employee stock purchase plan	47,162	—	2,859	—	—	2,859
Conversion of convertible notes, net	31	—	1	—	—	1
Exchange and repurchase of convertible notes maturing in 2029	—	—	(558,901)	—	—	(558,901)
Shares issued in connection with the exchange and repurchase of convertible notes maturing in 2029	3,220,529	—	329,089	—	—	329,089
Stock-based compensation	—	—	30,605	—	—	30,605
Net loss	—	—	—	(67,227)	—	(67,227)
Other comprehensive loss	—	—	—	—	(646)	(646)
Balance as of June 30, 2026	64,754,699	$6	$1,515,172	$(1,524,926)	$(674)	$(10,422)
Issuance of common stock in connection with equity award plans	454,681	1	7,164	—	—	7,165
Conversion of convertible notes, net	94	—	3	—	—	3
Repurchase of convertible notes maturing in 2029	—	—	(41,980)	—	—	(41,980)
Stock-based compensation	—	—	33,196	—	—	33,196
Net loss	—	—	—	(40,766)	—	(40,766)
Other comprehensive loss	—	—	—	—	(1,382)	(1,382)
Balance as of September 30, 2026	65,209,474	$7	$1,513,555	$(1,565,692)	$(2,056)	$(54,186)

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

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(898,148)	$(17,633)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Stock-based compensation	100,085	52,398
Depreciation and amortization	20,699	18,170
Amortization of debt discount and offering costs	1,962	1,303
Unrealized foreign exchange loss (gain)	1,824	(1,913)
Non-cash lease expense	1,743	1,273
Inventory reserves and firm commitment losses	800	2,889
Fair value of common stock issued in connection with asset acquisition	415,271	—
Debt conversion inducement expense	11,737	—
Change in fair value of holdback liabilities	(5,341)	—
Other	(929)	(1,019)
Change in operating assets and liabilities:
Accounts receivable	(39,690)	(29,047)
Prepaid and other current assets	(12,024)	(11,746)
Inventory	(2,414)	(6,166)
Other assets	(10,085)	(4,026)
Accounts payable, accrued expenses and other liabilities	67,375	46,660
Holdback liabilities	71,529	—
Operating lease liabilities	(1,720)	(1,383)
Net cash (used in) provided by operating activities	(277,326)	49,760
Investing activities
Purchase of investments	(249,375)	(85,923)
Proceeds from maturities of investments	85,939	61,317
Purchase of property and equipment	(1,992)	(354)
Payments made for additions to intangible assets	(35,000)	—
Net cash used in investing activities	(200,428)	(24,960)
Financing activities
Proceeds from issuance of convertible notes, net of issuance costs of $17,954	672,046	—
Exchange and repurchase of 2029 convertible notes	(536,080)	—
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of issuance costs of $8,600	259,948	—
Proceeds from issuance of common stock pursuant to equity plans	31,260	31,143
Net cash provided by financing activities	427,174	31,143
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,662)	3,630
Net (decrease) increase in cash, cash equivalents and restricted cash	(53,242)	59,573
Cash, cash equivalents and restricted cash at beginning of period	298,165	222,928
Cash, cash equivalents and restricted cash at end of period	$244,923	$282,501
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mirum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Operating cash flows paid for operating leases	$2,398	$1,904
Cash paid for interest	$7,003	$6,325
Cash paid for income taxes	$3,281	$2,151
Net operating liabilities, excluding cash acquired, assumed in connection with asset acquisition	$9,561	$—
Non-cash operating, investing and financing activities:
Reduction in additional paid-in capital related to the exchange and repurchase of notes maturing in 2029	$600,881	$—
Shares issued in connection with the exchange and repurchase of convertible notes maturing in 2029	$329,089	$—
Accrued milestone payments classified as intangible assets, net	$35,000	$—
Right-of-use assets obtained in exchange for lease liabilities	$4,472	$1,673
Decrease in ROU assets and lease liabilities due to lease modification	$—	$649
Stock option exercise proceeds receivable	$199	$—
Stock-based compensation capitalized to inventory	$571	$543
Conversion of convertible notes, net into shares of common stock	$4	$17
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
The Company has four approved medicines: LIVMARLI® (maralixibat) (“Livmarli”), Cholbam® (cholic acid) capsules (“Cholbam”), CTEXLI® (chenodiol) tablets (“Ctexli”), and ATEBRIOZ® (zilurgisertib) (“Atebrioz”).
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
In September 2026, the FDA approved zilurgisertib, an oral small molecule ALK2 inhibitor, to reduce the volume of total new heterotopic ossification in adult and pediatric patients aged 12 years and older with fibrodysplasia ossificans progressiva (“FOP”). Zilurgisertib is commercialized in the U.S. under the brand name Atebrioz.
The Company’s development pipeline consists of the clinical-stage product candidates volixibat, brelovitug and MRM-3379, and indication expansion opportunities for Livmarli and Atebrioz.
The Company commenced significant operations in November 2018. The Company views its operations and manages its business as one operating segment and has determined its operating segment on the same basis that it uses to evaluate its performance internally.
Liquidity
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. As of September 30, 2026, the Company had an accumulated deficit of $1.6 billion and unrestricted cash, cash equivalents and investments of $500.5 million. The Company’s 4.00% convertible senior subordinated notes due 2029 (the “2029 Notes”) are convertible at the option of the holders during the fourth quarter of 2026. If holders of the 2029 Notes elect to convert, the Company may elect to settle such conversions in cash, common stock or a combination of the two. The Company’s 0.00% convertible senior subordinated notes due 2032 (the “2032 Notes”) are not convertible at the option of the holders during the fourth quarter of 2026. The Company believes that its unrestricted cash, cash equivalents and investments of $500.5 million as of September 30, 2026, provide sufficient capital resources to continue its operations for at least twelve months from the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
The Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 reflect the Company’s estimates of the impact of the geopolitical and macroeconomic environment, including the impact of inflation, tariffs and trade tensions, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Reclassifications
Amounts related to pre-commercialization milestone payments in connection with in-process research and development projects acquired with no alternative future use in a transaction accounted for as an asset acquisition in the statement of operations for the nine months ended September 30, 2025 have been reclassified to conform to the current presentation.
Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies during the nine months ended September 30, 2026, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in the Annual Report.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2026	2025
Cash and cash equivalents	$243,188	$282,021
Restricted cash	1,735	480
Total cash, cash equivalents, and restricted cash	$244,923	$282,501
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
As of September 30, 2026 and December 31, 2025, the Company did not have any customer who individually accounted for 10% or more of accounts receivable. For the three and nine months ended September 30, 2026 and 2025, the Company did not have revenue attributable to any one customer in excess of 10% of sales.
Accounts Receivable
The Company has accounts receivable amounts due from product sales. The Company may also have accounts receivable amounts due from license agreements for milestones achieved, but not yet paid. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience and other relevant information that is available to the Company. There was no allowance for credit losses as of September 30, 2026. Bad debt expense was not material for the nine months ended September 30, 2026. No bad debt expense was recognized for the three months ended September 30, 2026, and three and nine months ended September 30, 2025.
Convertible Notes
The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The Company accounts for its convertible notes (refer to Note 9) as a long-term liability equal to the proceeds received from issuance, including any embedded conversion features, net of the unamortized debt discount and offering costs in the accompanying consolidated balance sheets. The debt issuance and offering costs are amortized over the contractual term of the convertible notes, using the effective interest method, as interest expense in the accompanying condensed consolidated statements of operations.
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
Other Incentives: Other incentives include a branded co-pay assistance program for eligible patients with commercial insurance in the U.S. The branded co-pay assistance program assists commercially insured patients who have coverage for the Company’s approved medicines and is intended to reduce each participating patient’s portion of the financial responsibility of the purchase price up to a specified dollar amount of assistance. The calculation of the accrual for co-pay assistance is based upon an identification of claims and the cost per claim associated with product that has been recognized as revenue. The Company records amounts paid under the brand specific co-pay assistance program for each patient as a reduction of revenue from product sales.
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
The Company relies on a specialty pharmacy for all of its sales of its approved medicines in each of the U.S. and Canada. Outside of North America, the Company’s approved medicines are sold to its authorized distributors, licensed partners or directly to government purchasers or hospitals, which act as end users. For revenues from distributors and the Company’s licensed partner in Japan, Takeda Pharmaceutical Company Limited (“Takeda”), the Company records net product sales at the time control of the product is transferred, based on the estimated variable consideration. The transaction price, which may include fixed or variable consideration, may be subject to constraint and is included in the product sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. The Company recognizes its best estimate of the consideration expected to be received when control of the inventory is transferred. Such estimates may be complex and include estimates as to if and when the distributors and licensed partner’s sales in the market will occur. Estimates are reviewed and updated as additional information, including in-market sales information of the Company’s authorized distributors and licensed partners, becomes known. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The Company is entitled to payment in connection with the supply of product under standard industry payment terms. Actual consideration amounts are determined and settled generally quarterly or annually. If the consideration received or receivable exceeds the Company’s estimates of product sales, the Company recognizes a liability. If the estimated product sales exceed the payment received or receivable, the Company records a receivable or contract asset related to the amounts not yet collected, depending on the circumstances. As of September 30, 2026 and December 31, 2025, the Company did not have any contract assets and recorded a liability of $5.9 million and $3.6 million, respectively, related to consideration received in excess of the Company’s estimated net product sales.
Liabilities associated with sales deductions are included in accrued expenses and other current liabilities or in other liabilities on the accompanying unaudited condensed consolidated balance sheets depending on contractual settlement timelines.
The following table represents total revenues and disaggregates Product sales, net by approved medicine (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales, net:
Livmarli	$133,447	$92,235	$375,972	$253,619
Bile Acid Medicines	52,274	40,775	145,874	118,761
Total product sales, net	$185,721	$133,010	$521,846	$372,380
The following table sets forth Product sales, net by geographic area based on the ship-to location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$150,623	$103,713	$416,888	$286,167
Rest of the world	35,098	29,297	104,958	86,213
Total product sales, net	$185,721	$133,010	$521,846	$372,380
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
Foreign currency transaction gains and losses are included in other income (expense), net in the unaudited condensed consolidated statements of operations. Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of the Company’s subsidiary that recorded the transaction. Unrealized foreign exchange gains and losses amounted to a $0.2 million gain and $1.8 million loss for the three and nine months ended September 30, 2026, respectively, and a gain of $0.6 million and $1.9 million for the three and nine months ended September 30, 2025, respectively. Realized foreign exchange gains and losses amounted to a $0.1 million loss and $0.8 million gain for the three and nine months ended September 30, 2026, respectively, and a loss of $0.2 million and $1.0 million for the three and nine months ended September 30, 2025, respectively.
Net (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing net loss by the weighted-average shares of common stock outstanding for the period, without consideration for potentially dilutive securities. The pre-funded warrants issued in January 2026 (refer to Note 10) were included in the calculation of basic weighted-average shares of common stock used to compute net (loss) income per share for the three and nine months ended September 30, 2026 as they are issuable for immaterial cash consideration. Diluted net (loss) income per share is computed by dividing the net loss by the weighted-average shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Diluted net (loss) income per share excludes the potential impact of the Company’s common stock subject to repurchase, common stock options, restricted stock units, contingently issuable employee stock purchase plan shares, common stock issuable upon conversion of convertible notes and contingently issuable shares for holdback liabilities to the extent their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income, basic	$(40,766)	$2,905	$(898,148)	$(17,633)
Add: gain from change in fair value of indemnification equity holdback liability	(16,501)	—	—	—
Net (loss) income, diluted	$(57,267)	$2,905	$(898,148)	$(17,633)

Denominator:
Weighted-average shares of common stock outstanding	64,990,989	50,639,231	62,115,473	49,758,104
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	536,412	—	493,185	—
Weighted average shares of common stock used to compute net (loss) income per share, basic	65,527,401	50,639,231	62,608,658	49,758,104
Effect of dilutive securities:
Options to purchase common stock and restricted stock units	—	6,339,795	—	—
Employee stock purchase plan contingently issuable	—	14,815	—	—
Indemnity holdback	522,375	—	—	—
Weighted average shares of common stock used to compute net (loss) income per share, diluted	66,049,776	56,993,841	62,608,658	49,758,104

Net (loss) income per share, basic	$(0.62)	$0.06	$(14.35)	$(0.35)
Net (loss) income per share, diluted	$(0.87)	$0.05	$(14.35)	$(0.35)
The following outstanding potential dilutive shares have been excluded from the calculation of diluted net (loss) income per share for each period presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock and restricted stock units	10,726,582	1,881,060	10,726,582	11,183,252
Common stock issuable upon conversion of convertible notes	6,826,045	9,963,711	6,826,045	9,963,711
Indemnity holdback	—	—	522,375	—
Employee stock purchase plan contingently issuable	36,109	—	36,109	50,124
Total	17,588,736	11,844,771	18,111,111	21,197,087
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

Intangible assets are measured at their fair values as of the acquisition date. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis. The Company tests its finite-lived intangible assets for impairment annually or if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If it is determined that the asset is impaired, the carrying value is written down to its estimated fair value, with the related impairment charge recognized in the consolidated statements of operations in the period in which the impairment occurs.
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
If it is determined that the net assets acquired do not meet the definition of a business combination under the acquisition method of accounting or if substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets, the transaction is accounted for as an asset acquisition using the cost accumulation method. In an asset acquisition, no goodwill is recognized and contingent consideration generally is not recognized at the acquisition date. Upfront payments allocated to IPR&D projects at the acquisition date and subsequent pre-commercialization milestone payments are expensed as incurred in the statements of operations unless there is an alternative future use. Regulatory approval and commercial milestones are recorded as intangible assets when they are paid or payable.
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
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 expands an existing scope exception under Topic 815 to exclude non-exchange-traded contracts where the underlying is based on the operations or activities specific to one of the parties to the contract. The Company early adopted the standard as of January 1, 2026 on a prospective basis. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.
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
3. Fair Value Measurements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$159,483	$—	$—	$159,483
U.S. treasury bills	19,810	—	—	19,810
Corporate debt securities	—	128,185	—	128,185
U.S. government bonds	—	90,976	—	90,976
Agency bonds	—	16,319	—	16,319
Commercial paper	—	11,963	—	11,963
Total financial assets	$179,293	$247,443	$—	$426,736
Financial liabilities:
Indemnification equity holdback	—	—	44,653	44,653
Total financial liabilities	$—	$—	$44,653	$44,653

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$254,376	$—	$—	$254,376
Corporate debt securities	—	72,277	—	72,277
U.S. government bonds	—	17,016	—	17,016
Commercial paper	—	5,456	—	5,456
Total financial assets	$254,376	$94,749	$—	$349,125
The carrying amounts of certain financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses as of September 30, 2026 and December 31, 2025 approximate their related fair values due to their short-term nature.
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

Holdback Liabilities
In January 2026, in connection with the acquisition of Bluejay (refer to Note 6 for further information), the Company recorded at fair value liabilities related to the Company’s common stock issuable upon satisfaction of certain indemnification obligations(1). The Company assesses the fair value of the liabilities each reporting period until resolution of the related contingency, with changes in fair value recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations.
The following table provides a summary of the changes in the estimated fair value, which are classified as Level 3 of the fair value hierarchy (in thousands):

Balance at January 1, 2026	$—
Initial recognition	49,255
Change in fair value	(998)
Balance at March 31, 2026	48,257
Change in fair value	12,897
Balance at June 30, 2026	61,154
Change in fair value	(16,501)
Balance at September 30, 2026	$44,653
__________________
(1)Fair value estimated based on the value of the Company’s common stock in addition to the probability of indemnification adjustments being incurred.
The Indemnification Equity Holdback liability is included in Holdback liabilities, noncurrent in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026.
4. Financial Instruments
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$159,483	$—	$—	$159,483
U.S. treasury bills	19,821	—	(11)	19,810
Corporate debt securities	129,109	—	(924)	128,185
U.S. government bonds	91,567	—	(591)	90,976
Agency bonds	16,500	—	(181)	16,319
Commercial paper	11,963	—	—	11,963
Total cash equivalents and investments	$428,443	$—	$(1,707)	$426,736
Classified as:
Cash equivalents				$169,469
Short-term investments				130,499
Long-term investments				126,768
Total cash equivalents and investments				$426,736

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents and investments:
Money market funds	$254,376	$—	$—	$254,376
Corporate debt securities	72,170	107	—	72,277
U.S. government bonds	16,984	32	—	17,016
Commercial paper	5,455	1	—	5,456
Total cash equivalents and investments	$348,985	$140	$—	$349,125
Classified as:
Cash equivalents				$254,376
Short-term investments				86,644
Long-term investments				8,105
Total cash equivalents and investments				$349,125
As of September 30, 2026, the remaining contractual maturities of available-for-sale debt securities were as follows (in thousands):

Estimated Fair Value
Due within one year	$140,485
One to two years	126,768
Total	$267,253
During the three and nine months ended September 30, 2026 and 2025, there have been no material realized gains or losses on available-for-sale investments, no investments have been in a continuous unrealized loss position for more than 12 months, and the Company did not recognize any credit losses on these securities. The unrealized losses on these securities were primarily attributable to the current interest rate environment rather than deterioration in the credit quality of the issuers. The Company has the intent and ability to hold such securities until maturity.

5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$2,924	$2,898
Work in progress	18,526	18,473
Finished goods	4,036	3,516
Total inventory	$25,486	$24,887
Intangible Assets, Net
The components of the Company’s intangible assets were as follows (in thousands, except for weighted-average remaining amortization period):

	September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$129,000	$(17,459)	$111,541	11.4
Developed technology	226,620	(62,512)	164,108	9.0
Assembled workforce	970	(970)	—	0.0
Total intangible assets	$356,590	$(80,941)	$275,649	10.0

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period (Years)
Commercial milestones	$94,000	$(11,660)	$82,340	11.5
Developed technology	226,620	(48,255)	178,365	9.7
Assembled workforce	970	(754)	216	0.7
Total intangible assets	$321,590	$(60,669)	$260,921	10.3
Amortization expense was $6.8 million and $20.3 million for the three and nine months ended September 30, 2026, respectively, and $6.0 million and $17.9 million for the three and nine months ended September 30, 2025, respectively. Amortization expense was included in cost of sales in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the estimated future amortization expense associated with the Company’s intangible assets as of September 30, 2026 (in thousands):

Amount
2026 (remaining three months)	7,397
2027	29,588
2028	29,588
2029	29,588
2030	29,588
Thereafter	149,900
$275,649

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued sales deductions and other	$69,052	$51,375
Accrued compensation and related benefits	40,528	47,276
Accrued contract manufacturing and non-clinical costs	26,628	8,721
Accrued clinical trials	23,829	13,959
Accrued professional service fees	23,727	17,292
Accrued royalties payable	20,184	16,208
Operating lease liabilities, current	2,595	2,139
Accrued loss on firm purchase commitments	2,107	2,107
Accrued interest	984	2,108
Accrued milestone payments	35,000	35,000
Total accrued expenses and other current liabilities	$244,634	$196,185
Other liabilities
Other liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Noncurrent accrued sales deductions	$9,701	$3,586
Noncurrent accrued loss on firm purchase commitments	1,425	1,425
Other	973	—
Total other liabilities	$12,099	$5,011
6. Asset Acquisitions
License Agreement with third party
In September 2026, the Company entered into a license agreement under which the Company obtained the right to develop and commercialize a clinical-stage small molecule compound outside of China. The Company made an upfront payment of $13.5 million. In addition, the Company is obligated to pay development and regulatory milestones of up to $32.5 million, commercial milestones of up to $525.0 million and royalties ranging from mid-single digit to low-double digit percentage range.
The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business and substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. The Company determined that the intellectual property assets acquired did not have an alternative future use and were not deemed to be commercially viable. The Company recorded a $13.5 million charge, representing the acquired IPR&D asset to acquired in-process research and development expense in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
License Agreement with Incyte Corporation
In April 2026, the Company entered into a license agreement with Incyte Corporation, under which the Company obtained the right to develop and commercialize zilurgisertib worldwide. Zilurgisertib is an oral small molecule ALK2 inhibitor in development for the treatment of FOP. The Company made an upfront payment of $16.0 million in April 2026. In addition, the Company is obligated to pay royalties in the mid-to-high single digit percentage range and additional regulatory milestones of up to $48.0 million, including $25.0 million upon FDA approval, and commercial milestones of up to $15.0 million.
The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business and substantially all the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, namely, zilurgisertib. The Company determined that the intellectual property assets acquired did not have an alternative future use and were not deemed to be commercially viable. The Company recorded a $16.4 million charge, representing the acquired IPR&D asset and the related transaction costs to acquired in-process research and development expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026.
As of September 30, 2026, the Company accrued $25.0 million for the achievement of a regulatory milestone associated with FDA approval of Atebrioz, which was recognized as an intangible asset in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026 and paid in October 2026.
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
The Company accounted for the Bluejay Acquisition as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single IPR&D asset. The net assets acquired were measured and recognized as an allocation of the transaction price based on their relative fair values as of the transaction date. The acquired IPR&D and related assembled workforce were determined to have no alternative future use and, accordingly, the cost of the acquisition of those assets were recorded as acquired in-process research and development expense as of the acquisition date. The Company estimated the fair value of the IPR&D asset using the discounted cash flow method. This approach incorporates estimates and assumptions related to the forecasted results including, but not limited to, estimates and assumptions regarding revenues, expenses, and discount rate to estimate future cash flows. During the nine months ended September 30, 2026, the Company recorded a $726.3 million charge, representing an acquired IPR&D asset with no alternative future use, to acquired in-process research and development, as well as stock-based compensation of $34.7 million related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition, with $19.3 million recorded in selling, general and administrative expenses and $15.4 million in research and development expenses in the unaudited condensed consolidated statements of operations. In connection with the Bluejay Acquisition, the Company recorded $44.8 million of net assets acquired.
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
Novartis License
Through the Bluejay Acquisition, the Company was assigned a license agreement with Novartis Pharma AG (“Novartis”) pursuant to which the Company obtained a worldwide license to develop and commercialize brelovitug from Novartis in June 2021. Under the terms of the license agreement, the Company is obligated to pay up to $4.0 million in remaining development milestones and up to $27.0 million in commercial milestones. The Company is also obligated to pay commercial royalties of mid-single digit percent of sales to Novartis. In addition, the license agreement contained a $4.0 million business milestone payment in the event of a change of control which was payable upon the closing of the Bluejay Acquisition in January 2026. The accrued milestone was included in liabilities assumed at the closing of the Bluejay Acquisition. Through September 30, 2026, the Company paid the $4.0 million change of control payment and no further milestones have been achieved.
License Agreement with Enthorin Therapeutics, LLC
In October 2024, the Company entered into a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC (“Enthorin”), under which the Company acquired the worldwide rights to develop, manufacture and commercialize a compound designated as ENT-3379, renamed MRM-3379, in exchange for an upfront payment of $7.5 million and up to an additional $217.5 million upon the achievement of regulatory and sales-based milestones as well as mid-single digit percent royalties on any future sales of MRM-3379. Through September 30, 2026, no milestones have been achieved.
Asset Purchase Agreement with Travere Therapeutics, Inc.
On August 31, 2023, the Company completed the acquisition of assets of Travere Therapeutics, Inc. (“Travere”). In accordance with the terms and conditions of the Asset Purchase Agreement entered into with Travere, the Company purchased from Travere substantially all of the assets related to its business of development, manufacturing (including synthesis, formulation, finishing or packaging) and commercialization of the Bile Acid Medicines. The Company paid $210.4 million upon closing of the transaction, and up to an additional $235.0 million is payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Bile Acid Medicines. Through September 30, 2026, the Company paid or accrued $35.0 million for the achievement of product sales milestones associated with this agreement.
The Company is obligated to pay tiered royalties, based on licensing agreements acquired with the Bile Acid Medicines, with rates ranging from high single digit to mid-teens based on net sales of the Bile Acid Medicines.

Assignment and License Agreement with Shire International GmbH (Takeda)
In November 2018, the Company entered into an Assignment and License Agreement (the “Shire Agreement”) with Shire International GmbH (“Shire”), which was subsequently acquired by Takeda. Under the terms of the Shire Agreement, Shire granted the Company an exclusive, royalty bearing worldwide license to develop and commercialize its two product candidates, Livmarli and volixibat. As part of the Shire Agreement, the Company was assigned license agreements held by Shire with Satiogen Pharmaceuticals, Inc. (“Satiogen”), Pfizer Inc. (“Pfizer”) and Sanofi-Aventis Deutschland GmbH (“Sanofi”). The Company has the right to sublicense under the Shire Agreement and additionally has the right to sublicense under the Satiogen, Pfizer and Sanofi licenses subject to the terms of those license agreements.
The Company is obligated to pay Shire up to an aggregate of $109.5 million upon the achievement of certain clinical development and regulatory milestones for Livmarli in certain indications and an additional $25.0 million upon regulatory approval of Livmarli for each and every other indication. In addition, the Company is required to pay up to an aggregate of $30.0 million upon the achievement of certain clinical development and regulatory milestones for volixibat solely for the first indication sought. Upon commercialization, the Company is obligated to pay Shire commercial milestones on total licensed products up to an aggregate of $30.0 million. Through September 30, 2026 under this agreement, the Company paid or accrued $101.5 million for the achievement of various clinical development, regulatory and commercial milestones.
The Company is also obligated to pay tiered royalties with rates ranging from low-double digits to mid-teens based upon annual worldwide net sales for all licensed products; however, these royalties are reduced in part by royalties due under the Satiogen and Sanofi licenses, as discussed below, related to Livmarli and volixibat, as applicable. The Company’s royalty obligations will continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country, expiration of any regulatory exclusivity for the licensed product in a country and ten years after the first commercial sale of a licensed product in such country. During the nine months ended September 30, 2025, the Company achieved the $10.0 million regulatory milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC five years of age and older (now twelve months of age and older) by the FDA and the $10.0 million regulatory milestone associated with the approval of Livmarli for the treatment of cholestatic pruritus in patients with PFIC three months and older by the European Medicines Agency, both of which were capitalized as intangible assets. During the nine months ended September 30, 2025, the Company achieved a $5.0 million development milestone related to maralixibat, which was recognized in acquired in-process research and development expense in the accompanying unaudited condensed consolidated statements of operations. In addition, as of December 31, 2025, the Company accrued $10.0 million for the achievement of a commercial milestone associated with product sales, which was recognized as an intangible asset. There were no volixibat development and regulatory milestones achieved during the three and nine months ended September 30, 2026 and 2025.
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
Sanofi License
Through the Shire Agreement, the Company was assigned a license agreement with Sanofi pursuant to which the Company obtained an exclusive, worldwide license to certain patents and know-how with the right to sublicense to a third party subject to certain financial considerations. The Company is obligated to pay up to an aggregate of $36.0 million upon the achievement of certain regulatory, commercialization and product sales milestones. Additionally, upon commercialization, the Company is required to pay tiered royalties in the mid to high single-digit range based upon net sales of licensed products sold by the Company and sublicensees in a calendar year, subject to adjustments in certain circumstances. The Company’s royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in a licensed patent covering the applicable licensed product in such country and ten years after the first commercial sale of a licensed product in such country. Royalty obligations under the Sanofi license are creditable against the royalty obligations to Shire under the Shire Agreement. The Company has not paid milestone payments pursuant to this agreement for the periods presented. Through September 30, 2026, no milestones have been achieved.

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
8. Leases
The Company has operating leases for office spaces in various global locations, including its headquarters in Foster City, California, the lease for which was entered into in January 2024 with an initial lease term of approximately five years (the “Initial Lease”). In January 2026, the Company amended the Initial Lease (the “Amended Agreement”) to expand its headquarters by approximately 19,400 square feet (the “Expanded Space”) with a lease term of approximately five years from the commencement date. The Amended Agreement also extends the lease term of the Initial Lease to be coterminous with the Expanded Space. The extension of the lease term of the Initial Lease resulted in the addition of $3.4 million of right-of-use assets and lease liabilities during the nine months ended September 30, 2026. The addition of the Expanded Space will result in approximately $5.8 million of incremental base rent payments over the lease term at the time of lease commencement.
The following tables contain a summary of other information and the undiscounted future minimum payments pertaining to the Company’s operating leases that had commenced as of the end of the periods presented:

September 30, 2026
Weighted-average incremental borrowing rate	7.5%
Weighted-average remaining lease term (in years)	4.6 years

Undiscounted Rent Payments
as of September 30, 2026
(in thousands)
2026 (remaining three months)	$823
2027	3,423
2028	2,857
2029	2,924
2030	2,709
Thereafter	1,821
Total undiscounted lease payments	14,557
Less: imputed interest	(2,245)
Total lease liability	$12,312
Rent expense was $0.8 million and $2.4 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2025, respectively. Variable lease payments for operating expenses for the three and nine months ended September 30, 2026 and September 30, 2025 were not material.
9. Convertible Notes
As of September 30, 2026, the Company had outstanding fixed-rate convertible notes with varying maturities for an aggregate principal amount of $749.0 million (collectively the “Notes”). The Notes are senior subordinated convertible obligations, and interest, where applicable, is payable in arrears, semi-annually. Except as described below, the 2029 Notes are described in Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report.
The Notes consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
4.00% senior subordinated convertible notes due in May 2029	$59,035	$316,226
Unamortized debt discount and issuance costs	(946)	(6,429)
2029 Notes, net	58,089	309,797

0.00% senior subordinated convertible notes due in June 2032	690,000	—
Unamortized debt discount and issuance costs	(16,839)	—
2032 Notes, net	673,161	—

Total convertible notes payable, net	$731,250	$309,797

Fair value of fixed rate convertible notes (1):
2029 Notes	$161,765	$818,485
2032 Notes	620,662	—
Total fair value of fixed rate convertible notes	$782,427	$818,485
__________________
(1)The fair values were determined based on the quoted price of the convertible notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy.
For the fourth quarter of 2024, for each of the quarters of 2025 and for the first, second and third quarters of 2026, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days ended on each respective quarter end. As a result, for the quarterly periods ended March 31, 2026, June 30, 2026 and September 30, 2026, the 2029 Notes were, and for the quarterly period ending December 31, 2026, the 2029 Notes are, convertible at the option of the holders of the 2029 Notes.
The Company amortizes issuance costs related to the issuance of the Notes to interest expense over the term of the Notes using the effective interest method. As of September 30, 2026, the remaining amortization period of the debt issuance costs was approximately 2.6 years and 5.7 years, respectively for the 2029 Notes and the 2032 Notes, and the effective interest rates were 4.6% and 0.4%, respectively for the 2029 Notes and the 2032 Notes.
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Coupon interest expense	$757	$3,163	$5,878	$9,488
Amortization of debt discount and issuance costs	849	443	1,962	1,303
Total interest expense on convertible notes	$1,606	$3,606	$7,840	$10,791
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
2029 Notes
Induced conversions of the 2029 Notes
In May 2026, the Company entered into privately negotiated exchange and repurchase transactions with certain noteholders of its 2029 Notes. Pursuant to these transactions, the Company paid $474.7 million in cash, including accrued and unpaid interest of $0.3 million, and issued 3,220,529 shares of the Company’s common stock, with such common stock having an aggregate fair value of $329.1 million, in exchange for $237.2 million aggregate principal amount of the 2029 Notes. The transactions were completed concurrently with the issuance of the Company’s 2032 Notes. The carrying amount of the 2029 Notes subject to the transactions, including $4.3 million of unamortized debt issuance costs, was transferred to equity with no gain or loss recognized. The exchange and repurchase transactions resulted in a decrease in additional paid-in capital of $558.9 million.
In September 2026, the Company entered into privately negotiated repurchase transactions with certain noteholders of its 2029 Notes. Pursuant to these transactions, the Company paid $62.0 million in cash, including accrued and unpaid interest of $0.3 million, in exchange for $20.0 million aggregate principal amount of the 2029 Notes. The carrying amount of the 2029 Notes subject to the transactions, including $0.3 million of unamortized debt issuance costs, was transferred to equity with no gain or loss recognized. The repurchase transaction resulted in a decrease in additional paid-in capital of $42.0 million.
As part of each of the May and September 2026 transactions, the Company extended limited-time inducement offers that provided noteholders with consideration, the fair value of which exceeded the value that would have been received under the original conversion terms of the 2029 Notes, resulting in incremental value to the noteholders. The fair value of the total consideration transferred in the May transactions was determined based on the quoted market price of the Company’s common stock on May 12, 2026, the date the May inducement offers were accepted.
The transactions were accounted for as induced conversions. The Company recognized debt conversion inducement expense of $0.1 million and $11.7 million during the three and nine months ended September 30, 2026, respectively, measured as the fair value of the incremental consideration transferred to noteholders in excess of the consideration issuable under the original conversion terms of the 2029 Notes. Debt conversion inducement expense is included in other income (expense), net in the Company’s unaudited condensed consolidated statements of operations.
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
Each pre-funded warrant has an exercise price equal to $0.0001 per underlying share of common stock. The pre-funded warrants are exercisable at any time after their original issuance and may be exercised at any time until exercised in full. The Company may not effect the exercise of any pre-funded warrants and the selling stockholder that holds pre-funded warrants (together with its affiliates and other attribution parties) may not exercise any portion of a pre-funded warrant to the extent that, immediately after giving effect to such exercise, the holder would own more than 9.99% of the Company’s outstanding common stock, which percentage may be increased or decreased at the holder’s option (not to exceed 19.99%) upon 61 days’ notice to the Company, subject to the terms of the pre-funded warrants. As of September 30, 2026, none of the Warrant Shares were exercised.
On August 12, 2025, the Company filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which the Company registered for sale from time to time in one or more offerings an unlimited amount of any combination of the Company’s common stock, preferred stock, debt securities and warrants, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of September 30, 2026, the Company had not issued any securities pursuant to the automatic shelf registration statement.
On November 2, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $200.0 million of its common stock through the Sales Agents in an “at-the-market” offering. The Company is not required to sell shares under the 2023 Sales Agreement. Sales of the Company’s common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Company will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through such Sales Agent pursuant to the 2023 Sales Agreement. As of September 30, 2026, the Company had not issued any securities pursuant to the 2023 Sales Agreement.
Common Stock Reserved for Issuance
Common stock reserved for issuance is as follows:

As of September 30, 2026
Stock options, restricted stock units and performance stock units issued and outstanding	10,726,582
Shares available for future stock awards or option grants	4,178,261
Shares available for issuance under the employee stock purchase plan	2,230,820
Common stock issuable upon conversion of convertible notes including make-whole provision	8,966,831
Common stock issuable upon exercise of Warrant Shares	536,412
Common stock held back in connection with asset acquisition	522,375
27,161,281
11. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2026 (in thousands, except share and per share data):

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	8,958,491	$25.41	6.5	$479,984
Granted	967,501	$100.74
Exercised	(1,266,489)	$22.58
Canceled and forfeited	(159,053)	$53.84
Outstanding as of September 30, 2026	8,500,450	$33.88	6.2	$452,867
Vested and exercisable as of September 30, 2026	5,818,545	$21.00	5.2	$375,183
The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2026 and 2025 was $58.34 and $31.86 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $97.5 million and $94.1 million, respectively. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the date of exercise. As of September 30, 2026, the total unrecognized stock-based compensation related to unvested stock option awards granted was $89.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

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
The following assumptions were used to estimate the fair value of stock option awards granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	5.50-6.08	6.08-6.08	5.50-6.08	5.50-6.08
Expected volatility	51.47%-53.53%	68.98%-69.30%	51.47%-67.69%	68.98%-71.31%
Risk-free interest rate	4.37%-4.80%	3.69%-4.03%	3.68%-4.80%	3.69%-4.65%
Expected dividend yield	—	—	—	—
Restricted Stock Units
The following table summarizes the activity under the Company’s restricted stock units for the nine months ended September 30, 2026:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2025	1,415,919	$39.08
Granted	1,049,548	$100.74
Vested	(622,288)	$34.07
Canceled and forfeited	(94,605)	$65.00
Unvested and outstanding as of September 30, 2026	1,748,574	$76.48
The fair value of restricted stock unit awards granted to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.
As of September 30, 2026, the total unrecognized stock-based compensation related to restricted stock unit awards granted was $99.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
Performance Stock Units
The fair value of performance stock units (“PSUs”) granted to employees is equal to the closing market price of the Company’s common stock on the grant date. PSUs vest only if certain specified sales-based criteria are achieved and the employees continue service with the Company. As of September 30, 2026, certain specified sales-based criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. PSUs generally vest over a three-year service period. The number of shares earned is adjusted based on the specified sales-based criteria achievement.
The following table summarizes the activity under the Company’s performance stock units for the nine months ended September 30, 2026:

	Number of Awards	Weighted-Average Grant Date Fair Value per Award
Unvested and outstanding as of December 31, 2025	353,743	$34.91
Granted	388,034	$73.31
Vested	(254,279)	$25.75
Canceled and forfeited	(9,940)	$100.85
Unvested and outstanding as of September 30, 2026	477,558	$69.62
As of September 30, 2026, the total unrecognized stock-based compensation related to performance stock units granted was $29.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.
Compensation Expense
Total stock-based compensation is reflected in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$18,459	$12,122	$67,283	$32,971
Research and development	14,296	5,676	52,712	18,529
Cost of sales	554	329	1,363	898
Total	$33,309	$18,127	$121,358	$52,398
Stock-based compensation for the nine months ended September 30, 2026 includes $19.3 million and $15.4 million in selling, general and administrative and research and development, respectively, related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition (refer to Note 6). This amount was recognized as stock-based compensation expense of the post-combination entity immediately after closing of the Bluejay Acquisition, as the related consideration paid and payable is not subject to any future service period.
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

The Company’s CODM is regularly provided with entity-wide expense categories similar to those found in the consolidated statements of operations, as well as the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product sales, net	$185,721	$133,010	$521,846	$372,380
Less:
Cost of sales (excluding intangible amortization)	28,487	19,643	74,270	54,294
General and administrative expenses (excluding stock-based compensation)	18,264	13,189	54,817	37,960
Commercialization and Medical Affairs expenses (excluding stock-based compensation)	52,141	36,599	144,563	111,971
Research and development expenses (excluding stock-based compensation)	93,635	37,284	243,657	111,542
Acquired IPR&D	13,500	—	756,237	5,000
Stock-based compensation	32,755	17,798	119,995	51,500
Intangible amortization	6,685	5,894	20,055	17,682
(Loss) income from operations	$(59,746)	$2,603	$(891,748)	$(17,569)
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
Legal Proceedings
On December 19, 2025, the Company, along with Satiogen Pharmaceuticals, Inc. and Shire Human Genetic Therapies, Inc. as co-plaintiffs, filed four complaints against Sandoz Inc. (“Sandoz”); Annora Pharma Private Limited, Hetero Labs Limited, and Hetero USA Inc. (together, “Hetero”); Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited (as used in this paragraph, together, “Biophore”); and Zydus Lifesciences Global FZE, Zydus Lifesciences Limited, and Zydus Pharmaceuticals (USA) Inc. (together, “Zydus”) (all collectively, “Defendants”) in the U.S. District Court for the District of Delaware (the “LIVMARLI Patent Litigations”), alleging infringement of certain Orange Book listed patents covering LIVMARLI oral solutions (the “LIVMARLI Patents”). The LIVMARLI Patent Litigations were initiated, in accordance with the procedures set out in the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act (the “Hatch-Waxman Act”), following the submission by Defendants of abbreviated new drug applications (“ANDAs”) directed to generic versions of LIVMARLI oral solutions. Defendants’ ANDAs seek approval to market generic versions of LIVMARLI oral solutions prior to the expiration of one or more of the LIVMARLI Patents and allege that one or more of the LIVMARLI Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Defendants’ ANDAs be no earlier than the expiration of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. Based on the Company initiating the litigation, the Defendants are subject to a 30-month stay of final regulatory approval through March 29, 2029, preventing them from marketing generic versions of LIVMARLI oral solutions during that time. On February 20, 2026, Sandoz asserted counterclaims against the Company and its co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. On March 30, 2026, Biophore asserted counterclaims against the Company and its co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to certain LIVMARLI Patents. On April 22, 2026, the Company had listed newly issued U.S. Patent No. 12,599,602 (the “’602 patent”) in the Orange Book, and on May 18, 2026, the Company, together with its co-plaintiffs filed amended complaints against Sandoz, Hetero, Biophore and Zydus asserting the ’602 patent. On June 1, 2026, Biophore asserted a counterclaim seeking declaratory judgment of non-infringement and invalidity with respect to the ’602 patent. On June 17, 2026, Sandoz asserted a counterclaim seeking declaratory judgment of non-infringement and invalidity with respect to the ’602 patent. The Company and its co-plaintiffs have denied all asserted declaratory judgment claims. On April 16, 2026, the Court ordered that the four pending cases against Sandoz, Hetero, Biophore and Zydus be consolidated for pretrial purposes. The Court issued a scheduling order on May 19, 2026. Discovery is ongoing.
On September 14, 2026, the Company, along with Satiogen Pharmaceuticals, Inc. and Shire Human Genetic Therapies, Inc. as co-plaintiffs, filed a complaint against Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited (as used in this paragraph, together, “Zenara”) in the U.S. District Court for the District of Delaware (the “LIVMARLI Tablet Litigation”), alleging infringement of certain Orange Book listed patents covering LIVMARLI tablets (the “LIVMARLI Tablets Patents”). The LIVMARLI Tablet Litigation was initiated, in accordance with the procedures set out in the Hatch-Waxman Act, following the submission by Zenara of an ANDA directed to generic versions of LIVMARLI tablets. Zenara’s ANDA seeks approval to market generic versions of LIVMARLI tablets prior to the expiration of one or more of the LIVMARLI Tablet Patents and alleges that one or more of the LIVMARLI Tablet Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Zenara’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. Based on the Company initiating the litigation, Zenara is subject to a 30-month stay of final regulatory approval through March 29, 2029, preventing Zenara from marketing generic versions of LIVMARLI tablets during that time. On September 28, 2026, Zenara asserted counterclaims against the Company and its co-plaintiffs seeking declaratory judgments of non-infringement and invalidity with respect to the LIVMARLI Tablet Patents. The Company and its co-plaintiffs have denied all asserted declaratory judgment claims. On October 26, 2026, the parties filed a proposed scheduling order.
On October 30, 2026, the Court ordered that the LIVMARLI Patent Litigations and the LIVMARLI Tablet Litigation be consolidated for pretrial purposes (together, the “Consolidated LIVMARLI Litigations”). A Markman hearing is set in the Consolidated LIVMARLI Litigations for July 20, 2027. Trial in the Consolidated LIVMARLI Litigations is set for September 18, 2028.
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
Overview
We are a biopharmaceutical company dedicated to transforming the treatment of rare diseases. Our strategy is to acquire, develop and commercialize medicines for rare diseases, with a focus on driving commercial growth and building a diversified portfolio with meaningful value creation potential. We pursue this strategy through the growth of our marketed medicines, advancement of our development-stage portfolio, and business development, including acquisitions and in-licensing.
Our commercial organization is focused on two areas, rare liver diseases and rare genetic diseases, with dedicated field teams serving each business. Our rare liver disease business is currently our larger commercial business and is led by LIVMARLI® (maralixibat) (“Livmarli”). Our rare genetic disease business includes ATEBRIOZ® (zilurgisertib) (“Atebrioz”), CHOLBAM® (cholic acid) capsules (“Cholbam”) and CTEXLI® (chenodiol) tablets (“Ctexli”).
Rare Liver
Livmarli (maralixibat) is a novel, orally administered, minimally-absorbed ileal bile acid transporter inhibitor (“IBATi”) that is approved for the treatment of cholestatic pruritus in patients with Alagille syndrome (“ALGS”) in the United States (“U.S.”), the European Union (“EU”) and various other countries around the world and for cholestatic pruritus in patients with progressive familial intrahepatic cholestasis (“PFIC”) in the U.S. and certain other countries and for the treatment of PFIC in the EU. We commercialize Livmarli in the U.S., Canada and certain countries in Europe and have entered into license and distribution agreements for commercialization in additional countries.
In addition, we are developing maralixibat for certain rare cholestatic conditions through the Phase 3 EXPAND study. We announced topline results from EXPAND in October 2026 demonstrating a statistically significant improvement in pruritus compared with placebo in the primary analysis population of pediatric patients as well as in the pre-specified subgroup of biliary atresia (“BA”) patients with native livers. We plan to submit a supplemental New Drug Application (“sNDA”) for Livmarli based on the EXPAND study in the first half of 2027.
We are advancing our product candidate, volixibat, a novel, oral, minimally-absorbed IBATi, for the treatment of cholestatic pruritus in patients with primary sclerosing cholangitis (“PSC”) and primary biliary cholangitis (“PBC”), for which the U.S. Food and Drug Administration (“FDA”) has granted Breakthrough Therapy designation. We announced topline results from the VISTAS Phase 2b clinical trial in PSC in May 2026. We subsequently completed a pre-New Drug Application (“NDA”) meeting with the FDA in which the agency recommended a Phase 3 study of volixibat in PSC. We believe the VISTAS study and supporting data can support an NDA review and have ongoing interactions with the FDA, leveraging our breakthrough therapy designation. We expect to submit a potential NDA to the FDA in the first half of 2027. We expect topline data from our PBC study of volixibat in the first quarter of 2027.
In January 2026, we completed the acquisition (the “Bluejay Acquisition”) of Bluejay Therapeutics, Inc. (“Bluejay”) and its lead product candidate brelovitug (BJT-778), which we are developing for chronic hepatitis D virus (“HDV”) infection. Brelovitug is a fully human IgG1 monoclonal antibody targeting hepatitis B surface antigen and has received FDA Breakthrough Therapy designation, European Medicines Agency (“EMA”) Priority Medicines (“PRIME”) scheme designation. In 2026, we announced topline results from the AZURE-1 Phase 3 study of brelovitug in HDV, which met its primary endpoint. We believe these results along with the results of AZURE-4 expected in the fourth quarter of 2026 may support a potential biologics license application (“BLA”) submission to the FDA in the first half of 2027 and, if approved, a U.S. commercial launch in the fourth quarter of 2027.
Rare Genetic
In April 2026, we entered into an agreement with Incyte Corporation (“Incyte”) whereby we obtained the right to develop and commercialize zilurgisertib worldwide. Zilurgisertib is an oral small molecule ALK2 inhibitor for the treatment of fibrodysplasia ossificans progressiva (“FOP”). The FDA approved zilurgisertib in September 2026 to reduce the volume of total new heterotopic ossification (“HO”) in adult and pediatric patients aged 12 and over with FOP. We commercialize zilurgisertib in the U.S. under the brand name Atebrioz and a marketing authorization application for potential approval in Europe is in review by the EMA. We are also developing zilurgisertib for younger patients with FOP. Based on recent positive results for a cohort of patients aged 6 to less than 12 years, we expect to file an sNDA in the U.S. in the first half of 2027. A clinical study of zilurgisertib for patients younger than 6 years is ongoing.
We market and commercialize Ctexli and Cholbam (together with chenodiol, the “Bile Acid Medicines”) in the U.S. directly and indirectly in certain foreign markets. Cholbam is approved in the U.S. for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for adjunctive treatment of patients with peroxisomal disorders, including peroxisome biogenesis disorder-Zellweger spectrum disorder (“PBD-ZSD”). Ctexli is approved for the treatment of adults with cerebrotendinous xanthomatosis (“CTX”).
In October 2024, we completed a license agreement with Enthorin Therapeutics, LLC and Dart Neuroscience LLC granting us the worldwide right to develop and commercialize MRM-3379, an allosteric inhibitor of Phosphodiesterase 4D (“PDE4D”). We are currently enrolling patients in the BLOOM Phase 2 clinical study of MRM-3379 in Fragile-X Syndrome (“FXS”) and expect topline data in 2027.
We plan to continue to expand our rare disease pipeline through business development. For example, in September 2026, we entered into a license agreement with a third party whereby we obtained the right to develop and commercialize a small molecule.
Financial Overview
Our net loss was $40.8 million for the three months ended September 30, 2026, our net income was $2.9 million for the three months ended September 30, 2025, and our net loss was $898.1 million and $17.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1.6 billion, compared to $667.5 million as of December 31, 2025. As of September 30, 2026, we had unrestricted cash, cash equivalents and investments of $500.5 million, compared to unrestricted cash, cash equivalents and investments of $391.4 million as of December 31, 2025.
We anticipate we will continue to generate net losses for the foreseeable future as we continue commercial activities for our approved medicines, conduct our ongoing and planned clinical trials, seek regulatory approvals for our product candidates and make potential milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. We expect that total product sales of our approved medicines will continue to increase on an annual basis; however, due to large periodic orders from Takeda Pharmaceutical Company Limited (“Takeda”) and our distributors, our product revenue may experience quarterly fluctuations. Additionally, our product revenues from Takeda are based upon variable consideration estimates. If actual results vary from our estimates, we will make adjustments in the period when such variances become known. As a result, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.
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
Product Sales, Net
We have four approved medicines: Livmarli, Cholbam, Ctexli and Atebrioz. We expect total product sales of our approved medicines will continue to increase on an annual basis.
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
Although we expect product revenues to increase as we continue commercial activities for our approved medicines, we may not achieve commercial success. Certain of our approved medicines may be subject to immediate competition from compounded and generic entrants, if the abbreviated new drug application (“ANDA”) and NDA for these drug products have no remaining or current patent exclusivity.
Operating Expenses
Cost of Sales
Cost of sales consists of raw materials, third-party manufacturing costs, personnel, facility and other costs of manufacturing commercial products, transportation and freight, amortization of finite-lived intangible assets and royalty payments payable on net sales of our approved medicines under licensing agreements. Cost of sales may also include period costs related to certain manufacturing services and charges for inventory valuation reserves. In addition, we have firm commitments for the purchase of minimum order quantities for active pharmaceutical ingredients (“APIs”). We periodically evaluate these firm commitments to determine if these commitments are in excess of our needs. If any net loss is determined, we record a charge to cost of sales in the period identified.
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
For the nine months ended September 30, 2026, we recorded a one-time stock-based compensation expense within research and development expense of $15.4 million related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition.
We expect our research and development expense will increase significantly in the future, excluding the one-time stock-based compensation expense in connection with the Bluejay Acquisition discussed above, as we continue to develop our clinical product candidates.
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
For the nine months ended September 30, 2026, we recorded a one-time stock-based compensation expense within selling, general and administrative expense of $19.3 million related to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition.
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
Interest Expense
We incur interest expense on our convertible notes. Interest on our convertible notes consists of a 4.00% per annum fixed rate of interest on our 4.00% convertible senior subordinated notes due 2029 (the “2029 Notes”) and amortization of debt discount and issuance costs on both the 2029 Notes and our 0.00% convertible senior subordinated notes due 2032 (the “2032 Notes”). The 2032 Notes do not have coupon interest.
Other Expense, Net
Other expense, net consists of gain or loss from remeasurement of the liability associated with the common stock issuable in connection with the Bluejay Acquisition after the satisfaction of certain indemnification obligations that may arise during the 12-month period following the asset acquisition date, as well as inducement expense in connection with the exchange and repurchase of a portion of the 2029 Notes in May and September 2026.
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
There have been no significant changes during the three and nine months ended September 30, 2026, except as described below, in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
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
Intangible assets are measured at their fair values as of the acquisition date. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to our future cash flows. Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis. We test our finite lived intangible assets for impairment annually or if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If it is determined that the asset is impaired, the carrying value is written down to its estimated fair value, with the related impairment charge recognized in the consolidated statements of operations in the period in which the impairment occurs.
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
If it is determined that the net assets acquired do not meet the definition of a business combination under the acquisition method of accounting or if substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets, the transaction is accounted for as an asset acquisition using the cost accumulation method. In an asset acquisition, no goodwill is recognized and contingent consideration generally is not recognized at the acquisition date. Upfront payments allocated to IPR&D projects at the acquisition date and subsequent pre-commercialization milestone payments are expensed as incurred in the statements of operations unless there is an alternative future use. Regulatory approval and commercial milestones are recorded as intangible assets when they are paid or payable.
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Revenue:
Product sales, net	$185,721	$133,010	$52,711
Operating expenses:
Cost of sales	35,172	25,537	9,635
Research and development	107,931	42,960	64,971
Acquired in-process research and development	13,500	—	13,500
Selling, general and administrative	88,864	61,910	26,954
Total operating expenses	245,467	130,407	115,060
(Loss) income from operations	(59,746)	2,603	(62,349)
Other income (expense):
Interest income	4,688	3,251	1,437
Interest expense	(1,606)	(3,606)	2,000
Other income, net	16,436	395	16,041
Net (loss) income before provision for income taxes	(40,228)	2,643	(42,871)
Provision for (benefit from) income taxes	538	(262)	800
Net (loss) income	$(40,766)	$2,905	$(43,671)
Product Sales, Net
Product sales, net was $185.7 million for the three months ended September 30, 2026, compared to $133.0 million for the three months ended September 30, 2025.
The following table disaggregates total Product sales, net (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Product sales, net:
Livmarli	$133,447	$92,235	$41,212
Bile Acid Medicines	52,274	40,775	11,499
Total product sales, net	$185,721	$133,010	$52,711
Livmarli product sales of $133.4 million for the three months ended September 30, 2026 represented an increase of $41.2 million from the three months ended September 30, 2025. This increase was largely driven by increased sales in the U.S. for both the ALGS and especially the PFIC indications and to a lesser extent an increase in rest of world sales from direct markets and our distributors and license partner sales.
Bile Acid Medicines sales of $52.3 million for the three months ended September 30, 2026 represented an increase of $11.5 million from the three months ended September 30, 2025. This increase was driven by new patient starts for both Cholbam and Ctexli.
Cost of Sales
For the three months ended September 30, 2026, cost of sales was $35.2 million, compared to $25.5 million for the three months ended September 30, 2025. The increase in cost of sales was primarily a result of increases in royalty expenses of $7.7 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements and $1.2 million of general commercial and supply chain support costs.

Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Product-specific costs:
Livmarli	$3,949	$3,033	$916
Volixibat	12,336	12,725	(389)
MRM-3379	2,907	3,510	(603)
Brelovitug	42,060	—	42,060
Non product-specific costs:
Stock-based compensation	14,296	5,676	8,620
Personnel	20,536	13,022	7,514
Other	11,847	4,994	6,853
Total research and development expenses	$107,931	$42,960	$64,971
Research and development expenses were $107.9 million for the three months ended September 30, 2026, an increase of $65.0 million compared to the three months ended September 30, 2025. The increase was primarily due to:
•for brelovitug, an increase of $42.1 million primarily related to expenses associated with clinical manufacturing and BLA enabling activities and expenses associated with conduct of the AZURE clinical trials;
•for personnel related and stock-based compensation expenses, an aggregate increase of $16.1 million, due to increased employee headcount and equity award grants, including incremental headcount assumed in our acquisition of Bluejay, to support our development pipeline; and
•for other, an increase of $6.9 million primarily for additional consulting services and expenses associated with other less significant development programs as well as increased overhead costs.
Acquired In-Process Research and Development
During the three months ended September 30, 2026, we recorded a $13.5 million charge, representing an acquired IPR&D asset with no alternative future use related to an agreement with a third party for the development and commercialization of a clinical stage small molecule compound.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $88.9 million for the three months ended September 30, 2026, an increase of $27.0 million compared to the three months ended September 30, 2025. The increase was primarily due to an increase of $13.2 million in personnel and other compensation related expenses, including an increase of $6.3 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $9.2 million sales, marketing and advertising expenses, $2.9 million of legal, accounting and other outside services and $2.8 million associated with the Mirum Access Plus patient services program.
Interest Expense
Interest expense for the three months ended September 30, 2026 decreased $2.0 million compared to the three months ended September 30, 2025 primarily due to the exchange and repurchase of a portion of the 2029 Notes.
Other income, net
Other income, net for the three months ended September 30, 2026 was an income primarily related to the remeasurement of the fair value of the liability associated with stock issuable in the Bluejay Acquisition of $16.5 million.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Revenue:
Product sales, net	$521,846	$372,380	$149,466
Operating expenses:
Cost of sales	94,325	71,976	22,349
Research and development	296,369	130,071	166,298
Acquired in-process research and development	756,237	5,000	751,237
Selling, general and administrative	266,663	182,902	83,761
Total operating expenses	1,413,594	389,949	1,023,645
Loss from operations	(891,748)	(17,569)	(874,179)
Other income (expense):
Interest income	11,940	9,307	2,633
Interest expense	(7,840)	(10,791)	2,951
Other income (expense), net	(7,798)	2,589	(10,387)
Net loss before provision for income taxes	(895,446)	(16,464)	(878,982)
Provision for income taxes	2,702	1,169	1,533
Net loss	$(898,148)	$(17,633)	$(880,515)
Product Sales, Net
Product sales, net was $521.8 million for the nine months ended September 30, 2026, compared to $372.4 million for the nine months ended September 30, 2025.
The following table disaggregates total Product sales, net (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Product sales, net:
Livmarli	$375,972	$253,619	$122,353
Bile Acid Medicines	145,874	118,761	27,113
Total product sales, net	$521,846	$372,380	$149,466
Livmarli product sales of $376.0 million for the nine months ended September 30, 2026 represented an increase of $122.4 million from the nine months ended September 30, 2025. This increase was largely driven by increased sales in the U.S. for both the ALGS and especially the PFIC indications and to a lesser extent an increase in rest of world sales from direct markets and our distributors and license partner sales.
Bile Acid Medicines sales of $145.9 million for the nine months ended September 30, 2026 represented an increase of $27.1 million from the nine months ended September 30, 2025. This increase was driven by new patients for both Cholbam and Ctexli.
Cost of Sales
For the nine months ended September 30, 2026, cost of sales was $94.3 million, compared to $72.0 million for the nine months ended September 30, 2025. The increase in cost of sales was primarily a result of increases in royalty expenses of $17.8 million on net sales of Livmarli and the Bile Acid Medicines under licensing agreements, $4.1 million of general commercial and supply chain support costs and amortization expense of $2.4 million associated with capitalized sales milestone payments under our license agreements. These increases were partially offset by a $2.1 million decrease primarily associated with excess purchase commitments for APIs associated with Ctexli, which were recorded during the nine months ended September 30, 2025.

Research and Development Expenses
The following table summarizes the period-over-period changes in research and development expenses relating to our product candidates in development for the periods indicated (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Product-specific costs:
Livmarli	$10,136	$11,596	$(1,460)
Volixibat	45,230	37,382	7,848
MRM-3379	11,707	6,957	4,750
Brelovitug	91,628	—	91,628
Non product-specific costs:
Stock-based compensation	52,712	18,529	34,183
Personnel	55,446	39,015	16,431
Other	29,510	16,592	12,918
Total research and development expenses	$296,369	$130,071	$166,298
Research and development expenses were $296.4 million for the nine months ended September 30, 2026, an increase of $166.3 million compared to the nine months ended September 30, 2025. The increase was primarily due to:
•for volixibat programs, an increase of $7.8 million, primarily due to increased expenses associated with conduct of the PBC trial;
•for MRM-3379, an increase of $4.8 million, primarily due to our Phase 2 study in FXS and related support studies;
•for brelovitug, which we acquired during the nine months ended September 30, 2026, an increase of $91.6 million primarily related to expenses associated with clinical manufacturing and BLA enabling activities and expenses associated with conduct of the AZURE clinical trials;
•for personnel related and stock-based compensation expenses, an aggregate increase of $50.6 million, of which $15.4 million is due to a one-time expense relating to unvested Bluejay employee stock awards which were accelerated in contemplation of the Bluejay Acquisition and $35.2 million due to increased employee headcount and equity award grants to support our development pipeline; and
•for other, an increase of $12.9 million primarily for additional consulting services and expenses associated with other less significant development programs as well as increased overhead costs.
Acquired In-Process Research and Development
During the nine months ended September 30, 2026, we recorded a $756.2 million charge, representing an acquired IPR&D asset with no alternative future use of $726.3 million related to the Bluejay Acquisition, $16.4 million related to the agreement with Incyte, and $13.5 million related to an agreement with a third party for the development and commercialization of a clinical stage small molecule compound. In comparison, acquired IPR&D for the nine months ended September 30, 2025 includes a development milestone payment associated with our EXPAND study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $266.7 million for the nine months ended September 30, 2026, an increase of $83.8 million compared to the nine months ended September 30, 2025. The increase was primarily due to increases of $30.0 million in personnel and other compensation related expenses, including an increase of $15.0 million in stock-based compensation, reflecting an increase in the number of our selling, marketing and administrative employees to support commercial activities for our approved medicines, $20.5 million sales, marketing and advertising expenses, a $19.3 million one-time expense relating to consideration paid to employees of Bluejay for unvested equity awards recognized as post-combination stock-based compensation expense, $9.8 million of legal, accounting and other outside services and $5.5 million associated with the Mirum Access Plus patient services program.
Interest Expense
Interest expense for the nine months ended September 30, 2026 decreased $3.0 million compared to the nine months ended September 30, 2025 primarily due to the exchange and repurchase of a portion of the 2029 Notes.

Other income (expense), net
Other income (expense), net for the nine months ended September 30, 2026 was an expense primarily related to the inducement expenses of $11.7 million incurred in connection with the exchange and repurchase of a portion of the 2029 Notes partially offset by the net gain from fair value remeasurement of the liability associated with stock issuable in the Bluejay Acquisition of $4.6 million.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations primarily through debt, equity, revenue interest financings and cash from our product sales and license and collaboration revenue. We had $500.5 million of unrestricted cash, cash equivalents and investments as of September 30, 2026, compared to unrestricted cash, cash equivalents and investments of $391.4 million as of December 31, 2025. We have incurred significant operating losses since our inception. As of September 30, 2026, we had an accumulated deficit of $1.6 billion, compared to $667.5 million as of December 31, 2025.
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
In September 2026, we used approximately $62.0 million in cash to repurchase a $20.0 million aggregate principal amount (approximately 25%) of the remaining 2029 Notes outstanding.
In January 2026, immediately following the consummation of the Bluejay Acquisition, we completed the private placement of 3,385,149 shares of our common stock (“PIPE Shares”) at a price per PIPE Share of $68.48 and pre-funded warrants to purchase 536,412 shares of our common stock (“Warrant Shares”) at a price per pre-funded warrant of $68.4799, which equals the purchase price per PIPE Share, less $0.0001, the exercise price of each Warrant Share, resulting in aggregate net proceeds of approximately $259.9 million after deducting offering expenses payable by us.
In August 2025, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “2025 Shelf Registration”), which became effective upon filing, pursuant to which we may register for sale from time to time in one or more offerings an unlimited amount of any combination of our common stock, preferred stock, debt securities and warrants, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This automatic shelf registration statement will remain in effect for up to three years from the date it became effective. As of September 30, 2026, we have not issued any securities pursuant to the 2025 Shelf Registration.
In November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $200.0 million of our common stock through the Sales Agents in an “at-the-market” offering. We are not required to sell shares under the 2023 Sales Agreement. Sales of our common stock, if any, under the 2023 Sales Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We will pay a given designated Sales Agent a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold through it pursuant to the 2023 Sales Agreement. As of September 30, 2026, we have not issued any securities pursuant to the 2023 Sales Agreement.
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

Our principal source of liquidity is product revenue from sales of our approved medicines. However, in certain reporting periods, liquidity from revenues may not be sufficient to cover expenses. For example, as a result of the Bluejay Acquisition, we have experienced a significant increase in research and development expenses as we continue the clinical development of brelovitug and ramp up manufacturing activities in anticipation of potential commercialization. Should product revenues from our currently approved medicines, our current product candidates or any future product candidates, if approved, be insufficient to fund operations, we would expect to finance our cash needs through a combination of cash on hand, equity offerings, debt financings and potential collaboration, license or development agreements. Our primary cash needs are for day-to-day operations and to fund our working capital requirements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Material Cash Requirements
In addition to ongoing capital needs to fund our ongoing operations, our material cash requirements include the following obligations for the Notes as of September 30, 2026:

	2029 Notes	2032 Notes
Principal outstanding (in thousands)	$59,035	$690,000
Issuance date	April 17, 2023	May 15, 2026
Maturity date (unless earlier converted, repurchased or redeemed)	May 1, 2029	June 1, 2032
Interest rate	4.00%	0.00%
Initial conversion rate	31.5075	7.1971
Initial conversion price	$31.74	$138.94
We may settle conversions of the Notes by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
The Notes are classified as long term liabilities in our condensed consolidated balance sheets. See Note 9 to our accompanying condensed consolidated financial statements for additional discussion on our convertible notes.
In addition, as of September 30, 2026, our material cash requirements for the operations of our business consisted primarily of the current and long-term liabilities noted on our unaudited condensed consolidated balance sheets as well as other commitments, including payments related to our license and acquisition agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 6 and 7 to our unaudited condensed consolidated financial statements.
In January 2026, we completed the acquisition of Bluejay. In addition to the consideration already paid, as of September 30, 2026, we are obligated to pay up to $24.8 million in cash and 522,375 shares of Company common stock, subject to deduction for taxes and certain holdbacks, and up to an aggregate of $200.0 million upon achievement of certain commercial milestones.
In April 2026, we entered into an agreement with Incyte whereby we obtained the right to develop and commercialize zilurgisertib worldwide. Zilurgisertib is an oral small molecule ALK2 inhibitor in development for the treatment of FOP. We paid an upfront payment of $16.0 million and, in October 2026, a milestone payment of $25.0 million related to FDA approval of Atebrioz. In addition, we are obligated to pay royalties in the mid-to-high single digit percentage range, additional regulatory milestones of up to $23.0 million, and commercial milestones of up to $15.0 million.
In September 2026, we entered into an agreement with a third party whereby we obtained the right to develop and commercialize a small molecule compound outside of China. We paid an upfront payment of $13.5 million. In addition, we are obligated to pay development and regulatory milestones of up to $32.5 million, commercial milestones of up to $525.0 million and royalties ranging from mid-single digit to low-double digit percentage range.
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
Cash Flows
The following table provides a summary of the net cash flow activity for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(277,326)	$49,760
Net cash used in investing activities	(200,428)	(24,960)
Net cash provided by financing activities	427,174	31,143
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,662)	3,630
Net (decrease) increase in cash, cash equivalents and restricted cash	$(53,242)	$59,573
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $277.3 million for the nine months ended September 30, 2026, reflecting our net loss of $898.1 million partially offset by adjustments of $547.9 million. Adjustments consisted primarily of the fair value of common stock issued as consideration in an asset acquisition, stock-based compensation, depreciation and amortization of our intangible assets and fixed assets, debt conversion inducement expense related to the exchange and repurchase of a portion of the 2029 Notes and change in fair value of the holdback liabilities related to our acquisition of Bluejay. Additionally, cash used in operating activities reflected a cash inflow for changes in net operating assets and liabilities of $73.0 million, primarily related to an increase in holdback liabilities payable in connection with our acquisition of Bluejay, an increase in accounts payable, accrued clinical trial and contract manufacturing costs with the addition of brelovitug to our development pipeline and an increase of sales deductions due to the growth from our product sales. This net inflow from change in operating liabilities was partially offset by an increase in accounts receivable related to the growth in our product sales and an increase in prepaid and other current assets related to assets acquired in the Bluejay Acquisition.
Net cash provided by operating activities was $49.8 million for the nine months ended September 30, 2025, reflecting our net loss of $17.6 million, partially offset by adjustments of $73.1 million. Adjustments consisted primarily of stock-based compensation, depreciation and amortization of our intangible assets and fixed assets, and charges associated with excess and obsolete inventory and firm commitment losses. Additionally, cash provided by operating activities reflected changes in net operating assets of $5.7 million, primarily related to an increase in accounts receivable and payments made for inventory and prepaid assets. The net use was partially offset by an increase in accrued sales deductions and royalties due to the growth from our product sales in the nine months ended September 30, 2025 and an increase in accrued clinical trial expenses during the period and an increase in accrued interest in relation to the 2029 Notes.
Net Cash Used in Investing Activities
Net cash used in investing activities was $200.4 million for the nine months ended September 30, 2026, primarily due to purchases of investments and the payment in 2026 of commercial milestones achieved in 2025, partially offset by proceeds from maturities of investments.
Net cash used in investing activities for the nine months ended September 30, 2025 was $25.0 million, primarily due to purchases of investments, partially offset by proceeds from maturities of investments.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $427.2 million for the nine months ended September 30, 2026, due to net proceeds from issuance of the 2032 Notes, net proceeds from issuance of common stock and pre-funded warrants in a private placement and proceeds from employee equity award exercises. The net cash provided by those transactions was partially offset by cash used in the repurchase of a portion of the 2029 Notes.
Net cash provided by financing activities was $31.1 million for the nine months ended September 30, 2025, due to proceeds from employee equity award exercises.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash, cash equivalents and investments as of September 30, 2026 consist of readily available checking and money market funds and investments. The primary objective of our investment activities is to preserve our capital to fund operations. We may invest in highly liquid and high-quality government and debt securities. As a result, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the strategies we employ (including the short-term nature of the instruments in our portfolio and the low risk profile of our investments), as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. For example, a hypothetical change in interest rates of 10% would not have a material impact on the fair market value of our cash equivalents and investments as of September 30, 2026. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.
We have outstanding $59.0 million and $690.0 million aggregate principal of the 2029 Notes and 2032 Notes, respectively, as of September 30, 2026. The interest rate on the 2029 Notes is fixed and therefore it does not expose us to risk related to changing interest rates. The 2032 Notes do not bear interest. As of September 30, 2026, the approximate fair value of our Notes was $782.4 million.
Foreign Currency Rate Risk
Our operations include activities in the U.S., the Netherlands, Switzerland and certain other countries. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. Our operating results are exposed to changes in foreign currency exchange rates between the U.S. Dollar (“USD”) and various foreign currencies, primarily the Euro and Swiss Franc. When the USD strengthens against these currencies, the relative value of the sales and operating expenses made in the respective foreign currency decreases. Conversely, when the USD weakens against these currencies, the relative value of such sales and operating expenses increases.
Based on our overall foreign currency denominated exposures as of September 30, 2026, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net assets and liabilities denominated in foreign currency by approximately $7.5 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in the USD exchange rate.
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
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Growing and maintaining our own sales force to market our approved medicines is expensive and time-consuming. Moreover, we may not be able to successfully or adequately develop this capability for our product candidates in development. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our approved medicines, and any agreements with such third parties may not be on terms that are favorable to us. To the extent we do rely on third parties to commercialize our approved medicines and our other product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized our product candidates ourselves. In addition, we have entered into a limited number of partner and distributor agreements. Any loss, commercial failure, or termination of rights pursuant to these agreements could delay or hinder our commercialization efforts.
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
We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment, amending Directive 2011/24/EU (the “Regulation”), entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and advanced therapy medicinal products. It will be expanded to orphan medicinal products in January 2028 and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicines. The Regulation establishes a framework for joint clinical assessments, increasing cooperation among EU Member States on clinical aspects of health technology evaluation. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies and making decisions on pricing and reimbursement. As implementation of the Regulation is phased in and methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. In addition, the number of joint scientific consultations available during development is limited and access to such consultations is not guaranteed. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those product candidates in the EU could be negatively affected.
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
The most common treatment emergent AEs seen in clinical trials of MRM-3379 in FXS include nausea and vomiting, all mild to moderate in severity.
In clinical studies of brelovitug, the most common treatment-related AEs were injection-related events and cases of flu-like illness that were mild to moderate in severity. There were no treatment-related serious adverse events (“SAEs”), Grade ≥3 AEs, or AEs leading to study discontinuation.
In clinical studies of Atebrioz, the most common adverse reactions were headache, arthralgia, upper respiratory tract infection, epistaxis and nausea. Most AEs were mild or moderate in severity, and no AEs led to treatment discontinuation or dose reduction.
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
Likewise, Ctexli and Atebrioz have age limited indications. Ctexli is only indicated for adults with CTX, and Atebrioz is approved to reduce the volume of total new HO in adult and pediatric patients aged 12 years and older with FOP even though each of these products may be prescribed by healthcare providers outside of those populations. If we are found to have promoted off-label uses of our approved medicines or product candidates, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Further, in the U.S., both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion and to undertake corrective remedies.
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
Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Similarly, the European Commission may require a RMP in order to collect additional information on a medicine’s safety profile which may include plans for pharmacovigilance activities and measures to minimize risks. In addition, if the FDA, European Commission or comparable foreign regulatory authorities approve a product candidate, the manufacturing processes, labeling, packaging, distribution, AE reporting, post-marketing obligations, storage, advertising, promotion, import, export and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. For example, we are subject to ongoing FDA and European Commission obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for Livmarli, which requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with current good manufacturing practices (“cGMP”) requirements and with the FDA’s and equivalent foreign good clinical practice (“GCP”).
In addition, Livmarli was the subject of a marketing authorization granted by the European Commission under exceptional circumstances in accordance with Article 14.8 of Regulation (EC) No 726/2004 relating to the authorization and supervision of medicines for human and veterinary use and establishing the EMA. This type of authorization is reviewed annually to reassess the risk-benefit balance of the medicine. The purpose of any specific procedures/obligations imposed as part of the marketing authorization granted in exceptional circumstances is to contribute to the provision of information on the safe and effective use of the product. Grant of a marketing authorization in exceptional circumstances will normally not lead to the completion of a full dossier/approval.
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
In July 2026, following a routine FDA inspection, we received a Form 483 observation related to our and our pharmacovigilance vendor’s failures to ensure certain expedited AE reports for our commercial products were submitted within required regulatory timeframes. We are remediating these failures and do not expect them to materially impact our business, but if similar failures occur in the future, we could become subject to the events or penalties described above.
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
Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Our clinical trials have in the past and could in the future fail to demonstrate safety and efficacy of the product candidate studied for the target indication. For example, in December 2023, we announced that our Phase 2b EMBARK clinical trial evaluating Livmarli in patients with BA did not meet its primary or key secondary endpoints. As another example, although brelovitug is being evaluated in the Phase 3 AZURE program for HDV and we announced positive topline results from the AZURE-1 study, there can be no assurance that the AZURE-4 results will be positive and support a BLA or that the AZURE-2 and AZURE-3 study results will be positive or that we will be able to submit a BLA on the basis of these results. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. In the case of our product candidates, we are seeking to develop treatments for rare diseases for which there is limited clinical experience, and our planned clinical trials use novel end points and measurement methodologies, which add complexity to the conduct of and analysis of data from our clinical trials and may delay or prevent regulatory approval.

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
•occurrence of SAEs in clinical trials of the same class of agents conducted by other companies;
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
Prior to obtaining approval to commercialize a product candidate in the U.S. or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA,

EMA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, European Commission or comparable foreign regulatory authorities. For example, in the second quarter of 2026, we announced positive results from our Phase 2b VISTAS clinical trial of volixibat in PSC. We subsequently completed a pre-NDA meeting with the FDA in which the agency recommended a Phase 3 study of volixibat in PSC. We expect to submit a potential NDA to the FDA in the first half of 2027 for approval of volixibat for the treatment of pruritus due to PSC based on the VISTAS study and supporting data, but regulatory authorities still may not agree with our interpretation of the safety or efficacy data from the study and may not grant approval. The FDA, EMA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. If we were required to conduct such additional preclinical studies or clinical trials, the FDA, EMA or comparable foreign regulatory authorities may not agree with our interpretation of the results and we may not receive approval for our product candidates or additional indications, or marketing of our approved medicines may be subject to additional requirements.
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
For example, on December 19, 2025, we, along with certain co-plaintiffs, filed four complaints in the U.S. District Court for the District of Delaware against multiple defendants alleging infringement of certain Orange Book listed patents covering LIVMARLI in connection with ANDAs directed to generic versions of LIVMARLI oral solutions (the “LIVMARLI Patent Litigations”). In addition, on September 14, 2026, we along with certain co-plaintiffs, filed a complaint in the U.S. District Court for the District of Delaware against one defendant alleging infringement of certain Orange Book listed patents covering LIVMARLI in connection with an ANDA directed to generic versions of LIVMARLI tablets (the “LIVMARLI Tablet Litigation”). For additional information regarding the LIVMARLI Patent Litigations and LIVMARLI Tablet Litigation, see Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the heading “Legal Proceedings.” We cannot make any predictions about the final outcome of these matters or the timing thereof.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. While we have four medicines approved for commercial sale, we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred substantial net losses since our inception in May 2018. For the nine months ended September 30, 2026 and 2025, we reported a net loss of $898.1 million and $17.6 million, respectively. As of September 30, 2026, we had an accumulated deficit of $1.6 billion.
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
On December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. The Pharma Package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The European Council formally adopted its first-reading position on the Pharma Package on September 28, 2026. The legislation is still subject to formal approval by the European Parliament, following which it will be published in the Official Journal of the European Union and enter into force. The Pharma Package encompasses a broad range of measures, including changes to regulatory data and market protection periods, including an eight-year regulatory data protection period and a one-year market protection period, with opportunities for additional periods of market protection subject to specified conditions and a maximum combined regulatory protection period of eleven years; changes to the orphan medicinal product framework, including a reduction in the standard period of orphan market exclusivity from ten to nine years, an eleven-year period of orphan market exclusivity for certain “breakthrough” orphan medicinal products, and changes to the incentives available for additional orphan indications; and an expansion of the “Bolar” exemption to permit certain activities relating to generic and biosimilar medicines while relevant intellectual property rights remain in force, including submissions for procurement tenders. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates. Other legislative initiatives include the proposed SPC Regulation revision, the proposed Critical Medicines Act (for which a provisional political agreement was reached in May 2026), and the proposed Biotech Act.
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
We are aware of two other companies pursuing clinical development and commercialization of therapies that reduce sBA levels via the ileal bile acid transporter (“IBAT”) pathway. Ipsen has IBATis in clinical development for cholestatic liver disease and Alfasigma has acquired the worldwide exclusive rights to develop, manufacture, and commercialize linerixibat, an IBATi previously developed by GSK.

We are aware Ipsen has received approval for odevixibat (Bylvay) for the treatment of pruritus in patients with PFIC and cholestatic pruritus in patients with ALGS in the U.S., and for the treatment of PFIC in the EU and for odevixibat (Kayfanda) for the treatment of cholestatic pruritus in ALGS. In the EU, Bylvay and Kayfanda are authorized under exceptional circumstances. Ipsen has opened enrollment in their ALGS open-label extension study to infants 11 months or younger and is also conducting a study of odevixibat in BA and plans to pursue other cholestatic liver diseases. We are aware Alfasigma has received approval for linerixibat (Lynavoy) for the treatment of pruritus in PBC from the FDA and European Commission.
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
In adult settings of cholestasis, similar to pediatric settings, cholestyramine, UDCA, rifampin and naltrexone are commonly used agents. We are aware that Gilead Science’s Livdelzi, and Ipsen’s Iqirvo are approved as a second-line treatment for PBC in patients with inadequate response to UDCA. We are aware of several agents in clinical development for the treatment of PBC including Alfasigma’s Ocaliva and bezafibrate, Assembly Biosciences Inc.’s ABI-6250, Zydus Therapeutics Inc.’s saroglitazar magnesium, Calliditas Therapeutics AB’s setanaxib, COUR Pharmaceuticals’ CNP-104, Umecrine Cognition’s golexanolone, Kowa Company Ltd’s K-808, HighTide Therapeutics Inc.’s HTD-1801, Hepagene Therapeutics Inc.’s HPG-1860, Tharimmune Inc.’s TH-104, and Cascade Pharmaceuticals Inc.’s CS-0159.
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
Bulevirtide, which is commercialized by Gilead Sciences, is approved for commercial sale in the U.S. and EU for the treatment of chronic HDV infection. We are also aware that Huahui Health Ltd.’s Libevitug is approved for the treatment of chronic HDV infection in China and in clinical development for approval in additional geographies. In addition, we are aware that Vir Biotechnology is developing tobevibart in combination with elebsiran for the treatment of chronic HDV. We are aware of several other agents in clinical development for the treatment of chronic HDV including Gilead Science’s GS-4321, Shanghai HEP Pharmaceutical Co., Ltd.’s Hepalatide, Suzhou Ribo Life Science Co., Ltd.’s RBD1016, Assembly Biosciences Inc.’s ABI-6250, Huahui Health Ltd.’s HH-1270, Replicor Inc.’s REP 2139-Mg and REP 2139-Ca, and EIT Pharma’s Jitixib® (Lonafarnib).
We are aware Ipsen’s Sohonos and Regeneron Pharmaceuticals Inc.’s Pasatru are approved in the U.S. for the treatment of FOP. We are not aware of any European Commission approved therapeutics for the treatment of FOP. We are aware of other agents in clinical development for the treatment of FOP including Ashibio Inc.’s andecaliximab.
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
Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products (“COMP”), grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development. In September 2013, the FDA granted orphan drug status to Livmarli for the treatment of patients with PFIC and ALGS in the U.S. We also received orphan drug designation for Livmarli for PFIC and ALGS in the EU. In 2025, the FDA and COMP granted orphan drug designation for volixibat for PBC and PSC. The FDA granted orphan drug designation for chenodiol for the treatment of CTX in 2010. COMP granted orphan drug designation for brelovitug for hepatitis D virus infection in 2024 and the FDA granted orphan designation for brelovitug for hepatitis D in 2026. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory authority’s agreed upon pediatric investigation plan (“PIP”). The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or European Commission determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period including the same active ingredient, if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the European Commission may approve another drug for the same indication despite its orphan exclusivity on the basis that it is not a similar medicinal product or if it is considered safer, more effective, or otherwise clinically superior. Conversely, the European Commission may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to Livmarli for the treatment of PFIC and ALGS, and for volixibat for the treatment of PBC, our current orphan drug designations may not provide exclusivity for approval for Livmarli or volixibat for modified or different indications.
In December 2025, the European Parliament and European Council reached a political agreement on the Pharma Package, which includes proposed changes to the EU orphan medicinal product framework that may, in the future, modify the length of orphan market exclusivity, change the way in which market exclusivity is awarded to drugs with more than one approved orphan indication, remove the possibility to obtain a two-year extension orphan market exclusivity for PIP completion and make orphan medicinal products eligible for a six-month supplementary protection certificate extension instead.
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
As of September 30, 2026, we had 470 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, and violators of these laws may face significant penalties.
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
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Additionally, some of our customer contracts require us to host personal data locally. We publish privacy policies, marketing materials and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning artificial intelligence (“AI”), data privacy and security. Regulators in the U.S. may scrutinize these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to adverse consequences.
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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. For example, we entered into an assignment and license agreement with Shire pursuant to which we were assigned exclusive global rights to license intellectual property and know-how related to Livmarli and volixibat, rights to license know-how related to Livmarli from Pfizer, certain patents and know-how related to volixibat from Sanofi and certain patents and know-how related to Livmarli and volixibat from Satiogen, which we subsequently acquired in May 2022. We also acquired licensed rights to commercialize Cholbam and chenodiol from certain parties via the acquisition of assets from Travere Therapeutics, Inc. (the “Bile Acid Portfolio Acquisition”). We acquired licensed rights to develop brelovitug from Novartis, and the manufacture of brelovitug depends on a cell-line license from Lonza. Further, we acquired exclusive licensed rights to develop and commercialize zilurgisertib worldwide from Incyte. We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize our approved medicines and product candidates, if approved.
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
We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the competent authorities of the individual EU Member States, or comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, trial sites and clinical vendors. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA, the competent authorities of the individual EU Member States, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may not determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal, state or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
Our CROs are not our employees and, except for requirements and remedies available to us under our agreements with such CROs, we have limited control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and non-clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, scientific standards or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.
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
We and our third-party suppliers and manufacturers are vulnerable to geopolitical and macroeconomic developments, such as potential future bank failures, tariffs and trade tensions, prior and potential future shutdowns of the federal government and the resulting effects on its regulatory agencies, geopolitical tensions, the ongoing conflicts between Ukraine and Russia and in the Middle East, and increasing tensions between the U.S. and China, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, future pandemics, high inflation rates and the responses by central banking authorities to control such inflation, which could negatively impact the availability or cost of materials and the third parties on which we rely. Similarly, the manufacturing facilities of a majority of our suppliers are located outside of the U.S. This may give rise to difficulties in importing our product into the U.S. or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation, defective packaging or negative impacts on global shipping due to geopolitical and macroeconomic developments. If such events result in any interruption in the supply of a drug substance or other material or in the manufacture of our approved medicines, such interruption could have a material adverse effect on our business, financial condition, operating results and prospects.
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
Additional funding may not be available on acceptable terms, or at all. As a result of adverse geopolitical and macroeconomic developments, such as potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs and trade tensions, prior and potential future shutdowns of the federal government and the resulting effects on its regulatory agencies, geopolitical tensions, the ongoing conflicts between Ukraine and Russia and in the Middle East, and increasing tensions between the U.S. and China, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our approved medicines and product candidates or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.
Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in April 2023, we issued and sold $316.3 million aggregate principal amount of the 2029 Notes, of which approximately $59.0 million aggregate principal amount remain outstanding as of September 30, 2026. In August 2023, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock. In November 2023, we entered into a Sales Agreement (the “2023 Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million. In January and February 2026, we issued 4,517,062 shares of our common stock in connection with the closing of the Bluejay Acquisition, and may issue up to 522,375 shares of our common stock in the future subject to certain conditions. Further, immediately following the closing of the Bluejay Acquisition, we issued and sold in two private placement offerings an aggregate of (i) 3,385,149 shares of our common stock and (ii) pre-funded warrants to purchase 536,412 shares of our common stock, for aggregate gross proceeds of approximately $268.5 million. In May 2026, we issued and sold $690.0 million aggregate principal amount of the 2032 Notes. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as such.
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
Holders of the Notes may, subject to a limited exception described in certain provisions in the Notes and the indenture relating to the 2029 Notes (the “2029 Notes Indenture”) or the indenture relating to the 2032 Notes (the “2032 Notes Indenture” and, together with the 2029 Notes Indenture, the “Indentures”), between us and U.S. Bank Trust Company, National Association, as applicable, require us to repurchase the Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and agreements governing any future indebtedness may restrict our ability to repurchase the Notes or pay any cash amounts due upon conversion. Our failure to repurchase the Notes or to pay any cash amounts due upon conversion when required will constitute a default under the applicable Indenture. A default under such Indenture or the fundamental change itself could also lead to a default under agreements governing any existing or future indebtedness, including the other Indenture, which may result in any such indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the Notes or any future indebtedness.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.
As of September 30, 2026, we had $749.0 million aggregate principal amount of indebtedness under the Notes.
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
The conditional conversion feature of the Notes entitles holders of the Notes to convert the Notes at any time during specified periods at their option if such conditions are met. For example, the conditional conversion feature of the 2029 Notes has been met previously, including for the quarterly period ending September 30, 2026. Consequently, for prior quarterly periods, the 2029 Notes were, and for the quarterly period ending December 31, 2026, the 2029 Notes are, subject to conversion at the election of the holders. If one or more holders elect to convert their 2029 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
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
During the three months ended September 30, 2026, the conditional conversion feature of the 2029 Notes was triggered and the 2029 Notes are convertible, in whole or in part, at the option of the holders between October 1, 2026 through December 31, 2026.

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
As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of foreign patent offices. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rule-making, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. For example, the scope of patentable subject matter under 35 U.S.C. 101 has evolved significantly over the past several years as the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions. Other jurisdictions may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. Further, the U.S. and other governments may, at any time, enact changes to laws and regulations that create new avenues for challenging the invalidity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
In addition, geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, due to the Russia-Ukraine conflict, the U.S. and other foreign governments have implemented various economic sanctions and trade and activity restrictions involving Russia and Belarus. It is possible that additional sanctions and restrictions will be imposed by the U.S. or other jurisdictions as the Russia-Ukraine conflict continues, and such actions may include limiting or preventing filing, prosecution, and/or maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the U.S. without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
In addition, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer or third party with authorized access. Third party intrusions can involve the use of AI, whether used intentionally or which acts on its own. Our security measures may not prevent an employee, consultant, customer, or third party, including AI, from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, especially now in view of potential intrusions occurring by AI, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our approved medicines and any then-approved product that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since January 1, 2026 to November 2, 2026 has ranged from a low of $75.56 to a high of $128.57. In addition to the factors discussed in this “Risk Factors” section, these factors include, among others:
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
•geopolitical and macroeconomic developments, including the ongoing military conflicts, economic slowdowns, recessions, inflation, tariffs and trade tensions, prior and potential future shutdowns of the federal government and the resulting effects on its regulatory agencies, bank failures, high interest rates and tightening of credit markets; and
•other events or factors, many of which are beyond our control.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through our automatic shelf registration statement on Form S-3 filed with the SEC in August 2025. For example, in November 2023, we entered into the 2023 Sales Agreement, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $200.0 million through the sales agents. The remaining capacity under the 2023 Sales Agreement was $200.0 million as of September 30, 2026. Further, in connection with and immediately prior to the closing of the Bile Acid Portfolio Acquisition, we completed a private placement of our common stock, pursuant to which we issued 8,000,000 shares of our common stock, and we filed a registration statement registering 7,937,448 of these shares for resale. In January and February 2026, we issued 4,517,062 shares of our common stock in connection with the closing of the Bluejay Acquisition, and may issue up to 522,375 shares of our common stock in the future subject to certain conditions. Also, immediately following the closing of the Bluejay Acquisition, we issued and sold in two private placement offerings an aggregate of (i) 3,385,149 shares of our common stock and (ii) pre-funded warrants to purchase 536,412 shares of our common stock, for aggregate gross proceeds of approximately $268.5 million. We registered for resale all the shares of our common stock (or, in the case of the pre-funded warrants, all of the shares of our common stock issuable upon exercise of such pre-funded warrants) that we issued in connection with the Bluejay Acquisition and the private placement offerings immediately following the closing of the Bluejay Acquisition. If these additional shares of common stock are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. Subject to the limitations on our ability to sell common stock described above, if we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, including noteholders who have received shares of our common stock upon conversion of their notes, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
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
Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs and trade tensions, prior and potential future shutdowns of the federal government and the resulting effects on its regulatory agencies, geopolitical tensions and military conflicts, such as the ongoing conflicts between Ukraine and Russia and in the Middle East, and increasing tensions between the U.S. and China. The effects caused by these factors could be exacerbated by any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, inflation and interest rates, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers, suppliers and other collaborators operate. A weak or declining global economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
The sensitive information processed and stored in our technology systems, and those of our research collaborators, CROs, contractors, consultants and other third parties with whom we work, may be vulnerable to cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to a variety of threats, including but not limited to errors or malfeasance by our personnel or the personnel of the third parties, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks, credential stuffing, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware, supply-chain attacks, server malfunctions, software or hardware failure, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI and other similar threats. Threat actors are continuing to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more difficult for us to identify, investigate and recover from incidents. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
We work with third parties and technologies that operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee communications, and other functions. Likewise, we work with third-party research institution collaborators, CMOs, CROs, other contractors and consultants for many aspects of our business, including research and development activities and manufacturing of our approved medicines and our product candidates, and similar events relating to their computer systems or data could also have a material adverse effect on our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or the supply chains of the third parties with whom we work have not been compromised.
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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Saira Ramasastry, Director	Adopted	August 10, 2026	X		Up to 18,980	August 10, 2027
Peter Radovich, President and Chief Operating Officer	Adopted	August 10, 2026	X		Up to 106,608 (a)	August 10, 2027
Jody Howe, Senior Vice President, Global Controller	Adopted	August 19, 2026	X		Up to 117,043 (a)	November 15, 2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(a) This number includes shares of our common stock issuable pursuant to awards of unvested restricted stock units (“RSUs”) and unvested performance stock units (“PSUs”). The PSUs are subject to the achievement of certain performance conditions as set forth in the applicable PSU agreement. The actual number of PSUs that vest following the end of an applicable performance period, if any, varies and therefore the resulting shares of our common stock available for sale under the plan will depend on the attainment of the performance metrics. The maximum number of shares to be sold will be reduced by net shares withheld to satisfy tax withholding obligations that arise in connection with the vesting and settlement. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events and assumed the maximum payout of the PSUs.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019).

10.1	Transition and Separation Agreement, dated September 28, 2026, by and between the Company and Joanne Quan, M.D.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Mirum Pharmaceuticals, Inc.

Date: November 3, 2026	By:	/s/ Christopher Peetz
Christopher Peetz
Chief Executive Officer (Principal Executive Officer)

Mirum Pharmaceuticals, Inc.

Date: November 3, 2026	By:	/s/ Eric Bjerkholt
Eric Bjerkholt
Chief Financial Officer (Principal Financial Officer)